Form 10-Q
period 2000-06-30
DECODE GENETICS INC
filed 2000-08-14
CIK 1022974

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER 000-30469

                              deCODE GENETICS, INC.
             (Exact Name of Registrant as specified in its Charter)

            Delaware                                    04-3326704
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                         Lynghals 1, Reykjavik, Iceland
                    (Address of principal executive offices)

                                  +354-570-1900
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes _____    No  X

The aggregate number of shares of the registrant's common stock outstanding on July 31, 2000 was 44,430,343.

                             deCODE genetics, Inc.

                                     INDEX

                                                                        Page No.

PART I. FINANCIAL INFORMATION ........................................      3

Item 1. Financial Information ........................................      3

        Condensed Consolidated Balance Sheets as of June 30, 2000 and
          December 31, 1999 ..........................................      3
        Condensed Consolidated Statements of Operations for the
          three and six months ended June 30, 2000 and 1999 ..........      4

        Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2000 and 1999 ....................      5
        Notes to Condensed Consolidated Financial Statements .........      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................     11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...     32

PART II. OTHER INFORMATION ...........................................     32

Item 2. Changes in Securities and Use of Proceeds ....................     32

Item 6. Exhibits and Reports on Form 8-K .............................     33

        (a) Exhibits .................................................     33
        (b) Reports on Form 8-K ......................................     34

Signatures ...........................................................     35

Index to Exhibits   ..................................................     36

                                     PART I
                              FINANCIAL INFORMATION


Item 1.      Financial Information

                             deCODE genetics, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,           DECEMBER 31,
                                                                                       2000                 1999
                                                                                   -------------        -------------
ASSETS                                                                                        (UNAUDITED)
Current assets:
    Cash and cash equivalents ..............................................       $  34,007,257        $  29,845,664
    Receivable from share issuance .........................................                   0           33,143,836
    Prepaid expenses and other current assets ..............................           4,927,474            3,695,351
                                                                                   -------------        -------------
          Total current assets .............................................          38,934,731           66,684,851
Investments and other long-term assets .....................................             852,792              790,217
Property and equipment, net ................................................          16,298,222           13,051,466
                                                                                   -------------        -------------
          Total assets .....................................................       $  56,085,745        $  80,526,534
                                                                                   =============        =============

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK
    AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses ..................................       $   7,355,989        $   4,314,115
    Current portion of capital lease obligations ...........................           1,988,657            2,218,726
    Deferred research revenue ..............................................           1,932,778            2,238,333
    Payable to preferred shareholders ......................................                   0           17,467,077
                                                                                   -------------        -------------
          Total current liabilities ........................................          11,277,424           26,238,251
Capital lease obligations, net of current portion ..........................           3,690,593            4,549,809
Other long-term liabilities ................................................             383,547              921,245
Redeemable, convertible preferred stock, $0.001 par value;
32,641,926 shares authorized:
    Series A;
       Designated: 11,041,926 shares
       Issued and outstanding: 9,624,282 shares
            (liquidation value $12,145,761) at June 30, 2000 ...............          12,911,974           12,405,887
    Series B;
       Designated: 10,300,000 shares
       Issued and outstanding: 10,043,814 shares
            (liquidation value $108,652,267) at June 30, 2000 ..............         106,826,701           99,865,152
    Series C;
       Designated: 4,583,334 shares
       Issued and outstanding: 4,066,667 shares
            (liquidation value $11,615,290) at June 30, 2000 ...............          11,894,824            9,318,328
                                                                                   -------------        -------------
    Total redeemable, convertible preferred stock ..........................         131,633,499          121,589,367
                                                                                   -------------        -------------
Stockholders' equity (deficit):
    Common stock, $0.001 par value;
       Authorized: 60,000,000 shares
       Issued and outstanding:  9,653,262 and 9,604,012 shares
       at June 30, 2000 and December 31, 1999, respectively ................               9,653                9,604
    Additional paid-in capital .............................................          36,644,223           35,072,575
    Notes receivable .......................................................          (9,593,996)          (9,597,830)
    Deferred compensation ..................................................         (10,219,223)         (12,549,757)
    Dividends accreted on redeemable, convertible preferred stock ..........         (13,064,516)          (8,384,951)
    Accumulated deficit ....................................................         (94,694,084)         (77,324,190)
    Accumulated other comprehensive income .................................              18,625                2,411
                                                                                   -------------        -------------
         Total stockholders' equity (deficit) ..............................         (90,899,318)         (72,772,138)
                                                                                   -------------        -------------
          Total liabilities, redeemable, convertible preferred stock and
                stockholders' equity (deficit) .............................       $  56,085,745        $  80,526,534
                                                                                   =============        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             deCODE genetics, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                          FOR THE THREE MONTHS ENDED JUNE 30,      FOR THE SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------     ---------------------------------
                                               2000                1999               2000                1999
                                           ------------        ------------        ------------        ------------
                                           (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
REVENUE
    Research collaborative contract        $  3,798,333        $  3,548,333        $  8,235,555        $  7,402,222
    Other revenue ..................             30,194              13,828             211,358             667,428
                                           ------------        ------------        ------------        ------------
          Total revenue ............          3,828,527           3,562,161           8,446,913           8,069,650
OPERATING EXPENSES
    Research and development .......          9,971,227           7,771,797          19,205,595          14,576,943
    General and administrative .....          4,794,871           1,256,371           7,741,208           3,465,120
                                           ------------        ------------        ------------        ------------
          Total operating expenses .         14,766,098           9,028,168          26,946,803          18,042,063
                                           ------------        ------------        ------------        ------------
Operating loss .....................        (10,937,571)         (5,466,007)        (18,499,890)         (9,972,413)
Equity in net earnings (loss) of
    affiliate ......................            (68,237)            (30,899)            (68,237)           (309,679)
Interest income and other, net .....            614,360              76,857           1,278,540             174,371
Taxes ..............................                  0                   0                   0                   0
                                           ------------        ------------        ------------        ------------
Net loss ...........................        (10,391,448)         (5,420,049)        (17,289,587)        (10,107,721)
Accrued dividends and amortized
discount on preferred stock ........         (2,380,493)         (2,580,435)         (4,759,871)         (3,442,695)
Net loss available to common               ------------        ------------        ------------        ------------
    stockholders ...................       $(12,771,941)       $ (8,000,484)       $(22,049,458)       $(13,550,416)
                                           ============        ============        ============        ============


Basic and diluted net loss per share       $      (1.65)       $      (1.27)       $      (2.91)       $      (2.25)
Shares used in computing basic and
    diluted net loss per share .....          7,717,614           6,283,118           7,578,244           6,027,114

Pro forma basic and
    diluted net loss per share .....       $      (0.34)       $      (0.21)       $      (0.56)       $      (0.39)
Shares used in computing
    pro forma basic and diluted net
    loss per share .................         30,796,821          26,389,776          30,604,251          25,855,785



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             deCODE genetics, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  ---------------------------------
                                                                                     2000                1999
                                                                                  ------------        ------------
Cash flows from operating activities:                                              (UNAUDITED)         (UNAUDITED)
Net loss ..................................................................       $(17,289,587)       $(10,107,721)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................          1,727,893           1,403,964
   Equity in net loss of affiliate ........................................             68,237             309,679
   Amortization of deferred stock compensation ............................          3,427,121           2,674,746
   Other stock-based remuneration .........................................          3,415,930             515,000
   Accrued interest on receivable from share issuance .....................            893,836                   0
   Equipment received for services provided ...............................                  0            (414,000)
   Other ..................................................................           (280,394)                  0
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets ...............................         (1,411,786)            (75,185)
  Accounts payable and accrued expenses ...................................          1,786,096            (314,129)
  Deferred research revenue ...............................................           (305,555)            527,778
  Other long-term liabilities .............................................             66,666              66,666
                                                                                  ------------        ------------
     Net cash used in operating activities ................................         (7,901,543)         (5,413,202)
                                                                                  ------------        ------------

Cash flows from investing activities:
   Purchase of property and equipment .....................................         (3,458,926)         (1,262,788)
   Investment in affiliated company, net ..................................           (518,851)           (254,444)
                                                                                  ------------        ------------
     Net cash used in investing activities ................................         (3,977,777)         (1,517,232)
                                                                                  ------------        ------------

Cash flows from financing activities:
  Forfeiture of common stock ..............................................                 (1)               (331)
  Issuance of preferred stock and warrants ................................         34,534,276           4,158,444
  Issuance of common stock ................................................             63,000                   5
  Repurchase of preferred stock ...........................................        (17,467,077)                  0
  Repayment of notes receivable for common stock ..........................                  0             112,000
  Installment payments on capital lease obligations .......................         (1,089,285)           (976,669)
                                                                                  ------------        ------------
     Net cash provided by financing activities ............................         16,040,913           3,293,449
                                                                                  ------------        ------------

Net increase (decrease) in cash ...........................................          4,161,593          (3,636,985)
Cash and cash equivalents at beginning of period ..........................         29,845,664          25,075,844
                                                                                  ------------        ------------
Cash and cash equivalents at end of period ................................       $ 34,007,257        $ 21,438,859
                                                                                  ============        ============



Supplemental schedule of non-cash transactions:
    Payable related to purchase of property ...............................        $ 1,423,000        $          0
    Series B Preferred Stock issued in
       exchange for shares in affiliate ...................................                  0             779,064
    Supplies received in exchange for services provided ...................        $         0        $    239,600


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

deCODE genetics, Inc. ("deCODE") is a genomics and health informatics company which applies and develops modern informatics to collect and analyze data about the Icelandic population in order to develop products and services for the healthcare industry. deCODE was founded in 1996 and its facilities are located in Reykjavik, Iceland, where all of deCODE's operations take place.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by deCODE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. deCODE believes the disclosures included in the unaudited condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in deCODE's Registration Statement on Form S-1 are adequate to make the information presented not misleading.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and operations of deCODE and its wholly owned subsidiary, Islensk erfdagreining ehf., which is an Icelandic company registered in Reykjavik. deCODE conducts all of its operations through this subsidiary and owns all of its outstanding share capital, all of which is fully-paid. No dividends have been paid by this subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                             deCODE genetics, Inc.

COMPUTATION OF NET LOSS PER COMMON SHARE

Net loss per share is computed under Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share is computed using net loss available to common stockholders and the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding during the period is the number of shares determined by relating the portion of time within a reporting period that common shares have been outstanding to the total time in that period.

Net loss available to common stockholders consisted of the following:

                                               FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                              ------------------------------------  ----------------------------------
                                                  2000                1999                2000                1999
                                              ------------        ------------        ------------        ------------
                                                (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Net loss .................................    $(10,391,448)       $ (5,420,049)       $(17,289,587)       $(10,107,721)
Accrued dividends on Series A,
    Series B and Series C preferred stock       (2,340,340)           (832,873)         (4,679,565)         (1,695,133)
Amortized discount on Series A
    and Series C preferred stock .........         (40,153)         (1,747,562)            (80,306)         (1,747,562)
                                              ------------        ------------        ------------        ------------
Accrued dividends and amortized
    discount on preferred stock ..........      (2,380,493)         (2,580,435)         (4,759,871)         (3,442,695)
Net loss available to
                                              ------------        ------------        ------------        ------------
    common stockholders ..................    $(12,771,941)       $ (8,000,484)       $(22,049,458)       $(13,550,416)
                                              ============        ============        ============        ============

Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. Diluted net loss per share does not differ from basic net loss per share since potential common shares from the conversion of preferred stock, stock options and warrants are antidilutive for all periods presented and are, therefore, excluded from the calculation. For the three and six month periods ended June 30, 2000 and for the three and six month periods ended June 30, 1999, preferred stock convertible into 23,737,081 and 20,417,618 shares of common stock, respectively, options to purchase 30,000 and 32,000 shares of common stock, respectively, and options and warrants to purchase 1,492,500 and 2,110,037 shares of preferred stock, respectively, were not included in the computation of diluted loss per share since their inclusion would be antidilutive.

                             deCODE genetics, Inc.

PRO FORMA NET LOSS PER SHARE

Pro forma basic and diluted net loss per share is computed assuming the conversion of all outstanding shares of preferred stock into common stock, as if the preferred shares had converted immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share, net loss has not been increased for the accumulated dividends or amortized discounts on preferred stock. The calculation of pro forma net loss per share for the three month periods ended June 30, 2000 and 1999 and the six month periods ended June 30, 2000 and 1999 is as follows:


                                                       FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                                                       -----------------------------------     --------------------------------
                                                           2000                1999                2000                1999
                                                       ------------        ------------        ------------        ------------
                                                        (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Net loss available to common stockholders .........    $(12,771,941)       $ (8,000,484)       $(22,049,458)       $(13,550,416)
Pro forma adjustments to reflect assumed conversion
    of preferred stock:
Accrued dividends and amortized discounts on
    preferred stock ...............................      (2,380,493)         (2,580,435)         (4,759,871)         (3,442,695)
Net loss used in computing pro forma basic and
                                                       ------------        ------------        ------------        ------------
    diluted net loss per share ....................    $(10,391,448)       $ (5,420,049)       $(17,289,587)       $(10,107,721)
                                                       ============        ============        ============        ============

Shares used in computing pro forma basic and
    diluted net loss per share ....................       7,717,614           6,283,118           7,578,244           6,027,114

Pro forma adjustment to reflect weighted effect of
    assumed conversion of preferred stock .........      23,079,207          20,106,658          23,026,007          19,828,671
Shares used in computing pro forma basic and
                                                       ------------        ------------        ------------        ------------
    diluted net loss per share ....................      30,796,821          26,389,776          30,604,251          25,855,785
                                                       ============        ============        ============        ============

Pro forma basic and diluted net loss per share ....    $      (0.34)       $      (0.21)       $      (0.56)       $      (0.39)

SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures About Segments of an Enterprise and Related Information." This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers.

Management plans to organize deCODE's main business units along three avenues of commercialization: discovery services, database services, and healthcare informatics. Through June 30, 2000, deCODE has substantially undertaken only discovery services and, as such, has only this single reportable segment under SFAS No. 131. Discovery services, or the development and application of proprietary bioinformatics tools to discover disease-related genes and associated drug targets, are currently carried-out in collaboration with Roche and in deCODE's own research programs. This business unit will also ultimately encompass diagnostic and therapeutic products and pharmacogenomic services. The database services business unit will involve the construction and commercialization of the Icelandic Health Sector Database containing non-personally identifiable data from Icelandic healthcare records, and the deCODE Combined Data Processing system to cross-reference data from the Icelandic Health Sector Database with genealogical and genotypic data. deCODE expects to derive revenues from the database services business unit by providing services through the deCODE Combined Data Processing system to pharmaceutical and biotechnology companies, healthcare providers and other participants in the healthcare industry. The healthcare informatics business unit will seek to commercialize bioinformatics tools developed in deCODE's gene and drug target discovery and database efforts. Products of the healthcare informatics business unit are expected to include medical decision-support systems designed to assist the decision making process in the delivery of healthcare and privacy protection products derived from deCODE's expertise in encryption tools for complex and sensitive medical and genetic data.

All of deCODE's revenues from inception through June 30, 2000 have been generated in Iceland, and all of deCODE's long-lived assets are located in Iceland.

                             deCODE genetics, Inc.

NOTE 2.  LITIGATION

In January 2000, Porsteinn Jonsson and Genealogia Islandorum hf., the holders of copyrights to approximately 100 books of genealogical information, commenced an action against deCODE in the District Court of Reykjavik in Iceland. They allege that deCODE's genealogy database infringes their copyrights and seek damages in the amount of approximately $9,000,000 and a declaratory judgment to prevent deCODE from using the allegedly infringing data. deCODE believes the suit is without merit and intends to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

In January 2000, an individual advised deCODE that he believes that he and another individual are entitled to receive, collectively, 1,000,000 shares of deCODE common stock pursuant to an agreement with deCODE. The other individual has not asserted a claim to these shares. deCODE believes that this assertion is without merit and intends to defend vigorously any action that this party may commence. On April 10, 2000, Ernir Snorrason, original stockholder of deCODE, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that deCODE improperly exercised an option to repurchase 256,637 shares of common stock that deCODE issued to Mr. Snorrason in 1996 pursuant to a Founders' Stock Purchase Agreement. The complaint seeks an order requiring deCODE to recognize Mr. Snorrason as the owner of these shares. deCODE believes that it has good defenses to this action and intends to defend it vigorously; however, the ultimate resolution of this matter cannot yet be determined.

In February 2000, Mannvernd, an organization known as the Association of Icelanders for Ethics in Science and Medicine, issued a press release announcing its intention to file lawsuits against the State of Iceland and any other relevant parties, including deCODE, to test the constitutionality of the Act. In its press release, Mannvernd indicated that it hopes to halt the construction and/or operation of the Icelandic Health Sector Database. Mannvernd has not commenced litigation against deCODE and deCODE is not aware of any other litigation commenced by Mannvernd with respect to the Act. The ultimate resolution of this matter cannot yet be determined.

NOTE 3.  COLLABORATIVE AGREEMENTS

In May 2000, deCODE entered into a strategic alliance agreement and crosswalk development agreement with Partners HealthCare System, Inc., The General Hospital Corporation (d.b.a. Massachusetts General Hospital) and The Brigham and Women's Hospital, Inc. (collectively, "Partners") pursuant to which (a) deCODE will fund research by investigators of Partners pursuant to sponsored research agreements and/or clinical trial agreements to be entered into from time to time, (b) deCODE will collaborate with Partners on, and provide funding for, development of an information technology bridge, called the crosswalk, to facilitate studies with the deCODE Combined Data Processing system and Partners' Research Patient Data Registry and (c) deCODE will develop and market, in consultation with Partners, new information technology products and services relating to the use of the crosswalk for future pharmaceutical and biotechnology applications. deCODE's management does not believe that the amount of funding it has agreed to provide over the terms of the agreements is material to deCODE.

The strategic alliance agreement provides that a steering committee, the membership of which is equally divided between the parties, will oversee the alliance (including the development of the crosswalk) and select the research projects and/or clinical trials that will be funded. deCODE will have an exclusive option to acquire an exclusive license to any patents or copyrights developed under such sponsored research or clinical trial agreements on financial terms to be negotiated by the parties based on pre-determined criteria contained in the strategic alliance agreement. Each party has the right to use the crosswalk to facilitate studies with the databases for non-commercial internal research
                             deCODE genetics, Inc.

purposes. Each party also has the right to use the crosswalk to facilitate studies with its own database to conduct commercially sponsored research. Partners is required to pay deCODE a royalty on revenue it receives from such use. In addition, deCODE has the exclusive right to use the crosswalk to develop and market products and services, and deCODE is obligated to pay Partners a royalty on revenue it receives from the sale of such products and services. Because deCODE has not yet developed such products or services and Partners has not yet entered into any commercially sponsored research agreements, deCODE cannot estimate the amount of royalties if may receive or be required to pay under the agreements. The agreements are for a three year term, which, in the case of the strategic alliance agreement, may be extended for an additional two year term by the mutual agreement of the parties and, in the case of the crosswalk development agreement, may be extended for an additional term to be agreed upon by the parties. The agreements may also be terminated by either party if the other party is in default. In addition, deCODE may terminate the agreements under certain circumstances, including infeasibility of the alliance or if the alliance jeopardizes the mission or objectives of either party.

NOTE 4.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders transactions. The following table presents the calculation of comprehensive income as required by SFAS No. 130:

                             FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE 30,
                             --------------------------------        --------------------------------
                                 2000                1999                2000                1999
                             ------------        ------------        ------------        ------------
                             (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Net loss ................    $(10,391,448)       $ (5,420,049)       $(17,289,587)       $(10,107,721)
 Other comprehensive
  income (loss):

Foreign currency
 translation ............          24,031               9,431              16,214              10,034
                             ------------        ------------        ------------        ------------

Total comprehensive
income (loss) ...........    $(10,367,417)       $ (5,410,618)       $(17,273,373)       $(10,097,687)
                             ============        ============        ============        ============

NOTE 5.  SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

In July 2000, deCODE completed its initial public offering of common stock. A total of 11,040,000 shares were sold by deCODE at a price of $18.00 per share. The offering resulted in net proceeds to deCODE of approximately $182.0 million, net of an underwriting discount of $13.9 million and estimated offering expenses of $2.8 million.

CONVERSION OF PREFERRED STOCK

Effective upon the closing of deCODES's initial public offering, the outstanding shares of Series A, Series B, and Series C preferred stock were converted into 9,624,282, 10,046,132 and 4,066,667 shares of common stock, respectively, and warrants to purchase 1,075,833 shares of Series A preferred stock and 416,667 shares of Series C preferred stock were converted into warrants to purchase the same number of shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

OVERVIEW

         deCODE was incorporated in August 1996. deCODE is a genomics and health informatics company which develops products and services for the healthcare industry. Our approach to the discovery of healthcare knowledge brings together three key types of non-personally identifiable population data derived from the Icelandic nation: information from the healthcare system, information about relationships among individuals covered by this system and associated molecular genetics data. We have three avenues of commercialization which are: Discovery Services, with a focus on gene and drug target discovery; Database Services, with a focus on the construction and commercialization of the Icelandic Health Sector Database, which contains non-personally identifiable data from Icelandic healthcare records, and the deCODE Combined Data Processing system, to cross-reference data from the Icelandic Health Sector Database with genealogical and genotypic data; and Healthcare Informatics, which is computerized analysis of healthcare data, with a focus on bioinformatics, which is the computerized analysis of biological information, decision-support tools and privacy products.

         In February 1998, we entered into a research collaboration and cross-license agreement with F.Hoffmann-La Roche, or Roche, regarding research into the genetic causes of twelve diseases. Under the terms of the agreement, Roche has made equity investments and is funding our gene discovery programs in the twelve diseases. Under the agreement, we may receive a total of more than $200 million in research funding and milestone payments and we will receive royalty payments on the sale of diagnostic and therapeutic products resulting from the collaboration. The term of the agreement will continue until February 1, 2003 provided that Roche elects to extend the agreement for the one-year periods commencing on the third and the fourth anniversaries of the agreement. Revenues recognized by us have consisted primarily of revenues generated under the research collaboration and cross-license agreement with Roche.

         In May 2000, we entered into a strategic alliance agreement and crosswalk development agreement with Partners Healthcare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital and The Brigham and Women's Hospital, Inc., (collectively "Partners") pursuant to which (a) we will fund research by investigators of Partners pursuant to sponsored research agreements and/or clinical trial agreements to be entered into from time to time, (b) we will collaborate with Partners on, and provide funding for, development of an information technology bridge, called the crosswalk, to facilitate studies with the deCODE Combined Data Processing system and Partners' Research Patient Data Registry and (c) we will develop and market, in consultation with Partners, new information technology products and services relating to the use of the crosswalk for future pharmaceutical and biotechnology applications.

         We have a number of collaborative agreements with local medical institutions and doctors regarding particular disease research. These agreements generally extend for a period of five years. Under the agreements, these institutions and/or physicians contribute data or other clinical information and we contribute equipment, research supplies and our molecular genetics and experimental design expertise. The agreements also require us to reimburse all project-related expenses. If we sell project results, the agreements require us to make specified payments and pay a portion of performance-based milestone payments that we receive. In addition, we have a settlement agreement with a non-Icelandic medical institution whereby we are committed to pay royalties and milestone payments if we are successful in developing and commercializing products which result from a particular technology jointly owned by us and the medical institution.

         We anticipate that collaborations will remain an important element of our business strategy and future revenues. Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements and on our ability and our collaborative partners' ability to enter into additional collaborative arrangements and on our ability and our collaborative partners' ability to successfully commercialize products incorporating, or based on, our work. There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements or successfully commercialize the deCODE Combined Data Processing system.

         We intend to invest in all of our three business units, discovery services, database services and healthcare informatics, in the year 2000 and expect to report net losses for the next few years. If the costs of these investments are greater than anticipated, or if they take longer to complete, or if losses are incurred from strategic investments, we may incur losses for a longer period of time.

         We have made and intend to continue to make strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. As a result, we may record losses or expenses related to our proportionate ownership interest in such long-term equity investments, record charges for the acquisition of in-process technologies, or record charges for the recognition of the impairment in the value of the securities underlying such investments.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended June 30, 2000 and 1999

         Revenues for the three months ended June 30, 2000 increased to $3.8 million as compared to $3.6 million for the corresponding period in 1999, an increase of 7.5%. Revenues related to our agreement with Roche increased to $3.8 million up from $3.5 million for the same period in 1999, an increase of 7.1%. This increase was the result of an increase in revenue recognized due to milestone payments.


         Research and development expenses for the three months ended June 30, 2000 increased to $10.0 million as compared to $7.8 million for the same period in the previous year, an increase of 28.3%. This increase was primarily attributable to the continued expansion of operations, including our hiring of additional research personnel and the resulting salary and benefits costs, an expansion of our laboratory facilities and the resulting depreciation, and our increased research efforts. License fee costs payable to the Icelandic government, as required by the Icelandic Health Sector Database operating license, were also recorded in the three months ended June 30, 2000; no such costs were recorded in the three months ended June 30, 1999 because the license had not yet been issued. We expect research and development spending to increase as we continue to pursue our research efforts and accelerate the development of the database services.

         General and administrative expenses for the three months ended June 30, 2000 increased to $4.8 million compared to $1.3 million for the corresponding period in 1999, an increase of 281.6%. The increase in our general and administrative expenses resulted primarily from stock-based remuneration expense of approximately $3.0 million due to a charitable contribution of 150,000 shares of our Series B preferred stock which we issued in May 2000 and which converted into 150,000 shares of common stock upon the closing of our initial public offering. This was recorded in the quarter ended June 30, 2000. We expect that general and administrative expenses will increase throughout 2000.

         Stock-based compensation and remuneration expenses increased to $4.7 million for the three months ended June 30, 2000 as compared to $1.4 million for the three months ended June 30, 1999, an increase of 234.7%. This increase was primarily attributable to an approximately $3.0 million charitable contribution of our Series B stock and the resulting expense recorded in the quarter ended June 30, 2000. The increase was also due to an increase in the number of full-time employees in the quarter ended June 30, 2000 over the number for the same period in 1999, and thus, an increase in the number of stock option grants resulting in compensation expense.

         Equity in net loss of affiliate was approximately $68,000 for the three months ended June 30, 2000, compared to approximately $31,000 for the corresponding quarter in 1999, an increase of 120.8%.

         Interest income and other, net for the three months ended June 30, 2000, increased to $0.6 million as compared to $0.1 million for the same period in 1999, an increase of 699.4%. This increase is primarily due to higher average cash reserves in the three months ended June 30, 2000 as compared to the same period in 1999.

         Net loss available to common stockholders and basic and diluted net loss per share were $12.8 million and $1.65 for the three months ended June 30, 2000, respectively, as compared to $8.0 million and $1.27 for the same period in 1999, respectively. This is an increase of 59.6% and 29.9%, respectively.


Comparison of the Six Months Ended June 30, 2000 and 1999

         Revenues for the six months ended June 30, 2000, increased to $8.4 million as compared to $8.1 million for the corresponding period in 1999, an increase of 4.7%. Revenues related to our agreement with Roche increased to $8.2 million from $7.4 million for the same period in 1999, an increase of 11.3%. This increase was the result of an increase in revenue recognized due to milestone payments.

         Research and development expenses for the six months ended June 30, 2000, increased to $19.2 million as compared to $14.6 million for the same period in 1999, an increase of 31.8%. This increase was primarily attributable to the continued expansion of operations, including our hiring of additional research personnel and the resulting salary and benefits costs, an expansion of our laboratory facilities and the resulting depreciation, and our increased research efforts. License fee costs, payable to the Icelandic government, as required by the Icelandic Health Sector Database operating license, were also recorded in the six months ended June 30, 2000; no such costs were recorded in the six months ended June 30, 1999 because the license had not yet been issued. We expect research and development spending to increase as we continue to pursue its research efforts and accelerate the development of the database services.

         General and administrative expenses for the six months ended June 30, 2000 increased to $7.7 million compared to $3.5 million for the corresponding period in 1999, an increase of 123.4%. The increase in our general and administrative expenses resulted primarily from stock-based remuneration expense of approximately $3.0 million due to a charitable contribution of 150,000 shares of our Series B preferred stock which we issued in May 2000 and which converted into 150,000 shares of common stock upon the closing of our initial public offering. This was recorded in the six month period ended June 30, 2000. We expect that general and administrative expenses will increase throughout 2000.

         Stock-based compensation and remuneration expenses increased to $6.8 million for the six months ended June 30, 2000 as compared to $3.2 million for the six months ended June 30, 1999, an increase of 114.5%. This increase was primarily attributable to an approximately $3.0 million charitable contribution of our Series B stock and the resulting expense recorded in the six months ended June 30, 2000. The increase was also due to an increase in the number of full-time employees in the six months ended June 30, 2000 over the number for the same period in 1999, and thus, an increase in the number of stock option grants resulting in compensation expense.

         Equity in net loss of affiliate decreased to $0.1 million for the six months ended June 30, 2000, compared to $0.3 million for the corresponding period in 1999, a decrease of 78.0%.

         Interest income and other, net for the six months ended June 30, 2000, increased to $1.3 million as compared to $0.2 million for the same period in 1999, a 633.2% increase. This increase is primarily due to higher average cash reserves in the first half of 2000 as compared to the first half of 1999.

         Net loss available to common stockholders and basic and diluted net loss per share were $22.0 million and $2.91 for the six months ended June 30, 2000, respectively, as compared to $13.6 million and $2.25 for the same period in 1999, respectively. This is an increase of 62.7% and 29.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had $34.0 million in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

         Net cash used in operating activities was $7.9 million for the six months ended June 30, 2000, as compared to $5.4 million for the six months ended June 30, 1999. The increase was primarily due to higher research and development and general and administrative expenses in the period ended June 30, 2000, as compared to the period ended June 30, 1999, which were only partly offset by higher revenues in 2000.

         deCODE's investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchase of property and equipment for the six months ended June 30, 2000 was $3.5 million compared to $1.3 million in the same period in 1999, primarily due to the expansion of our facilities and operations. Net cash used in investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of capital expenditures and investments.

         Net cash provided by financing activities was $16.0 million for the six months ended June 30, 2000 as compared to $3.3 million for the six months ended June 30, 1999. This increase was primarily due to higher proceeds from the issuance of preferred stock and warrants for the period in 2000 than for the same period in 1999.

         We expect cash requirements to continue to increase significantly in 2000 as we: invest in genotyping, sequencing and bioinformatics capabilities; invest in software and hardware to support the continuing development of the database services; continue to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and continue to make improvements in existing facilities and invest in new facilities.

         In July 2000, we completed our initial public offering of our common stock with net proceeds of approximately $182.0 million.

         Based upon our current plans, and taking into consideration the proceeds of the initial public offering, we believe that our existing resources will be adequate to satisfy our capital needs for several years. deCODE's cash requirements depend on numerous factors, including our ability to obtain new research collaboration agreements, to obtain subscription and collaboration agreements for the database services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that our sequencing and genotyping operations remain competitive; capital expenditures required to expand the company's facilities. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM ANY PRODUCTS OR SERVICES

    DISCOVERY SERVICES

    Our gene discovery programs are still in the early stages of development and may not result in marketable products. We direct our technology and development focus primarily toward identifying genes or gene fragments which are responsible for, or indicate the presence of, certain diseases. We have only identified twelve specific candidate genes under our research programs and have not yet validated any disease genes. Our technologies and approach to gene discovery may not enable us to identify successfully the specific genes that cause or predispose individuals to the complex diseases that are the targets of our gene discovery program, even where we have identified candidate genes. In addition, the diseases we are targeting are generally believed to be caused by a number of genetic and environmental factors. It may not be possible to address such diseases through gene-based therapeutic or diagnostic products. Accordingly, even if we are successful in identifying specific genes, our discoveries may not lead to the development of commercial products.

    Even if we, or our collaborators, are able to develop pharmaceutical products, those products will fail to produce revenues unless they:

    -    are safe and effective;

    -    meet regulatory standards in a timely manner;

    -    successfully compete with other technologies and products;

    -    avoid infringing on the proprietary rights of others;

    -    can be manufactured in sufficient quantities at reasonable costs; and

    -    can be marketed successfully.

    We are not certain that we will be able to achieve these conditions for product revenues. We expect that it will be a number of years, if ever, before we will recognize revenue from therapeutic or diagnostic product sales or royalties on such sales.

    Our initiatives in pharmacogenomics and the study of the function of genes, a field known as functional genomics, are not certain to provide any revenues. There may be no market for these services because of competition, lack of market acceptance or our inability to develop these services successfully. We may not be able to develop our functional genomics capabilities to a state that is adequate for realizing revenues.

    DATABASE SERVICES

    We, through our wholly-owned subsidiary Islensk erfdagreining ehf., received a license permitting us to develop and operate the Icelandic Health Sector Database in

January 2000, and accordingly, are at the very early stages of its development. The collection of genotypic data, which is another integral part of the deCODE Combined Data Processing system, is also in the early stages of development. We expect that it will take several years before we have fully developed the deCODE Combined Data Processing system. We are presently devoting substantial resources to the development of the deCODE Combined Data Processing system and its components. We plan to continue to devote substantial resources to this development for the foreseeable future. We cannot be sure that the deCODE Combined Data Processing system will result in marketable products or services. Our intended method for cross-referencing genealogical, genotypic and healthcare data is central to the development of the deCODE Combined Data Processing system and is unproven. The success of our database services is contingent upon:

    - the development of the Icelandic Health Sector Database and collection of genotypic data;

    - the creation of database and cross-reference software that is free from design defects or errors;

    - compliance with governmental requirements regarding the Icelandic Health Sector Database;

    -   the security and reliability of encryption technology;

    -   the cooperation of the Icelandic healthcare system;

    - the ability to obtain blood samples from consenting Icelanders and consents to the use of their genotypic data by cross-referencing through the deCODE Combined Data Processing system;

    - the usefulness of information derived through the deCODE Combined Data Processing system in disease management, analysis of drug response, gene discovery and drug target validation; and

    - the development of marketing and pricing methods that the intended users of the deCODE Combined Data Processing system will accept.

    If we fail to successfully commercialize our database services, we will not realize revenues from this part of our business.

    HEALTHCARE INFORMATICS

    Our bioinformatics, decision-support and privacy protection products have, to date, been tested only in connection with our own use of them and they may not meet the needs of potential customers. We are at an early stage of development of our medical decision-support systems for healthcare providers, and we have generated no revenues from sales or licenses of bioinformatics, decision-support, or privacy protection products. To date we have not produced any decision-support tools and there can be no assurance that we can successfully develop or commercialize medical decision-support systems or that there will be a market for our bioinformatics, decision-support or privacy protection products for healthcare delivery.

IF OUR ASSUMPTION ABOUT THE ROLE OF GENES IN DISEASE IS WRONG, WE MAY NOT BE ABLE TO DEVELOP USEFUL PRODUCTS

    The products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. Of the products that exist, all are diagnostic products. To date, we know of no therapeutic products based on disease gene discoveries. If our assumption about the role of genes in the disease process is wrong, our gene discovery programs may not result in products, the genetic data included in our database and informatics products may not be useful to our customers and those products may lose any competitive advantage.

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN ANTICIPATED, OR IN AN AMOUNT GREATER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS

    We incurred net losses of $17,289,587 for the six months ended June 30, 2000, and $23,788,447 for the year ended December 31, 1999. As of June 30, 2000, we had an accumulated deficit of $94,694,084. To date, we have never generated a profit and we have not generated any significant revenues except for payments received in connection with our research collaboration with Roche and interest revenues. The development of our technologies will require substantial increases in expenditures over the next several years. In addition, we expect to spend more in connection with our internal research programs and the preparation of the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. As a result, we expect to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of operating losses is greater than we currently anticipate, we may not be able to continue our operations.

IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR EXPANDING CAPITAL REQUIREMENTS, WE MAY BE FORCED TO REDUCE OR TERMINATE OUR RESEARCH PROGRAMS AND PRODUCT DEVELOPMENT

    We have used substantial amounts of cash to fund our research and development activities. We expect our capital and operating expenditures to increase over the next several years as we expand our research and development activities, construct the Icelandic Health Sector Database and the deCODE Combined Data Processing system, collect the genotype data and develop healthcare informatics products. Many factors will influence our future capital needs, including:

    -   the progress of our discovery and research programs;

    -   the number and breadth of these programs;

    - our ability to attract collaborators for, subscribers to or customers for our products and services;

    - our achievement of milestones under our research collaboration agreement with

\        Roche;

    -   our ability to establish and maintain additional collaborations;

    -   our collaborators' progress in commercializing our gene discoveries;

    - the level of our activities relating to commercialization rights we retain in our collaborations;

    -   competing technological and market developments;

    - the costs involved in enforcing patent claims and other intellectual property rights; and

    -   the costs and timing of regulatory approvals.

    We intend to rely on Roche and future collaborators for significant funding in support of our research efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. Additional financing may not be available when needed. If available, such financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. If we raise additional funds through collaborations and licensing arrangements, we may have to relinquish rights to certain of our technologies or product candidates, or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate our discovery and research programs and product development. We believe that the net proceeds from our initial public offering, other cash and investment securities and anticipated cash flow from Roche will be sufficient to support our current operating plan for several years. We have based this belief on assumptions that may prove wrong.

IF WE DO NOT MAINTAIN THE GOODWILL AND RECEIVE THE COOPERATION OF THE ICELANDIC POPULATION, WE MAY BE UNABLE TO PURSUE OUR GENE IDENTIFICATION PROGRAMS, PHARMACOGENOMICS OR FUNCTIONAL GENOMICS EFFORTS, COLLECT GENOTYPE DATA OR DEVELOP THE ICELANDIC HEALTH SECTOR DATABASE AND THE deCODE COMBINED DATA PROCESSING SYSTEM

    Our approach to gene identification and the development and maintenance of genotype data, the Icelandic Health Sector Database and the deCODE Combined Data Processing system depend on the goodwill and cooperation of the Icelandic population, including the Icelandic government and the healthcare system. Our development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database or healthcare providers attempt to prevent us from having access to medical records of their patients. Individuals may opt-out of having their records included in the Icelandic Health Sector Database. To date approximately 6.5% of the population has exercised this right. Some doctors practicing in Iceland have expressed opposition to the Icelandic Health Sector Database and may attempt to withhold their patients' data from inclusion in such database or encourage their patients to exercise their opt-out rights. Our development of genotype data and our cross-referencing through the deCODE Combined Data Processing system of that data with information about the manifestations of disease, which are known as phenotypes, in the Icelandic Health

Sector Database require that a substantial portion of the Icelandic population provide us with blood samples for genotyping and consent to the use of their DNA to cross-reference molecular genetics data with the Icelandic Health Sector Database. To date, between eighty and ninety percent of individuals that we have asked to participate in our research projects have done so. Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in our programs could diminish our ability to develop and market information based on the use of genotypic data.

OUR RELIANCE ON THE ICELANDIC POPULATION IN OUR GENE DISCOVERY PROGRAMS AND DATABASE SERVICES MAY LIMIT THE APPLICABILITY OF OUR DISCOVERIES TO CERTAIN POPULATIONS

    In general, the genetic make-up and prevalence of disease vary across populations around the world. Common complex diseases generally occur with a similar frequency in Iceland as in other western countries. We are already studying some of these diseases in our gene discovery programs. However, the populations of other western nations may be genetically predisposed to certain diseases because of mutations not present in the Icelandic population. As a result, we and our partners may take more time or may be unable to develop diagnostic products that are effective on all, or a portion, of those people with such diseases. Similarly, any difference between the Icelandic population and the populations of other countries may have an effect on the usefulness of the Icelandic Health Sector Database and deCODE Combined Data Processing system in studying disease in populations of countries other than Iceland. We do not anticipate developing any products solely for the Icelandic market. For our business to succeed, we must apply discoveries that we make on the basis of the Icelandic population to other markets.

OUR CREATION AND OPERATION OF THE ICELANDIC HEALTH SECTOR DATABASE IS BASED UPON A LICENSE FROM THE ICELANDIC MINISTRY OF HEALTH AND SOCIAL SECURITY AND IS SUBJECT TO GOVERNMENT SUPERVISION AND REGULATION, WHICH MAY MAKE OUR DEVELOPMENT OF DATABASE PRODUCTS MORE EXPENSIVE AND TIME-CONSUMING THAN WE ANTICIPATED

    We may construct the Icelandic Health Sector Database and cross-reference it with our genealogical and genetic data, through the deCODE Combined Data Processing system, only in accordance with the stipulations of the Icelandic Health Sector Database license which the Ministry of Health and Social Security, or the Ministry, granted us pursuant to the Act on a Health Sector Database no. 139/1998, or the Act. The license permits the processing of healthcare data from healthcare records and other relevant data into the Icelandic Health Sector Database. The Monitoring Committee, the Data Protection Commission of Iceland and an Interdisciplinary Ethics Committee will supervise our construction and operation of the Icelandic Health Sector Database. These committees report to the Ministry. In addition, the Icelandic Bioethics Committee will review our operation of the Icelandic Health Sector Database. The Ministry may withdraw our license in the event that we violate the terms and conditions of the Icelandic Health Sector Database license, the Act or its rules. In addition, the Icelandic parliament could amend the Act in ways which would adversely affect our ability to develop or market the Icelandic Health Sector Database and, consequently, the deCODE Combined Data Processing system. Because the Icelandic parliament and government recently adopted the Act and its rules, there is no precedent interpreting the Act or the rules.

    In preparing the Icelandic Health Sector Database, we must comply with the Data Protection Commission's technical requirements. These technical requirements cover areas such as data encryption and privacy protection. The Data Protection Commission may review these requirements from time to time and may require greater technical capabilities than we currently have. Compliance with these requirements can be expensive and time-consuming and may delay the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system or make such development more expensive than we anticipated. In addition, the agencies imposing these requirements will evaluate our compliance efforts. We cannot control the time required for this evaluation, and accordingly, the evaluation process may lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

    The Interdisciplinary Ethics Committee has the power to withdraw permission for any types of research programs in the Icelandic Health Sector Database not conducted in accordance with international rules of bioethics.

    At the expiration of the Icelandic Health Sector Database license, we are required to ensure that the Ministry or its designee will receive, without payment of consideration, intellectual property rights necessary for the creation and operation of the database for public health purposes and for scientific research.

    We are subject to a very extensive indemnity clause in our agreement with the Ministry, pursuant to which:

    - we have agreed not to make any claim against the government if the Act or the license are amended as a result of the Act or rules relating to the Icelandic Health Sector Database being found to be inconsistent with the rules of the European Economic Area, or EEA, or other international rules and agreements to which Iceland is or becomes a party;

    - we have agreed that if the Icelandic State, by a final judgment, is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or issuance of the Icelandic Health Sector Database license, we will indemnify it against all damages and costs in connection with the litigation; and

    - we have agreed to compensate any third parties with whom the Icelandic government negotiates a settlement of liability claims arising from the legislation on the Icelandic Health Sector Database and/or the issuance of the Icelandic Health Sector Database license, provided that the Icelandic government demonstrates that it was justified in agreeing to make payments pursuant to the settlement.

IF WE ARE NOT ABLE TO ENTER INTO AGREEMENTS WITH ICELANDIC HEALTH INSTITUTIONS, AS THE ICELANDIC HEALTH SECTOR DATABASE LICENSE REQUIRES, IN ORDER TO COLLECT DATA FROM THE INSTITUTIONS, WE WILL NOT BE ABLE TO CONSTRUCT AND OPERATE THE ICELANDIC HEALTH SECTOR DATABASE

    The Icelandic Health Sector Database license requires us to enter into agreements with Icelandic health institutions and self-employed health service workers regarding access to and the processing of information from medical records. To date we have not entered into any such agreements. We cannot be certain that we will be able to enter into such agreements or that such agreements will be on terms favorable to us. Some doctors practicing in Iceland have expressed opposition to the Icelandic Health Sector Database and it is possible that they may refuse to enter into such agreements or may encourage health institutions which employ them to refuse to do so. We cannot be certain that individuals within health institutions will adhere to the requirements of such agreements. The Icelandic Medical Association is currently publicly opposing the Icelandic Health Sector Database. Our inability to enter into such agreements on favorable terms or in a timely manner, or to obtain others' compliance with the terms of such agreements, could have a material adverse effect on our ability to construct and operate the Icelandic Health Sector Database.

    IF WE CANNOT OBTAIN AN EXTENSION OF THE TERM OF THE ICELANDIC HEALTH SECTOR DATABASE LICENSE BEYOND ITS EXPIRATION DATE IN JANUARY 2012, WE WILL NOT BE ABLE TO OPERATE OR DERIVE RESOURCES FROM THE ICELANDIC HEALTH SECTOR DATABASE OR THE deCODE COMBINED DATA PROCESSING SYSTEM AFTER THAT DATE

    Even if we are successful in creating and marketing the Icelandic Health Sector Database and the deCODE Combined Data Processing system, the Icelandic Health Sector Database license will expire in January 2012 unless we are able to obtain an extension. There is no assurance that we will obtain further access rights on favorable terms, if at all. Our negotiations with healthcare institutions, the process of genotyping and the development of database infrastructure, among other factors, will determine when we can begin marketing the deCODE Combined Data Processing system. We expect that the Icelandic Health Sector Database and the deCODE Combined Data Processing system will not be fully operational for up to five years. The Icelandic Health Sector Database license will be subject to a review in 2008, and at that time, in accordance with an agreement we entered into with the Ministry simultaneously with the granting of the Icelandic Health Sector Database license, we and the Ministry will enter into discussions on renewal of the license at the end of the term. The Ministry might not renew the Icelandic Health Sector Database license and we cannot guarantee any renewal.

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES

    Our strategy for deriving revenues from the discovery of genes and the development of products based upon our discoveries depends upon the formation of research collaborations and licensing arrangements with several partners at the same time. We currently have only two collaborative relationships. To succeed, we will have to maintain these relationships and establish additional collaborations. We cannot be sure that we will be able to establish the additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology, that any future collaborations or licensing arrangements will be on terms favorable to us, or that current or future collaborations or licensing arrangements ultimately will be successful. If we are not able to manage multiple collaborations successfully, our programs will suffer.

    We also expect to rely on collaborations in other parts of our business such as the construction of the deCODE Combined Data Processing system. During the development of the deCODE Combined Data Processing system, we intend to pursue collaborations to assist us in the development of certain of its components. Such collaborations may involve the use of particular technologies or collaborative development and marketing activities. If we are unable to enter into such collaborations on favorable terms, our ability to commercialize the deCODE Combined Data Processing system will be adversely affected.

    To develop our healthcare informatics products, we also plan to rely on collaborative relationships. To date we have not established any such collaborative relationships. If we are unable to form or maintain such collaborative arrangements, our healthcare informatics operations will be adversely affected.

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY

    Under our current strategy, and for the foreseeable future, we do not expect to develop or market pharmaceutical products on our own. As a result, we will be dependent on collaborators for the pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products that result from our technology. Our agreements with pharmaceutical collaborators or collaborators for gene research projects will typically allow them significant discretion in electing whether to pursue such activities. We cannot control the amount and timing of resources collaborators will devote to our programs or potential products. Our collaborations may have the effect of limiting the areas of research that we may pursue either alone or with others.

    In addition, we expect to develop our database products, in part, with various collaborators, and we may develop healthcare informatics tools which are designed to work in conjunction with or to enhance the healthcare informatics tools of other developers. These arrangements may place responsibility for key aspects of product development and marketing on our collaborative partners. Accordingly, the performance of these key aspects is uncertain and beyond our direct control. If our collaborators fail to perform their obligations, our database products could contain erroneous data, design defects, viruses or software defects that are difficult to detect and correct and may adversely affect our revenues and the market acceptance of our products.

    If any pharmaceutical, healthcare informatics or database collaborator were to breach or terminate its agreement with us, or otherwise fail to conduct collaborative activities successfully and in a timely manner, the development or commercialization of products, services, technologies or research programs may be delayed or terminated.

    Competing products that our collaborators develop or to which our collaborators have rights may result in their withdrawal of support for our products and services.

    Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between us and our collaborators could lead to delays in the collaborative research, development or commercialization of products. Such disagreements could also result in litigation or require arbitration to resolve.

ETHICAL AND PRIVACY CONCERNS MAY LIMIT OUR ABILITY TO DEVELOP AND USE THE ICELANDIC

HEALTH SECTOR DATABASE AND THE DECODE COMBINED DATA PROCESSING SYSTEM AND MAY LEAD TO LITIGATION AGAINST US OR THE ICELANDIC GOVERNMENT

    The Icelandic parliament's passage of the Act and the Ministry's granting of the Icelandic Health Sector Database license have raised ethical and privacy concerns in Iceland and internationally among healthcare professionals and others including the Icelandic Medical Association and the World Medical Association. In April 1999, the World Medical Association stated that it supported the position of the Icelandic Medical Association in opposing the Act. At its October 1999 annual general meeting, the Icelandic Medical Association adopted resolutions declaring its opposition to the Act based on various ethical concerns. Ethical and privacy concerns about the development and use of the Icelandic Health Sector Database and the deCODE Combined Data Processing system may lead to litigation in U.S., Icelandic or other national courts, or in international courts such as the European Court of Human Rights in Strasbourg (e.g., on the basis of an alleged breach of the patient-doctor confidential relationship, constitutional privacy issues, international conventions dealing with protection of privacy issues or human rights conventions). The results of such litigation could have a material adverse affect on our ability to construct and operate the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

CERTAIN PARTIES HAVE ANNOUNCED AN INTENTION TO INSTITUTE LITIGATION TESTING THE CONSTITUTIONALITY OF THE ACT, WHICH COULD DELAY OR PREVENT US FROM DEVELOPING AND OPERATING THE ICELANDIC HEALTH SECTOR DATABASE AND THE deCODE COMBINED DATA PROCESSING SYSTEM

    In February 2000, an organization known as The Association of Icelanders for Ethics in Science and Medicine, or Mannvernd, and a group of physicians and other citizens issued a press release announcing their intention to file lawsuits against the State of Iceland and any other relevant parties, including deCODE, to test the constitutionality of the Act. According to the press release, the intended lawsuit will allege that the Act and the Icelandic Health Sector Database license involve human rights violations and will challenge the validity of provisions of the Act which allow the use of presumed consent for the processing of health data into the Icelandic Health Sector Database and the grant of a license to operate a single database. deCODE believes that any such litigation would be without merit and intends to defend vigorously any such action in which we become a party. However, in the event that the Icelandic State by a final judgment is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or the issuance of the Icelandic Health Sector Database license, our agreement with the Ministry requires us to indemnify the Icelandic State against all damages and costs incurred in connection with such litigation. In addition, the pendency of such litigation could lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing System, and an unfavorable outcome would prevent us from developing and operating the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

IF WE FAIL TO PROTECT CONFIDENTIAL DATA ADEQUATELY, WE COULD INCUR LIABILITY OR LOSE OUR LICENSE

    The Act and our license require us to encrypt all patient data and to take other actions to ensure confidentiality of data included in the Icelandic Health Sector Database and restrict access to it. We are developing the Icelandic Health Sector Database according to the Data Protection Commission's technology, security and organizational terms. The Data Protection Commission may periodically review and amend such terms in light of new technology or change of circumstances. We must comply with any such revised data protection terms within a deadline which the Data Protection Commission may establish when it revises the terms. Although, to date, one expert in this field has criticized the security terms, we believe that they are, and will continue to be, in line with international best industry-practice standards. In addition, the customers for other products we may develop may impose confidentiality requirements. Accidental disclosures of confidential data may result from technical failures in encryption technology or from human error by our employees or those of our customers or collaborators. Any failure to comply fully with all confidentiality requirements could lead to liability for damages incurred by individuals whose privacy is violated, the loss of the Icelandic Health Sector Database license, the loss of our customers and reputation and the loss of the goodwill and cooperation of the Icelandic population including healthcare professionals.

ETHICAL AND PRIVACY CONCERNS MAY LIMIT THE USE OF GENETIC TESTING AND THEREFORE THE COMMERCIAL LIABILITY OF ANY PRODUCTS WE DEVELOP

    Other companies have developed genetic predisposition tests that have raised ethical concerns. It is possible that employers or others could discriminate against people who have a genetic predisposition to certain diseases. Concern regarding possible discrimination may result in governmental authorities enacting restrictions or bans on the use of all, or certain types of, genetic testing. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. These factors may limit the market for, and therefore the commercial viability of, products that we and our collaborators develop.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH BIOTECHNOLOGY COMPANIES AND ESTABLISHED PHARMACEUTICAL COMPANIES IN THE DEVELOPMENT AND MARKETING OF PRODUCTS BASED UPON THE IDENTIFICATION OF DISEASE-CAUSING GENES

    A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field is intense and is expected to increase. We have numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, the United States-funded Human Genome Project and other government-sponsored entities. Many of our competitors have considerably greater capital resources, research and development staffs and facilities, and technical and other resources than we do, which may allow them to discover important genes before we do. We believe that a number of our competitors are developing competing products and services that may be commercially successful and that are further advanced in development than our potential products and services. To succeed, we, together with our collaborators, must discover disease-predisposing genes, characterize their functions, develop genetic tests or therapeutic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before competitors. Even if our collaborators or we are successful in developing effective products or services, our products and services may not successfully compete with those of our competitors. Our competitors may succeed in developing and marketing products and services that are more effective than ours or that are marketed before ours.

    Our collaboration with Roche does not prevent it from initiating its own gene research or developing products based upon its, or any other party's, gene research. Such products may compete with any products that we develop through our gene discovery programs. We expect that future collaborations may allow our future partners to undertake research and develop products on their own or with third parties.

    Competitors have established, and in the future may establish, patent positions with respect to gene sequences related to our research projects. Such patent positions or the public availability of gene sequences comprising substantial portions of the human genome could decrease the potential value of our research projects and make it more difficult for us to compete. We may also face competition from other entities in gaining access to DNA samples used for research and development purposes.

    We expect competition to intensify as technical advances are made and become more widely known. Our future success will depend in large part on maintaining a competitive position in the genomics field. Others' or our rapid technological development may result in products or technologies becoming obsolete before we recover the expenses we incur in developing them. Less expensive or more effective technologies could make future products obsolete. We cannot be certain that we will be able to make the necessary enhancements to any products we develop to compete successfully with newly emerging technologies.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH ESTABLISHED COMPANIES AND GOVERNMENT AGENCIES IN THE FIELD OF DATABASE SERVICES

    Others are currently developing or marketing a number of databases to assist participants in the healthcare industry and academic researchers in the management and analysis of their own genomic data and data available in the public domain. Although we believe that our existing genealogy database and our license to construct and operate the Icelandic Health Sector Database provide us with a unique opportunity to cross-reference databases that include genetic makeup, genealogy, medical history, disease symptoms, resource use and treatment outcomes, we cannot be sure that any of the databases that we create will achieve greater market acceptance than those of our competitors. We plan to grant limited Internet access to our genealogy data to the Icelandic public for non-business use. Although our genealogy data will be restricted both by technical and legal means, it is possible that this Internet access will in some way facilitate the construction of similar databases intended for commercial purposes.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES IN THE FIELD OF HEALTHCARE INFORMATICS

    The healthcare informatics field is highly competitive. Many companies compete with us to develop healthcare informatics similar to our expected products, including products relating to medical record maintenance, medical decision-support systems and systems design. We expect that competition will continue to intensify. Many of our competitors have significantly greater financial resources and market presence than we have. We cannot be sure that any products that we develop in the field of healthcare informatics, including medical decision-support systems, will compete effectively with those of our competitors.

REGULATORY AUTHORITIES MAY DETERMINE THAT OUR LICENSE TO DEVELOP THE ICELANDIC HEALTH SECTOR DATABASE INFRINGES UPON COMPETITION RULES IN THE EUROPEAN ECONOMIC AREA, OR EEA, WHICH COULD NEGATIVELY AFFECT OUR ABILITY TO DERIVE REVENUES FROM THE ICELANDIC HEALTH SECTOR DATABASE AND THE deCODE COMBINED DATA PROCESSING SYSTEM

    Iceland is a member of the European Free Trade Association, or EFTA, together with Norway, Switzerland and Liechtenstein. Through this membership, Iceland has become a part of the EEA which was created by the EEA agreement between EFTA and the European Union, or EU. The EEA agreement extends the EU internal market and its regulations to EFTA countries that adopt certain EU legislation. Accordingly, Iceland is subject to both EFTA and EU competition and public procurement rules. In April 1999, Mannvernd announced that it had filed a complaint with the EFTA Surveillance Authority alleging that, by passing the Act, the Icelandic government violated its obligations under the EEA agreement. By letters dated April 17, 2000, the EFTA Surveillance Authority notified the Ministry and Mannvernd that on the basis of information then available to it, it was of the opinion that there is currently no reason for it to take further action in this matter. However, the EFTA Surveillance Authority may reconsider the matter in the event of legal or factual changes. A determination that the Act or our Icelandic Health Sector Database license is in breach of such rules could result in a revocation or dilution of the license and could have a negative impact on the profitability and marketing potential of the deCODE Combined Data Processing system.

OTHERS MAY CLAIM INTELLECTUAL PROPERTY RIGHTS TO OUR GENEALOGY DATABASE, WHICH COULD PREVENT US FROM USING SOME OR ALL OF OUR DATABASE AND IMPAIR OUR ABILITY TO DERIVE REVENUES FROM OUR DATABASE AND GENE DISCOVERY SERVICES

    We are aware that there are other firms and individuals who have prepared, or are currently preparing, genealogy databases similar to the one we have developed. If any parties should successfully claim that the creation or use of any of our databases infringes upon their intellectual property rights, it could have a material adverse effect on our business. Recently, two holders of copyrights in approximately 100 Icelandic genealogy books have filed a copyright infringement suit against us in Iceland claiming that we have used data from these books in the creation of our genealogy database, in violation of their rights. The claimants seek a declaratory judgment to prevent our use of the database and monetary damages in the amount of approximately $9,000,000. We believe that this suit is without merit and intend to defend it vigorously, but if it were successful it could have a material adverse effect on our database and gene discovery services.

WE MAY NOT BE ABLE TO PROTECT THE PROPRIETARY RIGHTS THAT ARE CRITICAL TO OUR SUCCESS

    Our success will depend on our ability to protect our genealogy database and genotypic data and any other proprietary databases that we develop, proprietary software and other proprietary methods and technologies. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary.

    Our commercial success will depend in part on obtaining patent protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual considerations. We cannot be sure that any of our pending patent applications will result in issued patents, that we will develop additional proprietary technologies that are patentable, that any patents issued to us or our partners will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business.

    In addition, patent law relating to the scope of claims in the area of genetics and gene discovery is still evolving. There is substantial uncertainty regarding the patentability of genes or gene fragments without known functions. The laws of some European countries provide that genes and gene fragments may not be patented. The Commission of the EU has passed a directive which prevents the patenting of genes in their natural state. The U.S. Patent and Trademark Office initially rejected a patent application by the National Institutes of Health on partial genes. Accordingly, the degree of future protection for our proprietary rights is uncertain and, we cannot predict the breadth of claims allowed in any patents issued to us or to others. We could also incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

    Others may have filed and in the future are likely to file patent applications covering genes or gene products that are similar or identical to our products. We cannot be certain that our patent applications will have priority over any patent applications of others. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if we are granted patents we cannot be sure that they would be valid and enforceable against third parties. Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. Any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that we or our partners would prevail in any action or that any license required under any patent would be made available on commercially acceptable terms, if at all. If licenses are not available, we or our partners may be required to cease marketing our products or practicing our methods.

    If expressed sequence tags, single nucleotide polymorphisms, or SNPs, or other sequence information become publicly available before we apply for patent protection on a corresponding full-length or partial gene, our ability to obtain patent protection for those genes or gene sequences could be adversely affected. In addition, other parties are attempting to rapidly identify and characterize genes through the use of gene expression analysis and other technologies. If any patents are issued to other parties on these partial or full-length genes or uses for such genes, the risk increases that the sale of our or our collaborators' potential products or processes may give rise to claims of patent infringement. The amount of supportive data required for issuance of patents for human therapeutics is highly uncertain. If more data than we have available is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Even with supportive data, the ability to obtain patents is uncertain in view of evolving examination guidelines, such as the utility and written description guidelines that the U.S. Patent and Trademark Office has proposed.

    While we require employees, academic collaborators and consultants to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques, otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets.

    If the information processed by the deCODE Combined Data Processing system is disclosed without our authorization, demand for our products and services may be adversely affected.

IF WE OR OUR COLLABORATORS ARE UNABLE TO OBTAIN REGULATORY APPROVALS FOR PRODUCTS RESULTING FROM OUR GENE DISCOVERY PROGRAMS, WE WILL NOT BE ABLE TO DERIVE REVENUES FROM THESE PRODUCTS

    Government agencies must approve new drugs and diagnostic products in the countries in which they are to be marketed. We cannot be certain that regulatory approval for any drugs or diagnostic products resulting from our gene discovery programs will be obtained. The regulatory process can take many years and require substantial resources. Because some of the products likely to result from our disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, various government regulatory authorities may subject such products to substantial additional review. As a result, these authorities may grant regulatory approvals for these products more slowly than for products using more conventional technologies. Furthermore, regulatory approval may impose limitations on the use of a drug or diagnostic product.

    After initial regulatory approval, a marketed product and its manufacturer must undergo continuing review. Discovery of previously unknown problems with a product may have adverse effects on our business, financial condition and results of operations, including withdrawal of the product from the market.

OUR DEPENDENCE UPON A SINGLE THIRD PARTY FOR SEQUENCING MACHINES MAY IMPAIR OUR RESEARCH PROGRAMS

    We currently use a single manufacturer to supply the gene sequencing machines that we use in our gene discovery programs. While other types of gene sequencing machines are available from other manufacturers, we do not believe that the other machines are as efficient as the machines we currently use. We cannot be sure that the gene sequencing machines will remain available in sufficient quantities at acceptable costs. If we cannot obtain additional gene sequencing machines at commercially reasonable rates, or if we are required to change to a new supplier of gene sequencing machines, our gene discovery programs would be adversely affected.

WE MAY NOT BE ABLE TO OBTAIN NECESSARY TECHNOLOGY

    We have acquired or licensed certain components of our technologies from third parties. Changes in or termination of these third party agreements could materially adversely affect our discovery or research programs. We cannot be certain that we will be able to acquire any new technologies which we need.

WE WILL HAVE TO RELY ON OTHERS FOR CLINICAL TRIALS, MANUFACTURING, MARKETING, REGULATORY COMPLIANCE AND SALES CAPABILITIES, WHICH MAY IMPAIR OUR ABILITY TO DELIVER PRODUCTS

    In our research collaborations, we will seek to retain rights to develop and market certain therapeutic and diagnostic products or services. If we are able to retain these rights and successfully develop products, we expect to contract with others for conducting clinical trials, manufacturing, marketing and sales.

    We are not certain that we will be able to enter into such arrangements on favorable terms, if at all. Our dependence upon third parties for the conduct of clinical trials, the obtaining of governmental approvals or the manufacture, marketing or sales of products may adversely affect our ability to develop and deliver products on a timely and competitive basis. Our current facilities and staff are inadequate for commercial production and distribution of products. If we choose in the future to engage directly in the development, manufacturing and marketing of certain products, we will require substantial additional funds, personnel and production facilities.

EFFORTS TO REDUCE HEALTHCARE COSTS MAY REDUCE MARKET ACCEPTANCE OF OUR PRODUCTS

    Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. Third party payors, including Medicare in the U.S., are increasingly challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. We cannot be certain that any third party insurance coverage will be available to patients for any products we discover or develop. If government or other third party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be materially reduced.

OUR OPERATIONS MAY BE IMPAIRED UNLESS WE CAN SUCCESSFULLY MANAGE OUR GROWTH

    We have recently experienced significant growth in the number of our employees and the scope of our operations. We intend to hire additional personnel to construct the Icelandic Health Sector Database and the deCODE Combined Data Processing system, and to develop our healthcare informatics products. Our management and operations are, and may continue to be, under significant strain due to this growth. To manage such growth, we must strengthen our management team and attract and retain skilled employees. Our success will also depend on our ability to improve our management information, research information and operational control systems and to expand, train and manage our workforce.

USE OF THERAPEUTIC OR DIAGNOSTIC PRODUCTS DEVELOPED AS A RESULT OF OUR PROGRAMS MAY RESULT IN LIABILITY CLAIMS FOR WHICH WE HAVE INADEQUATE INSURANCE

    The users of any therapeutic or diagnostic products developed as a result of our discovery or research programs or the use of our database or medical decision-support products may bring product liability claims against us. We currently do not carry liability insurance to cover such claims. We are not certain that we or our collaborators will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize products.

WE MAY BE UNABLE TO HIRE AND RETAIN THE KEY PERSONNEL UPON WHOM OUR SUCCESS DEPENDS

    We depend on the principal members of our management and scientific staff, including Dr. Kari Stefansson, Chairman, President, Chief Executive Officer and Secretary, Hannes Smarason, Executive Vice President and Senior Business and Finance Officer, Dr. Jeffrey Gulcher, Vice President, Research and Development and Dr. C. Augustine Kong, Director of Statistics. We have not entered into agreements with any of these persons that bind them to a specific period of employment. If any of these people leaves us, our ability to conduct our operations may be negatively affected. Our future success also will depend in part on our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and we cannot be certain that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could have a material adverse effect on us.

OUR OPERATIONS INVOLVE A RISK OF INJURY FROM HAZARDOUS MATERIALS, WHICH COULD BE VERY EXPENSIVE TO US

    Our research and manufacturing activities involve the generation, use and disposal of hazardous materials and wastes, including various chemicals and radioactive compounds. We are subject to laws and regulations governing the use, storage, handling and disposal of these materials, including standards prescribed by Iceland and applicable EU standards. Although we believe that our safety procedures comply with such laws and regulations, we cannot eliminate the risk of environmental contamination or injury. In the event of such an occurrence, we could be held liable for any damages that result, which could exceed our resources. Although we believe that we comply in all material aspects with applicable environmental laws and regulations and do not expect to make additional material capital expenditures in this area, we cannot predict whether new regulatory restrictions on the production, handling and marketing of biotechnology products will be imposed. Any such new regulatory restrictions could require us to incur significant costs to comply.

CURRENCY FLUCTUATIONS MAY NEGATIVELY AFFECT OUR FINANCIAL CONDITION

    Our revenues and cash reserves are denominated in U.S. dollars, but a portion of our operating costs are denominated in Icelandic kronas. A strengthening of the Icelandic krona against the U.S. dollar may, therefore, have a negative impact on our financial condition.

YEAR 2000 RISKS MAY HARM OUR BUSINESS

    Despite the passing of January 1, 2000, Year 2000 issues continue to pose risks that could adversely affect our business in a number of significant ways. Although we believe that our internally developed systems and technology are Year 2000 compliant, latent Year 2000 problems nevertheless could substantially impair or cause a failure of our information technology systems. Additionally, we rely on information technology and automated laboratory equipment supplied by third parties. Year 2000 problems that we or any such third parties experience could materially adversely affect our business.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of the investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2000, all of our cash and cash equivalents were in money market and checking accounts.


                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

     (c) During the period covered by this quarterly report on Form 10-Q, the Company sold the following securities that were not registered under the Securities Act:

                  (1) In May 2000, the Company sold 5,000 shares of common stock to three collaborators for services rendered as invoiced at $115,945.

                  (2) In May 2000, the Company issued 150,000 shares of Series B preferred stock to the Children's Advocacy Fund for $150, with the balance of the fair market value of the shares being treated as a charitable donation by the Company to the Children's Advocacy Fund.

                  (3) In May 2000, the Company sold 15,000 shares of common stock to Fridrik Skulason ehf. for $15 in consideration of its agreement to amend an agreement with the Company concerning publication of the genealogical database.

                  (4) In June 2000, the Company sold 555,556 shares of Series C preferred stock and a warrant to purchase 55,556 shares of Series C preferred stock to SAPAC Corporation Ltd. for cash proceeds of $2,222,280.

         The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) and/or Regulation D as transactions not involving any public offering or Regulation S as offers and sales that occurred outside the United States. Where appropriate, the purchasers represented their intention to acquire the securities for investment only and not with a view to the distribution thereof or that they were non-U.S. persons. Appropriate legends are affixed to the stock certificates issued in those transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to adequate information.

         The shares of Series B preferred stock and Series C preferred stock were automatically converted into shares of the Company's common stock upon the closing of the Company's initial public offering on July 21, 2000.

     (d) The Company commenced an initial public offering of its common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598) (collectively, the "Registration Statement"), which were declared effective by the Securities and Exchange Commission on July 17, 2000. The Registration Statement related to the offering of 11,040,000 shares of common stock for a gross aggregate offering price of $198,720,000. All of such shares were sold prior to the date hereof for such gross aggregate amount. The managing underwriter was Morgan Stanley & Co., Incorporated. In connection with the offering, the Company incurred underwriting discounts and commissions of $13,910,400, expenses paid to or for the underwriters of $575,000 and other expenses estimated to be approximately $2,200,000. The total of such expenses is $16,685,400. All of such expenses were payable to parties other than the Company's directors, officers or their associates; persons owning 10 percent or more of any class of equity securities of the Company; or affiliates of the Company. Net proceeds to the Company after deduction of the foregoing expenses were approximately $182,000,000. The ending date of the reporting period covered by this quarterly report preceded the effective date of the Registration Statement. Accordingly, the information regarding the use of net proceeds described in Item 701(f)(4)(vii) of Regulation S-K will be reported in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

      Exhibit
         No.      Description of Exhibit

         3.1 Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit
                  3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         3.2 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         10.1** Strategic Alliance Agreement between Partners Healthcare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital, The Brigham and Women's Hospital, Inc. and deCODE genetics Ltd., dated May 11, 2000. (Incorporated by reference to Exhibit 10.48 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         10.2** Crosswalk Development Agreement between Partners HealthCare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital, the Brigham and Women's Hospital, Inc. and deCODE genetics Ltd., dated May 11, 2000. (Incorporated by reference to Exhibit 10.49 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         10.3 Property Leasing Contract On Premises at Hlidarsmari 15 between Veigur ehf. and Islensk erfdagreining ehf., dated April 2000. (Incorporated by reference to Exhibit 10.50 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         10.4** Research Contract on the Co-Operation between a Research Team for the Epidemiology and Heredity Lung Cancer and Islensk erfdagreining ehf., dated as of June 26, 2000. (Incorporated by reference to Exhibit 10.51 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         27.1     Financial Data Schedule

         ---------------

         **Confidential treatment has been granted with respect to a portion of this Exhibit.


(b)      Reports on Form 8-K.

         No current reports on Form 8-K were filed during the reporting period.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                           deCODE genetics, Inc.


                           /s/ Kari Stefansson
                           ______________________________________
                           Kari Stefansson
                           Chairman, President,
                           Chief Executive Officer and Director


                           /s/ Axel Nielsen
                           ______________________________________
                           Axel Nielsen
                           Vice President, Finance and
                           Treasurer (principal financial
                           officer and principal accounting officer)

                                INDEX TO EXHIBITS



      Exhibit
         No.      Description of Exhibit

         3.3 Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit
                  3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         3.4 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         10.1** Strategic Alliance Agreement between Partners Healthcare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital, The Brigham and Women's Hospital, Inc. and deCODE genetics Ltd., dated May 11, 2000. (Incorporated by reference to Exhibit 10.48 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         10.2** Crosswalk Development Agreement between Partners HealthCare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital, the Brigham and Women's Hospital, Inc. and deCODE genetics Ltd., dated May 11, 2000. (Incorporated by reference to Exhibit 10.49 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         10.3 Property Leasing Contract On Premises at Hlidarsmari 15 between Veigur ehf. and Islensk erfdagreining ehf., dated April 2000. (Incorporated by reference to Exhibit 10.50 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         10.4** Research Contract on the Co-Operation between a Research Team for the Epidemiology and Heredity Lung Cancer and Islensk erfdagreining ehf., dated as of June 26, 2000. (Incorporated by reference to Exhibit 10.51 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000.)

         27.1     Financial Data Schedule

         ---------------

         **Confidential treatment has been granted with respect to a portion of this Exhibit.