Form 10-Q
period 2000-09-30
DECODE GENETICS INC
filed 2000-11-14
CIK 1022974

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___ No _____

The aggregate number of shares of the registrant's common stock outstanding on October 31, 2000 was 44,640,226.

                              deCODE genetics, Inc.

                                      INDEX

                                                                                Page No.
PART I. FINANCIAL INFORMATION ...............................................   3

Item 1. Financial Information ...............................................   3

        Condensed Consolidated Balance Sheets as of  September 30, 2000 and
          December 31, 1999 .................................................   3

        Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 2000 and 1999 ...........   4

        Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2000 and 1999 .....................   5

        Notes to Condensed Consolidated Financial Statements ................   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ...........................................  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..........  32

PART II. OTHER INFORMATION ..................................................  32

Item 2. Changes in Securities and Use of Proceeds ...........................  32

Item 6. Exhibits and Reports on Form 8-K ....................................  32

        (a) Exhibits ........................................................  33
        (b) Reports on Form 8-K .............................................  33

Signatures ..................................................................  34

Index to Exhibits   .........................................................  35

                                    PART I
                            FINANCIAL INFORMATION


Item 1.      Financial Information


                             deCODE genetics, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                 2000               1999
                                                                            -------------      -------------
Assets                                                                                  (UNAUDITED)
Current assets:
    Cash and cash equivalents ..........................................     $ 210,403,763      $  29,845,664
    Receivable from share issuance .....................................                 0         33,143,836
    Prepaid expenses and other current assets ..........................         5,138,833          3,695,351
                                                                             -------------      -------------
          Total current assets .........................................       215,542,596         66,684,851
Investments and other long-term assets .................................           761,498            790,217
Property and equipment, net ............................................        24,006,724         13,051,466
                                                                             -------------      -------------
          Total assets .................................................     $ 240,310,818      $  80,526,534
                                                                             =============      =============

LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK
    AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable and accrued expenses ..............................     $  14,414,057      $   4,314,115
    Current portion of capital lease obligations .......................         1,870,052          2,218,726
    Deferred research revenue ..........................................         1,821,666          2,238,333
    Payable to preferred shareholders ..................................                 0         17,467,077
                                                                             -------------      -------------
          Total current liabilities ....................................        18,105,775         26,238,251
Capital lease obligations, net of current portion ......................         3,249,807          4,549,809
Other long-term liabilities ............................................           416,880            921,245
Redeemable, convertible preferred stock, $0.001 par value;
     No shares authorized at September 30, 2000:
    Series A;
       No shares issued or outstanding at September 30, 2000 ...........                 0         12,405,887
    Series B;
       No shares issued or outstanding at September 30, 2000 ...........                 0         99,865,152
    Series C;
       No shares issued or outstanding at September 30, 2000 ...........                 0          9,318,328
                                                                             -------------      -------------
   Total redeemable, convertible preferred stock .......................                 0        121,589,367
                                                                             -------------      -------------
Stockholders' equity (deficit):
    Preferred stock, $0.001 par value;
       6,716,666 shares  and no shares authorized;
       no shares issued or outstanding at September 30, 2000
      and December 31, 1999, respectively ..............................                 0                  0
    Common stock, $0.001 par value;
       Authorized: 60,000,000 shares
       Issued 44,666,453 and 9,604,012 shares
       and outstanding:  44,640,226 and 9,604,012 shares
       at September 30, 2000 and December 31, 1999, respectively .......            44,666              9,604
    Additional paid-in capital .........................................       340,646,031         35,072,575
    Notes receivable ...................................................        (9,619,209)        (9,597,830)
    Deferred compensation ..............................................       (10,334,156)       (12,549,757)
    Dividends accreted on redeemable, convertible preferred stock ......                 0         (8,384,951)
    Accumulated deficit ................................................      (102,277,926)       (77,324,190)
    Accumulated other comprehensive income .............................            78,950              2,411
                                                                             -------------      -------------
         Total stockholders' equity (deficit) ..........................       218,538,356        (72,772,138)
                                                                             -------------      -------------
          Total liabilities, redeemable, convertible preferred stock and
                stockholders' equity (deficit) .........................     $ 240,310,818      $  80,526,534
                                                                             =============      =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             deCODE genetics, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------------        ---------------------------------------
                                                2000                        1999                2000                      1999
                                            ------------                ------------        ------------               ------------
                                            (UNAUDITED)                 (UNAUDITED)         (UNAUDITED)                (UNAUDITED)
Revenue
    Research collaborative contract ....    $  5,576,112                $  3,548,334        $ 13,811,667               $ 10,950,556
    Other revenue ......................               0                           0             211,358                    667,428
                                            ------------                ------------        ------------               ------------
          Total revenue ................       5,576,112                   3,548,334          14,023,025                 11,617,984
OPERATING EXPENSES
    Research and development ...........      11,716,720                   9,201,301          30,922,315                 23,778,244
    General and administrative .........       4,419,621                   2,248,719          12,160,829                  5,713,839
                                            ------------                ------------        ------------               ------------
          Total operating expenses .....      16,136,341                  11,450,020          43,083,144                 29,492,083
                                            ------------                ------------        ------------               ------------
Operating loss .........................     (10,560,229)                 (7,901,686)        (29,060,119)               (17,874,099)
Equity in net earnings (loss) of
    affiliate ..........................         (91,294)                   (158,493)           (159,531)                  (468,172)
Interest income and other, net .........       3,076,157                     166,908           4,354,697                    341,279
Taxes ..................................               0                           0                   0                          0
                                            ------------                ------------        ------------               ------------
Net loss ...............................      (7,575,366)                 (7,893,271)        (24,864,953)               (18,000,992)
Accrued dividends and amortized
    discount on preferred stock ........        (558,784)                 (1,888,171)         (5,318,655)                (5,330,866)
Premium on repurchase of preferred
    stock ..............................               0                 (15,294,967)                  0                (15,294,967)
                                            ------------                ------------        ------------               ------------
Net loss available to common
    stockholders .......................    $ (8,134,150)               $(25,076,409)       $(30,183,608)              $(38,626,825)
                                            ============                ============        ============               ============


Basic and diluted net loss per share ...    $      (0.23)               $      (3.85)       $      (1.77)              $      (6.32)
Shares used in computing basic and
    diluted net loss per share .........      35,645,739                   6,517,860          17,025,758                  6,107,297

Pro forma basic and
    diluted net loss per share .........    $      (0.18)               $      (0.29)       $      (0.73)              $      (0.68)
Shares used in computing
    pro forma basic and diluted net
    loss per share .....................      41,063,457                  27,252,864          34,139,493                 26,604,245

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                             deCODE genetics, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------------
                                                                        2000                       1999
                                                                    -------------              ------------
                                                                     (UNAUDITED)                (UNAUDITED)
Cash flows from operating activities:
Net loss ......................................................     $ (24,864,953)             $(18,000,992)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .............................         2,785,483                 1,940,461
    Equity in net loss of affiliate ...........................           159,531                   468,172
    Amortization of deferred stock compensation ...............         6,817,994                 6,455,132
    Other stock-based remuneration ............................         3,415,930                   515,000
    Accrued interest on receivable from share issuance ........           893,836                         0
    Equipment received for services provided ..................                 0                  (414,000)
    Other .....................................................          (280,261)                        0
Changes in operating assets and liabilities:
    Prepaid expenses and other current assets .................        (1,623,140)                 (917,688)
    Accounts payable and accrued expenses .....................         3,485,913                   361,511
    Deferred research revenue .................................          (416,667)                  444,444
    Other long-term liabilities ...............................           100,000                   117,288
                                                                    -------------              ------------
      Net cash used in operating activities ...................        (9,526,334)               (9,030,672)
                                                                    -------------              ------------

Cash flows from investing activities:
    Purchase of property and equipment ........................        (6,806,582)               (1,848,541)
    Investment in affiliated company, net .....................          (518,851)                 (254,444)
                                                                    -------------              ------------
      Net cash used in investing activities ...................        (7,325,433)               (2,102,985)
                                                                    -------------              ------------

Cash flows from financing activities:
    Forfeiture of common stock ................................               (27)                     (360)
    Issuance of preferred stock and warrants ..................        34,534,276                41,658,444
    Issuance of common stock, net .............................       181,991,369                       588
    Repurchase of preferred stock .............................       (17,467,077)              (20,310,555)
    Repayment of notes receivable for common stock ............                 0                   112,000
    Installment payments on capital lease obligations .........        (1,648,675)               (1,540,732)
                                                                    -------------              ------------
      Net cash provided by financing activities ...............       197,409,866                19,919,385
                                                                    -------------              ------------

Net increase in cash ..........................................       180,558,099                 8,785,728
Cash and cash equivalents at beginning of period ..............        29,845,664                25,075,844
                                                                    -------------              ------------
Cash and cash equivalents at end of period ....................     $ 210,403,763              $ 33,861,572
                                                                    =============              ============



Supplemental schedule of non-cash transactions:
    Payable related to purchase of property and equipment .....         6,781,249                         0
    Series B Preferred Stock issued in
       exchange for shares in affiliate .......................                 0                   779,064
    Supplies received in exchange for services provided .......                 0                   239,600

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Net loss available to common stockholders consisted of the following:

                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------     ---------------------------------------
                                                 2000                          1999              2000                      1999
                                              -----------                  ------------      ------------              ------------
                                              (UNAUDITED)                  (UNAUDITED)       (UNAUDITED)               (UNAUDITED)
Net loss ................................     $(7,575,366)                 $ (7,893,271)     $(24,864,953)             $(18,000,992)
Accrued dividends on Series A,
  Series B and Series C preferred stock          (550,307)                   (1,866,476)       (5,229,872)               (3,561,609)
Amortized discount on Series A
  and Series C preferred stock ..........          (8,477)                      (21,695)          (88,783)               (1,769,257)
                                              -----------                  ------------      ------------              ------------
Accrued dividends and amortized
  discount on preferred stock ...........        (558,784)                   (1,888,171)       (5,318,655)               (5,330,866)
Premium on repurchase of preferred
  stock .................................               0                   (15,294,967)                0               (15,294,967)
                                              -----------                  ------------      ------------              ------------
Net loss available to
  common stockholders ...................     $(8,134,150)                 $(25,076,409)     $(30,183,608)             $(38,626,825)
                                              ===========                  ============      ============              ============

Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. Diluted net loss per share does not differ from basic net loss per share since potential common shares are antidilutive for all periods presented and are, therefore, excluded from the calculation. For the three and nine month periods ended September 30, 2000 and for the three and nine month periods ended September 30, 1999, preferred stock convertible into nil and 22,959,544 shares of common stock, respectively, options to purchase 504,500 and 30,000 shares of common stock, respectively, and warrants to purchase 1,242,500 shares of common stock and options and warrants to purchase 2,110,037 shares of preferred stock, respectively, were not included in the computation of diluted loss per share since their inclusion would be antidilutive.

                             deCODE genetics, Inc.

PRO FORMA NET LOSS PER SHARE

Pro forma basic and diluted net loss per share is computed as if the preferred shares had converted into common shares immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share, net loss has not been increased for the accumulated dividends or amortized discounts on preferred stock. The calculation of pro forma net loss per share for the three and nine month periods ended September 30, 2000 and 1999 is as follows:

                                                           FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                      ------------------------------      ------------------------------
                                                          2000              1999             2000              1999
                                                      ------------      ------------      ------------      ------------
                                                      (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net loss available to common stockholders .........   $ (8,134,150)     $(25,076,409)     $(30,183,608)     $(38,626,825)
Pro forma adjustments to reflect assumed conversion
  of preferred stock:
Accrued dividends and amortized discounts on
  preferred stock .................................       (558,784)       (1,888,171)       (5,318,655)       (5,330,866)
Premium on repurchase of preferred
  stock ...........................................              0       (15,294,967)                0       (15,294,967)
                                                      ------------      ------------      ------------      ------------
Net loss used in computing pro forma basic and
  diluted net loss per share ......................   $ (7,575,366)     $ (7,893,271)     $(24,864,953)     $(18,000,992)
                                                      ============      ============      ============      ============

Shares used in computing basic and
  diluted net loss per share ......................     35,645,739         6,517,860        17,025,758         6,107,297

Pro forma adjustment to reflect weighted effect of
  assumed conversion of preferred stock ...........      5,417,718        20,735,004        17,113,735        20,496,948
                                                      ------------      ------------      ------------      ------------
Shares used in computing pro forma basic and
  diluted net loss per share ......................     41,063,457        27,252,864        34,139,493        26,604,245
                                                      ============      ============      ============      ============

Pro forma basic and diluted net loss per share ....   $      (0.18)     $      (0.29)     $      (0.73)     $      (0.68)

SEGMENT INFORMATION

deCODE adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," as of December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, deCODE's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.

All of deCODE's research revenues from inception through September 30, 2000 have been generated in Iceland, and all of deCODE's long-lived assets are located in Iceland.

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

In January 2000, an individual advised deCODE that he believes that he and another individual are entitled to receive, collectively, 1,000,000 shares of deCODE common stock pursuant to an agreement with deCODE. The other individual has not asserted a claim to these shares. This individual has not commenced litigation against deCODE. deCODE believes that this assertion is without merit and intends to defend vigorously any action that either party may commence.

On April 10, 2000, Ernir Snorrason, an original stockholder of deCODE, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that deCODE improperly exercised an option to repurchase 256,637 shares of common stock that deCODE issued to Mr. Snorrason in 1996 pursuant to a Founders' Stock Purchase Agreement. The complaint seeks an order requiring deCODE to recognize Mr. Snorrason as the owner of these shares. deCODE believes that it has good defenses to this action and intends to defend it vigorously; however, the ultimate resolution of this matter cannot yet be determined.

In February 2000, Mannvernd, an organization known as the Association of Icelanders for Ethics in Science and Medicine, issued a press release announcing its intention to file lawsuits against the State of Iceland and any other relevant parties, including deCODE, to test the constitutionality of the Health Sector Database Act No. 138/1998. In its press release, Mannvernd indicated that it hopes to halt the construction and/or operation of the Icelandic Health Sector Database. Mannvernd has not commenced litigation against deCODE and deCODE is not aware of any other litigation commenced by Mannvernd with respect to the Act. The ultimate resolution of this matter cannot yet be determined.

NOTE 3.  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholders transactions. The following table presents the calculation of comprehensive income as required by SFAS 130:

                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,      FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                        ----------------------------------------      ---------------------------------------
                            2000                        1999              2000                     1999
                        -----------                  -----------      ------------              ------------
                        (UNAUDITED)                  (UNAUDITED)      (UNAUDITED)               (UNAUDITED)
Net loss ..........     $(7,575,366)                 $(7,893,271)     $(24,864,953)             $(18,000,992)
Other comprehensive
  income (loss):

Foreign currency
  translation .....          60,325                      (13,747)           76,539                    (3,713)
                        -----------                  -----------      ------------              ------------

Total comprehensive
  income (loss) ...     $(7,515,041)                 $(7,907,018)     $(24,788,414)             $(18,004,705)
                        ===========                  ===========      ============              ============

                             deCODE genetics, Inc.

NOTE 4.  INITIAL PUBLIC OFFERING

In July 2000, deCODE completed its initial public offering of common stock. A total of 11,040,000 shares were sold by deCODE at a price of $18.00 per share. The offering resulted in net proceeds to deCODE of approximately $182.0 million, net of an underwriting discount of $13.9 million and offering expenses of $2.9 million.

Effective upon the closing of deCODE's initial public offering, the outstanding shares of Series A, Series B, and Series C preferred stock were converted into 9,624,282, 10,046,132 and 4,066,667 shares of common stock, respectively, and warrants to purchase 1,075,833 shares of Series A preferred stock and 416,667 shares of Series C preferred stock were converted into warrants to purchase the same number of shares of common stock.

NOTE 5.  SUBSEQUENT EVENTS

In October 2000, F. Hoffmann-La Roche elected to extend the term of the research collaboration and cross-license agreement, which will continue until February 1,2003, provided Roche elects to extend the agreement for the one year period commencing on the fourth anniversary of the agreement, February 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


         This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

         In February 1998, we entered into a research collaboration and cross-license agreement with F.Hoffmann-La Roche, or Roche, regarding research into the genetic causes of twelve diseases. Under the terms of the agreement, Roche has made equity investments and has funded our gene discovery programs in twelve diseases. Under the agreement, we may receive a total of more than $200 million in research funding and milestone payments and we will receive royalty payments on the sale of diagnostic and therapeutic products resulting from the collaboration. The term of the agreement will continue until February 1, 2003 provided that Roche elects to extend the agreement for the one-year period commencing the fourth anniversary of the agreement. Revenues recognized by us have consisted primarily of revenues generated under the research collaboration and cross-license agreement with Roche.

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

         We intend to invest in all of our three business units, discovery services, database services and healthcare informatics, for the remainder of 2000 and expect to report net losses for the next few years. If the costs of these investments are greater than anticipated, or if they take longer to complete, or if losses are incurred from strategic investments, we may incur losses for a longer period of time.

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

RESULTS OF OPERATIONS

Comparison of the Quarters Ended September 30, 2000 and 1999

         Revenues for the three months ended September 30, 2000 increased to $5.6 million as compared to $3.5 million for the corresponding period in 1999, an increase of 57.1%. This increase was the result of an increase in revenue recognized due to milestone payments. Milestone revenue is recognized on a retrospective basis over the contractual term of the agreement with Roche. Accordingly, upon achievement of the milestone, a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder is recognized as services are performed (generally straight-line) over the remaining term of the collaboration.

         Research and development expenses for the three months ended September 30, 2000 increased to $11.7 million as compared to $9.2 million for the same period in the previous year, an increase of 27.3%. This increase was primarily attributable to the continued expansion of operations, including our hiring of additional research personnel and the resulting salary and benefits costs, an expansion of our laboratory facilities and equipment acquisition and the resulting depreciation, and our increased research efforts. License fee costs payable to the Icelandic government, as required by the Icelandic Health Sector Database operating license, were also recorded in the three months ended September 30, 2000; no such costs were recorded in the three months ended September 30, 1999 because the license had not yet been issued. We expect research and development spending to increase as we continue to pursue our research efforts and accelerate the development of the database services.

         General and administrative expenses for the three months ended September 30, 2000 increased to $4.4 million compared to $2.2 million for the corresponding period in 1999, an increase of 96.5%. This increase was primarily attributable to the continued expansion of operations, including our hiring of additional administrative personnel and the resulting salary and benefits costs. We expect that general and administrative expenses will increase for the remainder of 2000.

         Stock-based compensation and remuneration expenses decreased to $3.4 million for the three months ended September 30, 2000 as compared to $3.8 million for the three months ended September 30, 1999, a decrease of 10.3%. This decrease was primarily attributable to lower compensation expense recorded for contractor services in the quarter ended September 30, 2000, compared to the corresponding period in 1999.

         Equity in net loss of affiliate was $91,294 for the three months ended September 30, 2000, compared to $158,493 for the corresponding quarter in 1999, a decrease of 42.4%.

         Interest income and other, net for the three months ended September 30, 2000, increased to $3.1 million as compared to $0.2 million for the same period in 1999. This increase is due to higher average cash reserves, as a result of our initial public offering, in the three months ended September 30, 2000 as compared to the same period in 1999.

         Net loss and pro forma basic and diluted net loss per share were $7.6 million and $0.18 for the three months ended September 30, 2000, respectively, as compared to $7.9 million and $0.29 for the same period in 1999, respectively. This is a decrease of 4.0% and 37.9 %, respectively. The decrease in loss per share is impacted by increased number of average shares outstanding due to the Company's initial public offering.


Comparison of the Nine Months Ended September 30, 2000 and 1999

         Revenues for the nine months ended September 30, 2000, increased to $14.0 million as compared to $11.6 million for the corresponding period in 1999, an increase of 20.7%. Revenues related to our agreement with Roche increased to $13.8 million from $11.0 million for the same period in 1999, an increase of 26.1%. This increase was the result of an increase in revenue recognized due to milestone payments. Milestone revenue is recognized on a retrospective basis over the contractual term of the agreement with Roche. Accordingly, upon achievement of the milestone, a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder is recognized as services are performed (generally straight-line) over the remaining term of the collaboration.

         Research and development expenses for the nine months ended September 30, 2000, increased to $30.9 million as compared to $23.8 million for the same period in 1999, an increase of 30.0%. This increase was primarily attributable to the continued expansion of operations, including our hiring of additional research personnel and the resulting salary and benefits costs, an expansion of our laboratory facilities and equipment acquisitions and the resulting depreciation, and our increased research efforts. License fee costs, payable to the Icelandic government, as required by the Icelandic Health Sector Database operating license, were also recorded in the nine months ended September 30, 2000; no such costs were recorded in the nine months ended September 30, 1999 because the license had not yet been issued. We expect research and development spending to increase as we continue to pursue research efforts and accelerate the development of the database services.

         General and administrative expenses for the nine months ended September 30, 2000 increased to $12.2 million compared to $5.7 million for the corresponding period in 1999, an increase of 112.8%. This increase was primarily attributable to an approximately $3.0 million charitable contribution of our Series B stock and the resulting expense recorded in the nine months ended September 30, 2000. This increase is also due to continued expansion of operations, including our hiring of additional general and administrative personnel and the resulting salary and benefits costs. We expect that general and administrative expenses will increase throughout 2000.

         Stock-based compensation and remuneration expenses increased to $10.2 million for the nine months ended September 30, 2000 as compared to $7.0 million for the nine months ended September 30, 1999, an increase of 46.8%. This increase was primarily attributable to an approximately $3.0 million charitable contribution of our Series B stock and the resulting expense recorded in the nine months ended September 30, 2000. The increase was also due to an increase in the number of full-time employees in the nine months ended September 30, 2000 over the number for the same period in 1999, and thus, an increase in the number of stock option grants resulting in compensation expense.

         Equity in net loss of affiliate decreased to $159,531 for the nine months ended September 30, 2000, compared to $468,172 for the corresponding period in 1999, a decrease of 65.9%.

         Interest income and other, net for the nine months ended September 30, 2000, increased to $4.4 million as compared to $0.3 million for the same period in 1999. This increase is primarily due to higher average cash reserves, as a result of our initial public offering, in the first nine months of 2000 as compared to the first nine months of 1999.

         Net loss and pro forma basic and diluted net loss per share were $24.9 million and $0.73 for the nine months ended September 30, 2000, respectively, as compared to $18.0 million and $0.68 for the same period in 1999, respectively. This is an increase of 38.1% and 7.4%, respectively. The decrease in loss per share is impacted by increased number of average shares outstanding due to the Company's initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had $210.4 million in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments.

         Net cash used in operating activities was $9.5 million for the nine months ended September 30, 2000, as compared to $9.0 million for the nine months ended September 30, 1999. The increase was primarily due to higher research and development and general and administrative expenses in the period ended September 30, 2000, as compared to the period ended September 30, 1999, which were only partly offset by higher revenues in 2000.

         Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchase of property and equipment for the nine months ended September 30, 2000 was $6.8 million compared to $1.8 million in the same period in 1999, primarily due to the expansion of our facilities and operations. Net cash used in investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of capital expenditures and investments.

         Net cash provided by financing activities was $197.4 million for the nine months ended September 30, 2000 as compared to $19.9 million for the nine months ended September 30, 1999. This increase was primarily due to proceeds from our initial public offering, completed in July 2000.

         We expect cash requirements to continue to increase significantly for the remainder of 2000 as we: invest in genotyping, sequencing and bioinformatics capabilities; invest in software and hardware to support the continuing development of the database services; continue to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and continue to make improvements in existing facilities and invest in new facilities.

         In July 2000, we completed our initial public offering of our common stock with net proceeds of approximately $182.0 million.

         Based upon our current plans, and taking into consideration the proceeds of the initial public offering, we believe that our existing resources will be adequate to satisfy our capital needs for several years. Our cash requirements depend on numerous factors, including our ability to obtain new research collaboration agreements, to obtain subscription and collaboration agreements for the database services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that our sequencing and genotyping operations remain competitive; capital expenditures required to expand the company's facilities. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially due to a number of factors, including those set forth in this section and elsewhere in this Form 10-Q. These factors include, but are not limited to, the risks set forth below.


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

    We incurred net losses of $24,864,953 for the nine months ended September 30, 2000, and $23,788,447 for the year ended December 31, 1999. As of September 30, 2000, we had an accumulated deficit of $102,277,926. To date, we have never generated a profit and we have not generated any significant revenues except for payments received in connection with our research collaboration with Roche and interest revenues. The development of our technologies will require substantial increases in expenditures over the next several years. In addition, we expect to spend more in connection with our internal research programs and the preparation of the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. As a result, we expect to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of operating losses is greater than we currently anticipate, we may not be able to continue our operations.

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

    - our achievement of milestones under our research collaboration agreement with Roche;

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

    Our approach to gene identification and the development and maintenance of genotype data, the Icelandic Health Sector Database and the deCODE Combined Data Processing system depend on the goodwill and cooperation of the Icelandic population, including the Icelandic government and the healthcare system. Our development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database or healthcare providers attempt to prevent us from having access to medical records of their patients. Individuals may opt-out of having their records included in the Icelandic Health Sector Database. To date approximately 7% of the population has exercised this right. Some doctors practicing in Iceland have expressed opposition to the Icelandic Health Sector Database and may attempt to withhold their patients' data from inclusion in such database or encourage their patients to exercise their opt-out rights. Our development of genotype data and our cross-referencing through the deCODE Combined Data Processing system of that data with information about the manifestations of disease, which are known as phenotypes, in the Icelandic Health Sector Database require that a substantial portion of the Icelandic population provide us with blood samples for genotyping and consent to the use of their DNA to cross-reference molecular genetics data with the Icelandic Health Sector Database. To date, between eighty and ninety percent of individuals that we have asked to participate in our research projects have done so. Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in our programs could diminish our ability to develop and market information based on the use of genotypic data.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

              The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of the investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2000, all of our cash and cash equivalents were in money market and checking accounts.


                                     PART II
                                OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

     (c) During the period covered by this quarterly report on Form 10-Q, the Company sold the following securities that were not registered under the Securities Act:

             In August, 2000 two holders of warrants to purchase Series A preferred stock, which became warrants to purchase common stock upon the closing of our initial public offering, exercised their warrants and purchased an aggregate of 236,110 shares of common stock. Pursuant to the terms of the warrants, the transaction was a "net issue exercise" in which the purchase price of the stock was paid by the cancellation of a portion of the warrants.

         The sale and issuance of securities in the transaction described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) as a transactions not involving a public offering. Appropriate legends will be affixed to the stock certificates issued in this transaction. The recipient either received adequate information about the Company or had access, through employment or other relationships, to adequate information.


     (d) The Company commenced an initial public offering of its common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to the Company after deduction of expenses were approximately $182,000,000. The proceeds are temporarily invested in money market funds pending use by the Company.

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

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       deCODE genetics, Inc.


                                       /s/ Kari Stefansson
                                       ------------------------------
                                       Kari Stefansson
                                       Chairman, President,
                                       Chief Executive Officer and Director


                                       /s/ Axel Nielsen
                                       ------------------------------
                                       Axel Nielsen
                                       Vice President, Finance and
                                       Treasurer (principal financial
                                       officer and principal accounting officer)

November 9, 2000

                                INDEX TO EXHIBITS



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