Form 10-K
period 2000-12-31
DECODE GENETICS INC
filed 2001-03-23
CIK 1022974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                         COMMISSION FILE NO. 000-30469

                             DECODE GENETICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                            04-3326704
         (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                                    LYNGHALS 1, REYKJAVIK, ICELAND
                               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                            + 354-570-1900
                         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                       -----------------------------------------
                      None                                                 None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the equity stock held by non-affiliates of the Registrant: $296,036,957 at January 23, 2001 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of January 31, 2001.

                      CLASS                                          NUMBER OF SHARES
                      -----                                          ----------------
          Common Stock, $.001 par value                                 45,066,969

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 15, 2001 is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     deCODE is a genomics and health informatics company which is developing products and services for the healthcare industry. We develop and apply modern informatics technology to discover new knowledge about health and disease through data-mining.

     Our approach to the discovery of healthcare knowledge brings together three key types of anonymous population data derived from the Icelandic nation: information from the healthcare system, information about relationships among individuals covered by this system and associated molecular genetics data.

     Our business model is based on four sets of information:

     - genealogy records of almost all living Icelanders and most of their ancestors for whom records exist, dating back in some cases to the settlement of Iceland in the ninth century;

     - genotype data from consenting Icelanders;

     - the Icelandic Health Sector Database, which we plan to create and operate from healthcare records of Icelanders pursuant to the Icelandic Health Sector Database license; and

     - other public and proprietary data to which we have access.

     Our three avenues of commercialization are as follows:

     Discovery Services. We believe that the development and application of proprietary bioinformatics tools in the context of an appropriate population will accelerate our ability to discover disease-related genes and associated drug targets. We have adopted this strategy to derive value both from diagnostic and therapeutic products and from pharmacogenomic services. We are currently working on discovery in collaboration with F.Hoffmann-La Roche, or Roche, and in our own research programs. We expect to seek additional partners for this business unit from among pharmaceutical and biotechnology companies.

     Database Services. We are developing the deCODE Combined Data Processing system, a tool which, subject to ongoing compliance with regulatory requirements, will cross-reference genealogical records, data from the Icelandic Health Sector Database and genotypes of consenting participants. We plan to develop the deCODE Combined Data Processing system to generate knowledge about diseases and their genetic risk factors, disease management, the interplay between environment and disease, and outcomes and resource use in delivering healthcare.

     Healthcare Informatics. The third unit of our business, healthcare informatics, is derived from our discovery and database services. We expect the products of this business unit to result from knowledge and experience acquired in our two principal business units, discovery services and database services. In the future, the integration of genetics and medicine will add a new level of complexity to the decision making process in the delivery of healthcare. The need for medical decision-support systems for healthcare providers is expected to increase over the next several years. We are developing medical decision-support systems, which will include insights from the deCODE Combined Data Processing system, for healthcare providers and we will seek to commercialize bioinformatics tools developed in our gene and drug target discovery efforts. We also plan to provide privacy protection products based on our expertise in encryption tools for complex and sensitive medical and genetic data.

     In this report, references to us refer to us and our wholly-owned subsidiary, Islensk erf(LOGO)agreining ehf., and its subsidiaries deCODE cancer ehf. and Encode ehf., each an Icelandic private limited company.

SCIENTIFIC BACKGROUND

     In February 2001, Celera Genomics and the Human Genome Project presented the initial sequencing and analysis of the human genome. The next great challenge is to transform these raw sequence data into specific knowledge about disease and healthcare.

GENOMICS

     The blueprint of all biological activity, which consists of deoxyribonucleic acid, or DNA, is located within the nucleus of every cell and is commonly referred to as the genome. The genome is the total DNA content of an organism. DNA is composed of four bases. The sequence or order of these bases is the code that ultimately determines structure and function in all organisms. The human genome is broken up into 23 pairs of chromosomes and every individual inherits a set of 23 chromosomes from each parent. Genes are segments of DNA located throughout the genome. The human genome consists of approximately three billion bases and has been estimated to contain 30,000 - 35,000 protein-coding genes. Each cell uses or "expresses" only those genes (approximately 30% of the 30,000 - 35,000 genes) necessary for its specific role. Accordingly, different types of cells express different sets of genes.

     When a gene is turned on or expressed, it produces a derivative copy of its DNA sequence called messenger RNA, which is used as a template to direct the production of a protein. Proteins are large molecules composed of amino acids and control all biological processes. The order of the bases in DNA determines the order of amino acids in a protein. Proteins in turn make up molecular pathways, which cells use to carry out their specific functions. Diseases can occur when a mutated or a defective gene upsets or blocks a molecular pathway in a normal biological function. The ability to detect a mutation and to understand the process by which it contributes to disease is crucial to understanding the fundamental mechanisms of a disease. In the simplest form, genetic diseases result from a mutation in only one gene and the disease is usually passed from generation to generation. Common diseases are thought to have a complex genetic basis; they generally skip one or more generations and may result from interactions between genes or from the interaction between genetic and environmental factors.

     The human genome sequence is now nearly completed and has been estimated to contain 30,000 -- 35,000 protein-coding genes and more than two million markers to help map disease-causing genes. We believe that by itself, this knowledge is of limited value and that the importance of this discovery will only reach its full potential if this sequence data is explored along with detailed knowledge about health history, genetic profile and genealogy.

POPULATION GENOMICS

     Population genomics is a field of genomics which applies modern genetic and molecular biology techniques to an entire population to discover how genetic factors contribute to the cause of diseases. Since almost all common diseases have a genetic component, the discovery of the cause of disease can often be reduced to finding the gene or genes mutated in patients who have the disease as compared to those who do not. Since this approach does not require a preconceived notion about which tissues or proteins or genes are important in the disease, it represents a systematic strategy for creating specific knowledge about disease. We believe that the challenge is to find a population which is small enough to allow the necessary cooperation but large enough to deliver meaningful results.

FUNCTIONAL GENOMICS

     Functional genomics is a field of genomics that attempts to determine the manner in which disease genes specifically impact the disease process. It is the study of the function of genes, including how expression of a particular gene is regulated and the function of the protein that the gene encodes. Researchers employing functional genomics techniques may analyze large numbers of genes to compare patterns of gene expression in diseased and healthy tissues or may compare genes in humans to those in other species, in each case in an effort to determine the molecular pathways that cause disease.

GENOMICS AND HEALTHCARE PRODUCTS

     Genomics and Diagnostics. Gene-based diagnostic tests for both disease diagnoses and management represent an important tool that physicians can use to identify and monitor patients with increased risk of a disease. These tests can complement clinical tests and may lead to more cost-effective use of expensive tests and to a greater level of accuracy. Knowledge of predisposition towards a disease may allow patients to alter their lifestyles or to take medication that prevents the disease.

     Genomics and Therapeutics. The lack of precise knowledge about the causes of diseases makes it difficult for the pharmaceutical industry to select targets for new drugs. Identifying specific disease genes may result in very specific and, therefore, potentially more valuable drug targets than are otherwise available. The disease gene products themselves may be attractive drug targets. In addition, they mark a key molecular pathway that is composed of several other potential drug targets.

     Genomics and Drug Response. The efficacy and safety of existing and new drugs may be enhanced by pharmacogenomics. Pharmacogenomics is the application of genomics technology to the analysis and identification of genes involved in drug response. It is believed that genomics will permit the identification of the genetic differences that cause people to respond differently to the same drugs. This may lead to tailor-made treatments for individuals, maximizing efficacy and minimizing side effects.

deCODE'S UNIQUE APPROACH

POPULATION GENOMICS AND THE VALUE OF THE ICELANDIC POPULATION

     We believe that our unique approach, coupled with the application of extensive bioinformatics to population genomics, has a number of distinct advantages because of the following characteristics of the Icelandic nation:

     Extensive Genealogy. Genealogy is a national pastime in Iceland. According to Icelandic history books and old manuscripts from as early as the thirteenth century, Iceland was settled in the ninth and tenth centuries. Since very early stages of their history, Icelanders wrote detailed accounts of Icelandic facts and events, including genealogy. The library of the University of Iceland and other institutions contain manuscripts on genealogy dating from the middle ages, which form a bridge between the time of settlement and official records kept in the Icelandic National Archives from the time when church and government officials began systematic registration of the population in the seventeenth century. Numerous sources of genealogical information, including parish records, census data and written manuscripts, such as the Icelandic sagas, are readily available. Genealogical data can facilitate the identification of genes that cause a specific disease by enabling researchers to compare the genes of family members with and without the disease over the generations. The genealogical data can go back as far as 35 generations and we believe it provides sufficient genealogical information for our purposes. In addition, the fact that there has been little immigration means that most Icelanders living today are descendants of the original "founding" settlers and can, therefore, trace their ancestry to the early middle ages.

     Relative Genetic Homogeneity. Diseases which are prevalent in developed countries, such as cancer and heart disease, have a large number of genetic causes. In an isolated population that is genetically simpler, the number of genetic causes is likely to be fewer than in more genetically diverse populations. Thus, studying a more homogeneous population, like the Icelanders, simplifies the problem of finding and subsequently understanding disease genes and mutations causing common diseases. The Icelandic population was founded by Norwegian and British settlers who arrived in Iceland in the ninth and tenth centuries. Because Iceland has experienced little immigration over the last eleven centuries, most of the 280,000 living Icelanders are descended from these original "founding" settlers. Our ability to trace the Icelandic population back approximately 1,100 years also facilitates gene discovery. Specific genes are associated with the appearance and existence of specific diseases. For example, the BRCA2 gene is known to carry mutations in some individuals that can cause breast cancer. Because many present-day Icelanders may share a gene carrying a mutation that causes a particular disease with one of the founding settlers, they may also have such "disease gene" in common with other Icelanders. We can make use of this "founder" effect to facilitate the identification of disease genes. It has been demonstrated that the disease genes found in Iceland are, in general, also found in other populations. Even if the disease genes in Iceland are different from those found in other populations, the identification of any disease gene can lead to discovery of a key molecular pathway likely to be involved in the disease and, consequently, to the discovery of disease genes in other populations which cause anomalies in the particular pathway. Therefore, we believe the discovery of a disease gene in Iceland may enhance the identification of drug targets for any population.

     Centralized Healthcare System. Iceland has had a centralized national healthcare system since 1915. It presently consists of a base of 55 primary care centers, a large University hospital in Reykjavik which has recently been formed on the basis of a merger of the country's two largest hospitals, one central hospital in Akureyri, and several smaller ones. Outside the primary care centers, the healthcare system is highly specialized. Specialty clinics care for most of the patients with major illnesses. Our clinical collaborators work at these specialty clinics, as well as in the major hospitals. This centralization of the healthcare system means that the data is centralized and easily accessible for scientific research.

     Well-educated Population. The level of public education is high in Iceland and illiteracy is negligible. Historically, the Icelandic population has been cooperative when approached by physicians and scientists working on biomedical research in the Icelandic community.

     We believe that the Icelandic population meets the criteria of being small enough to allow necessary cooperation but large enough to deliver meaningful results. While the Icelandic population is characterized by relative genetic homogeneity, it is large enough to prevent an increased incidence of recessive genetic conditions which can arise as a result of intermarriage. At the same time, the population is small enough, and the amount of immigration is limited enough, that the total genome of Icelanders is less variable than the genomes of larger, less historically isolated nations.

Comparison to Other Approaches

     Some companies are using an approach to locate disease genes that relies on correlating DNA variations such as single nucleotide polymorphisms, known as SNPs, throughout the genome or in candidate genes to patients. We believe that this approach is analogous to searching for a single needle that is present in one of a hundred haystacks. We believe that our population genomics approach will allow us to find the haystack using our large families before we begin searching for the needle using SNPs and other variations to narrow down or fine-map genes.

     Other companies are using functional genomics to help select potential drug targets. Most of these approaches depend on expression analysis using DNA chips that compare the genes turned on or off in diseased tissue with those in normal tissue. We, on the other hand, apply functional genomics more selectively, focusing on the disease genes identified through our population genomics approach to more specifically define their molecular pathways.

     There may be some limitations to our population genomics approach because disease genes found in Iceland may not always be directly relevant in other populations, although there is much overlap in disease genes that have been found in Iceland over the last 15 years and the rest of the world. The Icelandic population is probably too small to study diseases that are not common. However, our aim is to continue to focus on the diseases in Iceland that have the greatest public health prevalence worldwide.

DISCOVERY SERVICES

     The extensive genealogy database and associated bioinformatics that we have built in Iceland are the core of our novel genealogical approach to identifying human disease genes and associated drug targets.

     We believe that working with the Icelandic population puts us in a position to accelerate the discovery and development of new proprietary diagnostic and therapeutic products capable of addressing diseases at their root causes, rather than simply identifying and treating their symptoms. These programs may permit doctors to make earlier diagnoses, use healthcare resources more cost-effectively and select safer and more effective drugs for patients on the basis of their genetic make-up.

     The genealogical approach that we have developed depends on a genealogical database and bioinformatics tools that we have built. In the study of any particular disease, we first define the disease classification broadly but rigorously. (For example, we first labeled stroke patients as "stroke" rather than as a series of less common subtypes of stroke). After our clinical collaborators compile a list of all patients who have been diagnosed with the disease, the list is encrypted and run through our genealogy database which yields very large extended families of patients, sometimes containing hundreds of individuals. The genealogy naturally links together those patients who are likely to share a gene or genes for the disease. The patients are genotyped to determine which genes or pieces of chromosomes they have in common. The genealogical approach compensates for the inadequacies of "consensus criteria" for disease classification, which utilizes specific symptoms accepted by a consensus committee of physicians to determine who is "affected" by the disease, and increases the chance that the form of the disease studied is the one actually inherited. We believe that no other organization uses genealogy in this manner. Our unique approach to human genetics has allowed us to map genes in diseases in which many others have previously failed. By using this approach, we expect to be able to assign function to the raw data contained in the human genome sequence.

     The following describes our approach to gene discovery.

Genetic Mapping

     We have developed an extensive computerized genealogy database that currently includes approximately 620,000 individuals or almost all the approximately 280,000 living Icelanders along with most of their ancestors for whom records exist. This represents most of the Icelanders who are known through records ever to have lived in Iceland. Research that our scientists conducted on 26 extended families containing hundreds of individuals, which the American Journal of Human Genetics published in its May 2000 issue, showed that the accuracy of maternal connections in the database is 99.3%.

     Before we start a study looking for genes that cause or contribute to a particular disease, we obtain approvals from both the Icelandic Bioethics Committee and the Data Protection Authority. All patients who participate in our research program by giving a blood sample sign an informed consent form approved by the Bioethics Committee. We have developed a sophisticated encryption system to protect the personal privacy of all participating volunteers.

     In our present disease-based research projects the first step of our genealogical approach is for our clinical collaborators to compile a list of patients who have been diagnosed with a particular disease in Iceland. After the patient list has been encrypted, it is sent to us and run through an encrypted version of our genealogy database. The genealogy database and associated data-mining tools that we have developed enable us to determine the relationships among all members of a large patient list and demonstrate information flow through the generations.

     Using DNA from participating patients and their relatives, who grant us informed consent, we are able to generate high-resolution genotypes with our genotyping facility using 1,000 microsatellite markers. A microsatellite marker is a segment of DNA containing variable short repeats that can be used to derive a genotype. Our high-throughput genotyping facility and bioinformatics systems substantially decrease the amount of labor involved in reading the genotypes.

     We have developed a statistical informatics program that is used to determine which portion of the genome is shared among most or all of the patients within a family. This technique can systematically screen every segment of the human genome for shared genotypes and can narrow the location of a disease gene or genes to a small fraction (1/1000) of the human genome. That segment marks the location of the disease gene that is mutated in the patients with the disease. We use stringent criteria to determine that we have successfully found a disease gene location before moving onto the next step of gene discovery.

Physical Mapping, Fine-Mapping, and Sequencing

     Once we have narrowed the chromosomal region containing the disease gene to two to three million base pairs, we develop a higher resolution map. To accomplish this, we construct a physical map using large overlapping pieces of human DNA. We have developed an automated high-throughput physical mapping method which is based on sophisticated proprietary software we have developed and uses robotics. By integrating a robust hybridization system (i.e., matching of a small piece of DNA to large segments of DNA), automated analysis of the hybridization data and data-mining techniques, we construct a high-resolution map of the human genome.

     We use low-resolution and high-resolution physical maps to find new microsatellite markers and genetic variations known as single nucleotide polymorphisms, or SNPs which allows us to create more precise sets of genotypes of the patients. SNP markers differ from microsatellite markers in several ways. SNPs represent a single base change in the genomic sequence and microsatellite markers represent short repeats of sequence. Microsatellite markers contain more information than SNPs (one microsatellite marker typically contains three to five times more information than a SNP) and, therefore, are well-suited for our genetic studies using large families. Currently, the cost of genotyping microsatellite markers is much less than genotyping SNPs (especially given the relative information content). However, the SNPs are more numerous than microsatellite markers and therefore more useful for fine-mapping and association studies.

     Many patients may share several closely spaced genotypes which serve to narrow the region containing a disease gene. We believe that the relative genetic homogeneity and the age of the Icelandic population will enable us to reduce the size of the chromosomal region containing the disease gene to as few as 250,000 base pairs. We believe that this segment would generally contain fewer than ten candidate genes, thus reducing the amount of time required to screen the genes for mutations.

     Once we have narrowed a region, we sequence this narrow region using automated DNA sequencers and then use our bioinformatics tools to identify new genes. The genes are screened in turn for mutations that occur in patients with the disease and rarely in those without. Typically, only one gene in this segment will be the disease gene, but we may find disease genes on other chromosomes that can be discovered in the same manner. We believe that our ability to go from gene mapping to disease gene identification will be further enhanced as the sequencing of the human genome is completed.

Functional Genomics

     After we have succeeded in identifying a disease gene using our population genomics approach, we seek to define molecular pathways in which the disease gene plays a role. This is essential information both for understanding the biology of the disease and also for identifying additional specific drug targets that interact with the disease genes.

     We have established three complementary systems designed to isolate specific drug targets from "upstream," "downstream" and "proximal" pathways that may be involved in the disease process. We believe these three functional approaches will expand the number of potential drug targets that are associated with the specific disease genes identified using our population genomics approach.

     Our proximal analysis identifies proteins that physically interact with the disease gene product. As very few proteins work alone in the body, these partner proteins are likely to be involved in the normal biology of the disease gene. We carry out the screening in yeast cells, using methods which involve increasing stringency in order to eliminate false positive protein-protein interactions. We are also able to crossmatch the genes identified as partners of the first disease gene with additional population genomics data since they might be mutated in the same disease.

     Potential drug targets from upstream pathways include proteins that control the expression level of the disease gene (i.e., those gene products that are responsible for turning the disease gene on or off in particular tissues or under particular conditions). We plan to link the control region of newly identified disease genes to a "reporter" gene and establish precisely which region governs expression. DNA from this region will be used to retrieve specific binding proteins that are responsible for turning the disease on. Finally, we plan to perform gene expression analysis using Affymetrix GeneChip technology to validate our conclusions and to identify other genes which are regulated in tandem with the disease gene.

     Our downstream analysis is designed to uncover genes that are influenced by the overexpression, underexpression or misexpression of the disease gene. We have established efficient systems to turn a gene on or off in cells, as well as to express mutated versions revealed in the course of gene discovery. We employ DNA chip technology in our efforts to find genes whose expression patterns are altered by different scenarios of disease gene expression. Some of these genes may play a role together with the disease gene product in disrupting the normal biology and leading to disease.

DATABASE SERVICES

     The main focus of our database services will be first on the development and then on the operation of the deCODE Combined Data Processing system.

Description of the deCODE Combined Data Processing system

     We believe that the deCODE Combined Data Processing system will represent the first opportunity in the world to cross-reference genetic, phenotypic and genealogic data on a large scale. We intend to design it to enable users to pose specific queries to it through a software program, or query layer, which will process the request. With these tools, we expect users to be able to query the various data sets cross-referenced by the deCODE Combined Data Processing system. The users' interactions will be confined to the query layer; users will not have direct access to the data accessed by the deCODE Combined Data Processing system.

     We believe that the deCODE Combined Data Processing system will permit users to build more complete models of the interplay of genes, environment and disease than are currently available primarily as a result of the following:

     - the healthcare data contained in the Icelandic Health Sector Database will include not only basic disease diagnosis but also details of laboratory results, treatments and outcomes;

     - the Icelandic Health Sector Database will contain a population rather than the handpicked patient lists used in existing approaches; and

     - the Icelandic Health Sector Database will contain medical information collected over time.

     There are three sources of data for the deCODE Combined Data Processing system, which are as follows:

     Data from the Icelandic Healthcare System. Under the terms of the Icelandic Health Sector Database license we will be able to process medical information, environmental exposure information and resource use information from the Icelandic healthcare system. The key data sources include:

     - hospitals and ambulatory services;

     - primary healthcare centers;

     - private specialty clinics; and

     - hospital and private laboratory results.

     A computerized network of medical records will be organized in each participating healthcare institution. Information processed in the Icelandic Health Sector Database will take place in a manner designed to ensure that personal data remains non-personally identifiable. The type of healthcare data will include admission data, diagnostic work-up and results, diagnoses, treatment and operations for each patient visit, medical and social history, allergies, risk factor exposure, pharmaceutical treatment and outcomes.

     Genealogy Data. The deCODE Combined Data Processing system will access the same genealogy database that we use in our current discovery services.

     Genotypic Data. We plan to derive genotypes of consenting Icelanders who give us blood samples in accordance with applicable regulations and consent to have their genotypic data stored and cross-referenced with the Icelandic Health Sector Database.

     Our genealogy database is complete for our applications. We are in the early stages of development of the other two sources of data for the deCODE Combined Data Processing system.

The License

     On December 17, 1998, the Icelandic parliament passed the Icelandic Health Sector Database Act, or the Act, allowing the Ministry of Health and Social Security, or the Ministry, to grant an operating license to create and operate the Icelandic Health Sector Database. On January 22, 2000, the Ministry granted the Icelandic Health Sector Database license (the "License") to Islensk erf(LOGO)agreining ehf., our wholly-owned Icelandic subsidiary. The License, which has a term of twelve years, allows us to collect data from medical records of Icelandic healthcare institutions and self-employed health professionals, and to transfer such data in encrypted form into a centralized database containing non-personally identifiable information. It also permits us to cross-reference the Icelandic Health Sector Database data with genealogical data and genotypic data obtained through consent.

     The Act provides that patients may request at any time, by giving notice to the Icelandic Director General of Public Health, that information about them not be entered into the Icelandic Health Sector Database. As required by the Act, the Director General of Public Health has prepared forms for the giving of such notice and has distributed these forms to healthcare institutions and to the offices of self-employed health professionals.

     Pursuant to the terms of the License and the Act, before we can begin collecting information and transferring it into the Icelandic Health Sector Database, we must fulfill numerous conditions, such as paying fees and costs associated with the License and obtaining government approval of our privacy protection measures, and must enter into agreements with healthcare institutions and self-employed health professionals allowing us access to their medical records. Some medical professionals, including the board of directors of the Icelandic Medical Association, and the World Medical Association have opposed some aspects of the Icelandic Health Sector Database on ethical and privacy grounds. The Icelandic Medical Association presented its opposition to the Act before the World Medical Association Council Session in April of 1999. The World Medical Association publicly announced its support for the Icelandic Medical Association's opposition shortly thereafter. At its October 1999 annual general meeting, the Icelandic Medical Association adopted resolutions declaring its opposition to the Act based on ethical issues, which include doctor-patient confidentiality and privacy concerns. We do not believe that these views are representative of the Icelandic medical profession as a whole or that they will materially affect our ability to enter into such agreements. To date we have entered into 9 such agreements with health institutions. Once we have entered into the required agreements, an independent security expert must verify that our information systems and operating procedures comply with the data security requirements of the Icelandic Data Protection Authority, or the Authority, before we can process the data we obtain from these healthcare providers.

     In addition to the scrutiny of the Authority, we believe that our security system for the Icelandic Health Sector Database will benefit from the advice and monitoring of deCODE's Security Advisory Board of internationally renowned experts in the fields of computer security, data and privacy protection and security of healthcare informatics. We expect this board of experts to meet periodically to review any security issues we may encounter in our operations and in the development and operation of the Icelandic Health Sector Database and the deCODE Combined Data Processing system and to provide us with technical advice for solving such issues and maintaining or exceeding international best industry-practice standards.

HEALTHCARE INFORMATICS

     Physicians are routinely required to cross-reference specific details regarding their individual patients with their general knowledge of best medical practice in clinics and hospitals. We believe that one of the main challenges facing physicians today is how to deal with the vast and growing amount of medical knowledge. In addition, the number of medical tests ordered and drugs that patients take are leading to more information stored per patient. Some hospitals and clinics have begun to use information technology to help store patient records. However, the actual analysis and decision-making about diagnosis and treatment is still mostly carried out by the un-aided human mind of the physician combining general medical knowledge with specific patient data.

     While this approach has worked well in the past, we believe it is an increasingly difficult task which sometimes leads to delays in diagnosis and medical mistakes. The complexity of physicians' decision-making may increase in the future if genetics is integrated with the delivery of healthcare in the form of predictive testing and treatments tailor-made to individual patients.

     We believe that the "information load" on physicians will continue to grow as the genetic dimension of healthcare leads to risk prediction and a shift from generalized treatment guidelines to personalized care. This trend toward personalized healthcare presents the following three opportunities in healthcare informatics:

     - We will use the knowledge that we gain from our discovery programs and the deCODE Combined Data Processing system to provide medical decision-support systems necessary to deliver and interpret this increased volume of data to a variety of end-users.

     - We will use our experience in privacy protection in the deCODE Combined Data Processing system to meet the increased need for privacy solutions that will accompany the increased volume of personally sensitive healthcare information.

     - We will use our expertise in the gene and drug target discovery unit to develop and market bioinformatics tools.

     We also plan to pursue market opportunities for other software tools that we intend to develop during the design and construction of the Icelandic Health Sector Database and the deCODE Combined Data Processing system and that we have developed in our disease gene discovery efforts, including GeneMiner, DecodeGT and a comprehensive sample database.

OUR STRATEGY

     Our strategy is to use its population-based approach to transform genomic and healthcare data into products and services for the healthcare sector. The key elements of our strategy are as follows:

     Gene and Drug Target Discovery. We plan to pursue gene and drug target discovery and the characterization of genes that contribute to the causes of common diseases. In addition, we will use studies of gene expression and protein-protein interaction systems to define molecular pathways, which may contain drug targets. We will focus on diseases that have the potential to result in the discovery of new proteins and drug candidates. We will also seek to identify disease genes for the purpose of developing diagnostic products.

     Database Subscription and Consulting Services. We expect to build and operate the deCODE Combined Data Processing system, which is intended to process and cross-reference non-personally identifiable healthcare information on the Icelandic population (in the Icelandic Health Sector Database) with genealogy data and genetic data obtained through consent. In addition, we are developing new mathematical algorithms to extract further knowledge from the deCODE Combined Data Processing system. Services we plan to offer to future subscribers of the deCODE Combined Data Processing system will include principally gene discovery and drug target prioritization, pharmacogenomics, disease management and health management. We expect subscribers to include pharmaceutical companies, healthcare organizations, national health services and government agencies that will pay subscription fees and, in some cases, development milestones and a share of product revenues they generate as a result of using the database.

     Pharmacogenomics Partnerships. In collaboration with pharmaceutical companies, we intend to apply pharmacogenomics to understand differences in drug response among individuals. We believe that genomics will permit the identification of the genetic differences that cause people to respond differently to the same drugs and that, as a result, it will be possible to individualize the selection of drugs for patients. We believe that the integration of medical treatment and outcome information with genetic information will give us an advantage in the generation of pharmacogenomics information.

     Sale and Marketing of Healthcare Informatics Products. We plan to exploit market opportunities for software tools that we develop during the design and construction of the Icelandic Health Sector Database and the deCODE Combined Data Processing system and in our disease gene discovery efforts. Software tools that we have developed to date include GeneMiner, DecodeGT, an encryption system, and a comprehensive sample database. We expect to offer healthcare informatics services, such as medical decision-support systems and privacy solutions. The decision-support tools would, for example, be useful in areas such as medical record keeping and its standardization and in medical decision-making. We may provide specialized services to customers such as governmental agencies and medical institutions which will enable them to collect and process information in a standardized form. We intend to capitalize on our experience in the protection of privacy of medical and genetic data to market systems for the protection of privacy in healthcare. The customers for these services could include industry, public institutions and governments.

     Formation of Collaborations. We intend to seek corporate collaborations or joint ventures with pharmaceutical and biotechnology companies to provide research alliances, product development and commercialization for our gene and drug target discovery programs. We also plan to seek collaborators for the development and marketing of our database and healthcare informatics products and services.

PRODUCTS AND SERVICES

     Our current services and those under development can be classified into three categories, all of which are based on analyzing data from the Icelandic population using our proprietary bioinformatics tools: discovery services; database services; and healthcare informatics.

DISCOVERY SERVICES

Current Discovery Programs

     We have started gene discovery programs associated with over 40 common diseases, 12 of which are funded by Roche. The inheritance patterns of many common diseases are complex, indicating that the diseases are probably caused by mutations in multiple genes and/or through interactions between genes and environment. We believe that these diseases represent large market opportunities for therapeutic and diagnostic products because:

     - their causes are not fully understood;

     - current treatments are of limited effectiveness;

     - there are currently no approaches to tailor treatment to cause; and

     - large numbers of individuals are affected by these diseases.

     We expect the identification of disease genes to provide insights into the causes of common diseases and to help the development of highly specific diagnostic and therapeutic products, including small molecule products, recombinant proteins, gene therapy and antisense therapy. A brief description of several of our discovery programs follows.

     Autoimmune Diseases. We are currently studying several autoimmune diseases such as inflammatory bowel disease (Crohn's and ulcerative colitis), psoriasis, atopy and rheumatoid arthritis. All four are in large genome-wide linkage scans, and we have found the location of a novel psoriasis gene.

     - Psoriasis. Psoriasis is a chronic inflammatory disease that leads to disfiguring skin lesions and arthritis. We have completed a genome-wide linkage scan of Icelandic familial material and have confirmed linkage and association to a region of the genome that regulates immune response known as the MHC. Our genome-wide scan also identified a novel region of the genome that interacts with the MHC to cause psoriasis. Our second location represents the second gene mapped outside the MHC that fulfills the criteria for genome-wide significance. We are in the process of fine-mapping both gene locations.

     Cardiopulmonary Diseases. We are studying a variety of common diseases such as asthma, chronic obstructive pulmonary disease, myocardial infarction, peripheral vascular disease and stroke.

     - Peripheral arterial occlusive disease (PAOD). PAOD is a vascular disorder characterized by narrowing of the arteries of the arms and legs, and obstruction of the blood flow. PAOD strikes between 2% and 5% of people over the age of 65 worldwide and results in pain, diminished mobility, the need for invasive surgery, and, in extreme cases, gangrene and loss of the affected limbs. By conducting a genome-wide analysis of 1300 Icelandic PAOD patients and family members, deCODE researchers were able to identify a small section of a single chromosome that shows significant genetic linkage to the disease. The patients who participated in the study were carefully selected by collaborating surgeons from the Icelandic Society of Vascular Surgery working at Iceland's National University Hospital. All had undergone previous angiography that documented the nature and extent of vascular lesions, and most had undergone surgery to bypass blocked arteries. The study marks an important advance in identifying the genetic mechanisms contributing to PAOD. A target has also been identified through analysis of a gene which we have linked to PAOD. This achievement represents a research milestone with Roche.

     - Cerebrovascular disease (Stroke). Stroke represents diseases that directly or indirectly affect the blood vessels in the brain and cause central nervous system damage from either blockage of cerebral blood flow or rupture of an intracranial artery. It is the third leading cause of death. We have formed a research alliance with local physicians who care for a majority of the stroke patients diagnosed in Iceland. We have collected almost 2,000 DNA samples from informative families and genotyped most of them. Using our genealogical approach, we have mapped the location of one stroke gene that meets the criteria for genome-wide significance. This represents the first gene ever mapped for the common forms of stroke and for this achievement deCODE received a research milestone from Roche.

     Central Nervous System Diseases. We are studying the genetic basis for psychiatric and central nervous system diseases.

     - Alzheimer's Disease. Alzheimer's disease is the most common cause of dementia. We have carried out a genome-wide scan that included 1,200 Icelanders and mapped a gene that contributes to the occurrence of late-onset Alzheimer's disease. As a result of this discovery, we have achieved a research milestone in our collaboration with Roche.

     - Schizophrenia. Schizophrenia is a debilitating psychiatric disorder. We have carried out a genome-wide scan with the participation of 400 Icelandic schizophrenia patients and we have identified a gene linked to schizophrenia and two candidate disease genes. This accomplishment represents a research milestone in our collaboration with Roche.

     Metabolic and Other Diseases. We are studying the genetic basis for osteoarthritis, non-insulin-dependent diabetes, osteoporosis and endometriosis.

     - Osteoarthritis. Osteoarthritis is a degenerative disease of the joints. There are currently no known genes causing the common forms of osteoarthritis. We have mapped three genes linked to osteoarthritis. This accomplishment represents a research milestone in our collaboration with Roche. We are currently fine-mapping and sequencing these regions to search for the disease genes themselves.

     - Osteoporosis. Osteoporosis is a disorder of the bones characterized by the progressive thinning and weakening of bone tissue. It generally strikes people over the age of 50, and is four times more common in women than in men, making it one of the most challenging medical problems in women's health worldwide. We have mapped an osteoporosis gene to a small chromosomal region as a result of a genome-wide scan conducted with the participation of 139 Icelandic families, including more than 430 patients and 600 unaffected relatives. The discovery marks a major advance toward identifying one of the genes that, if present in a variant form, contribute to this important disease. For this we received a research milestone from Roche.

Collaborations

     Our strategy for pursuing business opportunities is to establish alliances with pharmaceutical companies, biotechnology firms and other healthcare institutions to perform research into the genetic basis of a given disease or group of diseases. Depending on the nature of each prospective business opportunity, we may conduct the research in return for one or more of the following: up-front equity investments; direct payments for research funding; payments upon the achievement of scientific milestones; shared or exclusive rights to diagnostics and therapeutics; and royalties on products that our collaborators market. In some instances, we may negotiate for access to our collaborators technologies, for example libraries of chemical compounds, to enhance our operations.

     F.Hoffmann-La Roche. In February 1998, we entered into a research collaboration and cross-license agreement with Roche to collaborate on the discovery of genetic variations which affect the cause of diseases for the purpose of developing new methods to diagnose diseases and obtain drug targets useful in drug discovery. The agreement provides for a steering committee, the membership of which is equally divided between the parties, to oversee the collaborative research programs. The agreement requires us to conduct research activities assigned by the steering committee and requires Roche to fund the collaborative gene discovery programs in twelve diseases, including four cardiovascular diseases, four psychiatric/neurologic diseases and four metabolic diseases, by making specified payments according to a payment schedule. Roche's obligation under the agreement to fund these programs will continue until February 1, 2003 provided that Roche elects to extend the research term of the agreement for the one-year period commencing on the fourth anniversary of the agreement. During the research term, neither party may terminate the agreement unless the other is in default. In addition to research funding payments, Roche is required to make payments to us upon the achievement of specified scientific development and marketing milestones. Under this agreement, we may receive approximately $70 million in research funding and more than $130 million in milestone payments that are linked to our progress in research efforts and commercialization. The milestone payments may include, with respect to each disease being researched, the payment of up to an aggregate of approximately $5.75 million for early discovery efforts and the confirmation of the first, second and third genes. Additional milestone payments are required in the event we confirm additional genes with respect to each of the diseases. For each therapeutic product, Roche is also required to make milestone payments of up to an aggregate of $7 million for regulatory filings and approvals. Milestone payments of up to $3 million are also required in connection with the commercial sale of diagnostic products. As of December 31, 2000, Roche has paid or owes us a total of approximately $52,425,000 million in research funding and milestone payments. The costs of the collaboration with Roche which we have incurred consist mainly of salaries, materials, equipment depreciation and other facilities costs. We estimate that these costs were $23.2 million in the year ended December 31, 2000, $21.9 million in 1999 and $12.7 million in 1998.

     The agreement gives Roche exclusive worldwide rights to develop and commercialize therapeutic and diagnostic products based on gene discoveries. Roche is required to pay us royalties on sales of any such products until the later of ten years from the first commercial sale or the last date on which the product is covered by a patent. We retained the exclusive, worldwide rights to develop and commercialize gene therapy and antisense products based on our gene discoveries and will be required to pay Roche royalties on sales of any such products. Because no products have yet been developed, we are unable to estimate the amount of royalties which we may receive or be required to pay under the agreement.

     In connection with the agreement, Roche Finance Ltd., or Roche Finance, an affiliate of Roche, purchased shares of our preferred stock and received an option to purchase additional shares at any time prior to the end of February 2001. Roche Finance also purchased warrants to buy shares of our preferred stock and received the right to purchase additional warrants if it exercised its option to acquire additional shares of preferred stock. These became warrants to purchase an equivalent amount of common stock upon the completion of our initial public offering. In April 2000, Roche Finance transferred these shares, warrants and options to an affiliate, SAPAC Corporation Ltd., or SAPAC. In June 2000, SAPAC exercised its option and purchased 555,556 shares of our preferred stock, which subsequently converted into an equivalent number of shares of common stock and a warrant to purchase 55,556 shares of our preferred stock, which currently allows for the purchase of the same number of shares of common stock.

     Pursuant to an agreement, we license our GeneMiner bioinformatic software product to Roche.

     In addition to the research collaboration with Roche, we have entered into the following collaborations:

     Partners HealthCare System, Inc. In May 2000, we entered into a strategic alliance agreement and crosswalk development agreement with Partners HealthCare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital and The Brigham and Women's Hospital, Inc. (collectively, "Partners") pursuant to which (a) we will fund research by investigators of Partners pursuant to sponsored research agreements and/or clinical trial agreements to be entered into from time to time, (b) we will collaborate with Partners on, and provide funding for, development of an information technology bridge, called the crosswalk, to facilitate studies with the deCODE Combined Data Processing system and Partners' Research Patient Data Registry and (c) we will develop and market, in consultation with Partners, new information technology products and services relating to the use of the crosswalk for future pharmaceutical and biotechnology applications. We do not believe that the amount of funding we have agreed to provide over the term of the agreements is material to us.

     The strategic alliance agreement provides that a steering committee, the membership of which is equally divided between the parties, will oversee the alliance (including the development of the crosswalk) and select the research projects and/or clinical trials that we will fund at Partners. We will have an exclusive option to acquire an exclusive license to any patents or copyrights developed under such sponsored research or clinical trial agreements on financial terms to be negotiated by the parties based on pre-determined criteria contained in the strategic alliance agreement. Each party has the right to use the crosswalk to facilitate studies with the databases for non-commercial internal research purposes. Each party also has the right to use the crosswalk to facilitate studies with such party's own database to conduct commercially sponsored research. Partners is required to pay us a royalty on revenue it receives from such use. In addition, we have the exclusive right to use the crosswalk to develop and market products and services, and we are obligated to pay Partners a royalty on revenue we receive from the sale of such products and services. Because we have not yet developed such products or services and Partners has not yet entered into any commercially sponsored research agreements, we cannot estimate the amount of royalties we may receive or be required to pay under the agreements.

     The agreements are for a three year term, which, in the case of the strategic alliance agreement, may be extended for an additional two year term by the mutual agreement of the parties and, in the case of the crosswalk development agreement, may be extended for an additional term to be agreed upon by the parties. The agreements may also be terminated by either party if the other party is in default. In addition, we may terminate the agreements under certain circumstances, including infeasibility of the alliance or if the alliance jeopardizes the mission or objectives of either party.

     Other Hospital and Physician Collaborations. We have entered into collaboration agreements and arrangements with the Icelandic Heart Association and several physician groups. The goal of these collaborations is the discovery of genetic factors which contribute to the genesis of certain disorders on which the various physician groups maintain patient information. These collaborators contribute data and/or other clinical information to the project, while we provide our expertise in molecular genetics and experimental design, as well as necessary equipment and research supplies. We are responsible for the reimbursement of all expenses related to the projects. In addition, if we sell the results of the project to a third party, we will make specified payments and pay a portion of any performance-based milestones and royalties we receive from these third parties to the physician groups. We have already sold the results of many of these projects to a third party, Roche. As a result, we have already paid approximately $5 million and, in addition, are obligated to pay approximately $4 million over the remaining terms of these agreements, in specified payments and milestone payments. We share the ability to make management decisions regarding the projects with these collaborators, and we jointly form executive or steering committees to monitor the projects. Our collaboration agreements with these collaborators normally continue for a term of no more than five years.

     To further facilitate our research projects and enable us to construct lists of patients with specific diseases, we have also entered into collaboration agreements and arrangements with two of the largest hospitals in Iceland, one of which was recently founded by merging the two formerly largest hospitals in Iceland. Under the terms of these agreements, the hospitals contribute research data, and surveillance committees that we jointly appoint with the hospitals monitor our projects. We are obligated to pay all the hospitals' out-of-pocket expenses incurred as a result of the collaboration. Our agreements with the hospitals will continue until terminated by the parties.

     We have also entered into agreements with 9 Icelandic health institutions as required by the Icelandic Health Sector Database Act and License in order to get data from those institutions into the Health Sector Database.

Pharmacogenomics

     In November 2000, we acquired Encode, a wholly owned subsidiary, which will focus on pharmacogenomics studies -- measuring the drug response according to individuals' genetic profiles -- and on conducting clinical trials for new and existing therapeutics. We plan to offer pharmacogenomic services to pharmaceutical and biotechnology companies. In this way, we believe that we will be able to assist pharmaceutical companies in tailoring drugs to specific parts of the patient population. Tailor-made drugs will better ensure both effectiveness and safety. In addition, genetic information may lead to faster and more successful clinical trials, which may result in cost savings. Pharmacogenomics may also enable pharmaceutical companies to explore the use of older chemical compounds which have been abandoned. Because the development cost of these compounds has already been incurred, the additional cost to bring these products to market may be reduced.

Cancer

     In November 2000, we founded deCODE Cancer ehf., a wholly-owned subsidiary that will incorporate and expand deCODE's cancer research. By creating a subsidiary with an exclusive focus on cancer, we believe that we will reinforce the ability of our researchers to continue to develop the particular skills and methods necessary for studying the complex biology involved in the study of cancer. deCODE Cancer will also enjoy the flexibility to develop special alliances, while at the same time continuing to leverage deCODE's resources for population genomics research.

Internal Programs

     We also plan to work on some diseases without partnering with pharmaceutical companies, and we are currently pursuing a number of disease projects independent of research sponsorships. In the event we complete any independent projects, we intend to pursue the commercial development of our gene and drug target discovery through the development and marketing of therapeutics and diagnostic products. We may do this by using our own resources to turn discoveries from our internal projects into therapeutic or diagnostic products and developing our own marketing capabilities, by licensing our discoveries to others who would be required to pay us royalties on sales of any products they develop using the results of our gene discovery programs or by entering into collaborative arrangements for the development and marketing of products from these programs.

DATABASE SERVICES

     The deCODE Combined Data Processing system is intended to allow users to ask questions about relationships between genetic and environmental data and disease. We believe the deCODE Combined Data Processing system may increase the utility of human genome sequence data by providing a medical and environmental context, which may facilitate the development of new products and services for healthcare.

Products

     Gene Discovery and Drug Target Prioritization. We expect pharmaceutical and biotechnology companies to use the deCODE Combined Data Processing system in gene discovery programs and drug target prioritization as a way of confirming their own provisional findings or providing an impetus for further research. We expect users to implement the deCODE Combined Data Processing system to search the human genome for gene mutations that are linked to the occurrence of a particular disease.

     Pharmacogenomics. We expect the deCODE Combined Data Processing system to improve understanding of how drug response can vary across a population due to underlying genetic differences. For example, a customer might search for a region of the genome that appears to be shared by patients with similar drug responses. Pharmacogenomic analysis with the deCODE Combined Data Processing system is therefore an opportunity for pharmaceutical companies to market products which more closely meet the needs of a diverse market.

     Disease Management. The deCODE Combined Data Processing system is positioned to provide new insights and help design disease management programs. By carefully analyzing clinical data and correlating such data with genetic factors, healthcare providers may develop programs that cover the lifespan of the disease, from preventive actions to determining the most appropriate treatments for each individual. For a healthcare provider, which is constantly making the cost/quality tradeoff, this is a unique way to design programs which optimize both cost and quality.

     Health Economics. We believe that a major trend in healthcare is the shift from managing disease towards maintaining individual health. Providers are under pressure to stop focusing on therapeutic areas in isolation and to begin considering an individual's risk of disease in general. In order to do this, providers will need to understand inter-relationships between different therapeutic areas and health indicators so that they can analyze the costs and benefits of various treatments or behavioral modifications. We believe that the deCODE Combined Data Processing system will naturally lend itself to this kind of analysis by processing data across the major therapeutic areas as well as information on well-being and lifestyle. For example, a customer may use the deCODE Combined Data Processing system to analyze a particular preventive measure known to reduce the risk of a target disease to see if that measure may increase the patient's risk of developing other diseases.

Customers

     We believe that the potential customer base for the deCODE Combined Data Processing system consists of members of the healthcare industry, including:

     - Pharmaceutical and Biotechnology Companies. Pharmaceutical and biotechnology companies may use the deCODE Combined Data Processing system in their gene discovery and pharmacogenomics programs.

     - Health Organizations. Healthcare providers, including health maintenance organizations, or HMOs, managed care groups and hospital groups may use the deCODE Combined Data Processing system to help them determine the most appropriate method of care for patients.

     - National Health Services and Government Agencies. National health services and government agencies may use the database to save money by determining the most effective allocation of resources.

     We anticipate that our customers will pay for access to the database by means of a fixed subscription plus, in the case of pharmaceutical and biotechnology companies, a share of any product revenues they generate as a result of using the database.

Collaborations

     During our development of the deCODE Combined Data Processing system, we intend to establish alliances with partners who can contribute to the creation of the deCODE Combined Data Processing system and the Icelandic Health Sector Database and complement our efforts. Potential areas of collaboration include access to comparable data from populations outside Iceland, assistance from potential users with the design of products and technical expertise from vendors or consultants. We anticipate that any partner would contribute to funding of the development of the deCODE Combined Data Processing system.

HEALTHCARE INFORMATICS

     We have identified three product opportunities in healthcare informatics to leverage capabilities derived from our gene discovery and database operations.

Products

     Bioinformatics. To aid in our gene and drug target discovery work, we have developed numerous proprietary bioinformatics tools for genealogy analysis, project management, gene mapping, physical mapping, and gene identification which we hope to commercialize as independent products.

     A description of these tools is illustrated below:

TYPE                                               DESCRIPTION
----                                               -----------
Genealogy tools:           - Clustering algorithms are used to compare lists of
                           patients with the genealogy database to determine relevant patient relationships.
                           - Special datamining algorithms are used to determine the
                           genetic component of traits.
Project management tools:  - Our sample manager is used to track blood and DNA samples that have arrived in the laboratory, throughout the
                             discovery process.
                           - Our project manager is used to keep track of all patient blood samples, DNA samples, pedigrees, and medical
                             information in research projects.
Genotyping tools:          - Our genotype viewer automates the fractionation of data
                           according to quality, decreasing the amount of labor.
                           - The marker manager manages large genetic marker sets
                           collated in the laboratory and is used to view and define
                             maps for statistical analysis.
                           - Our genotype manager manages the imports and exports of
                           the genotypes for a given set of patients and markers.
                           - The Observer is a quality control tool for genotyping and sequencing facilities.
Statistical tools:         - The Allegro linkage analysis program has computational
                           power which is one to two orders of magnitude more efficient than previously developed statistical analysis programs
                             known in the public domain.
Physical mapping tools:    - Our software automates the process of reading physical
                           mapping hybridization data through image analysis and uses data-mining tools that combine multiple data sources.
Gene discovery tools:      - GeneMiner is used to discover new genes through the use of sequence information alone; it analyzes up to a million base pairs of sequence; its graphical interface allows user
                             annotation; and it permits integration of third party
                             information. Its main features are: exon prediction,
                             clustered Blast analysis, splice variant analysis, 2D
                             structure prediction, protein family analysis, species
                             homology and ontology analysis (human, mouse etc.), SNP
                             classification, polymorphism mutation detection and
                             patient/control analysis.

     Privacy Protection. We have developed expertise in encryption mechanisms and security management to fulfill the Icelandic Data Protection Authority's requirements. For example, our encryption tools provide for privacy of blood samples that enter our laboratory. We believe that the opportunity to commercialize this expertise will grow as the healthcare industry seeks to take advantage of the benefits that information technology offers to manage complex healthcare data while maintaining patient confidentiality.

     Medical Decision-Support Software. In deciding how to treat patients, physicians are routinely required to make the appropriate link between the specific details regarding patients and their general knowledge of best medical practice. One of the main challenges facing physicians today is how to deal with the vast and growing amount of information about best medical practice and the specific circumstances of their patients. Medical decision-support software provides computer-based assistance to physicians in assimilating and using available information. We expect to offer products which will include ways of combining medical knowledge with patient information such as symptoms and test results to assist physicians in determining diagnosis and treatment while addressing patients' concerns about the confidentiality of their personal medical data.

Customers

     Bioinformatics. We believe that the customers for our bioinformatics tools will mainly consist of pharmaceutical and biotechnology companies. However, we also expect to attract customers in other areas of the healthcare industry. These customers will use our tools to aid in their gene and drug target discovery programs.

     Privacy Products. We believe that privacy products can potentially be sold to any company handling sensitive data about individual persons, whether or not the data are healthcare-related. However, pharmaceutical companies, healthcare providers and payors with substantial quantities of individual data protected by privacy restrictions will serve as our primary target. One such opportunity is to develop a secure Internet environment for government agencies collecting nation-wide patient data from mobile field staff. Other opportunities relate to developing and supporting medical decision-support services and enabling secure remote access by patients, physicians and other users or to a distributed network.

     Medical Decision-Support Software. Products and services in the field of decision support have a broad potential customer base in the healthcare industry. Our initial focus will be on healthcare providers, government agencies, physicians and HMOs, all of whom use support tools that capture and analyze patient data to assist them in healthcare decision-making.

RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses were $45,742,081 in the year ended December 31, 2000, $33,213,557 in 1999 and $19,282,364 in 1998. Of these amounts, we estimate that $23.2 million in the year ended December 31, 2000, $21.9 million in 1999 and $12.7 million in 1998 were customer sponsored research activities.

PATENTS AND PROPRIETARY RIGHTS

     We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights protections are an essential element of our business. We currently rely on patents, trade secret law and contractual non-disclosure and confidentiality arrangements to protect our proprietary information. We intend to seek patent protection in the United States and other jurisdictions to protect technology, inventions and improvements to inventions that are commercially important to the development of our business, including genes we discover, mutations of genes and related processes and inventions, technologies which may be used to discover and characterize genes, and therapeutic and diagnostic processes and other inventions based on these genes. To date, we have two U.S. patents, one European patent and have filed 18 patent applications for our inventions in the United States. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to develop databases and healthcare informatics products and services.

     We have obtained an exclusive license from The Beth Israel Deaconess Medical Center, or Beth Israel, in Boston, Massachusetts to develop and commercialize therapeutic and diagnostic products anywhere in the world based on Beth Israel's interest in patents and know-how relating to the linkage between a particular segment of DNA and multiple sclerosis. The license under the patents will expire upon the expiration of the last patent to expire and thereafter the license to the know-how will be perpetual. Under the terms of the agreement, we are obligated to pay license fees and other payments upon the achievement of specified milestones. We are also obligated to pay royalties to Beth Israel on the sales of products that may result from the licensed technology. We do not believe that payments under our agreement with Beth Israel will be material to us.

COMPETITION

     We face, and will continue to face, intense competition in our gene discovery programs from organizations such as major pharmaceutical companies, specialized biotechnology firms, pharmacogenomics compa-nies, universities and other research institutions, the Human Genome Project and other government-sponsored entities. A number of entities are attempting to rapidly identify and patent genes responsible for causing diseases or an increased susceptibility to diseases and to develop products based on these discoveries.

     Competition is also intense in the healthcare informatics and database areas. Many companies are focusing on medical record systems and cost-oriented patient databases as well databases containing genomic information.

     Many of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. These competitors may discover, characterize or develop important genes, drug targets or drug leads before we or our collaborators do or may obtain regulatory approvals of their drugs more rapidly than we or our collaborators do. They may develop healthcare informatics and database products before we do or which are technically superior to ours or prove to be more useful to our potential customers.

     Developments by others may render pharmaceutical product candidates or technologies that we or our collaborators develop obsolete or non-competitive. Any product candidate that we or our collaborators successfully develop may compete with existing therapies that have long histories of safe and effective use.

     Our competitors may obtain patent protection or other intellectual property rights that could limit our rights, or our customers' ability, to use our technologies, healthcare informatics products or databases, or commercialize therapeutic or diagnostics products. In addition, we face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology.

     Our ability to compete successfully will depend, in part, on our ability, and that of our collaborators, to:

     - develop proprietary products;

     - develop and maintain products that reach the market first, and are technologically superior to and more cost effective than other products on the market;

     - obtain patent or other proprietary protection for our products and technologies;

     - attract and retain scientific and product development personnel;

     - obtain required regulatory approvals; and

     - manufacture, market and sell products that we develop.

GOVERNMENT REGULATION

     Regulation by governmental authorities will be a significant factor in our ongoing research and development activities and in our proposed business relating to the deCODE Combined Data Processing system. In addition, the development, production and marketing of any pharmaceutical products which we or a partner may develop is subject to regulation by governmental authorities.

THE ICELANDIC HEALTH SECTOR DATABASE LICENSE

     The deCODE Combined Data Processing system and the Icelandic Health Sector Database are subject to applicable Icelandic law. The Icelandic Health Sector Database will be developed and operated pursuant to a License from the Ministry and will be subject to the Act, the regulations promulgated under the Act, the License and an agreement between the licensee and the Ministry, all of which impose numerous requirements on our activities.

     As required by the License, concurrently with the issuance of the License, we, through our Icelandic subsidiary, entered into an agreement with the Ministry. This agreement provides that we must pay the Icelandic government a fixed annual fee for the license of 70 million Icelandic kronas (approximately $815,000 as of March 2001) and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic kronas per year. The agreement also provides that our rights to the Icelandic Health Sector Database will be transferred to the Ministry on the expiration or termination of the license.

     The license and the agreement under which we received the license also require us to:

     - pay the costs that the health institutions incur (including the costs of medical record software) in connection with the entering of data from medical records before transfer to the Icelandic Health Sector Database;

     - financially segregate the operation of the Icelandic Health Sector Database from our other activities by maintaining a separate operating unit and separate accounts for Icelandic Health Sector Database operations;

     - pay the costs of the governmental agencies which monitor our Icelandic Health Sector Database activities;

     - indemnify and agree not to sue the Icelandic government for any liability resulting from the passage of the legislation on the Icelandic Health Sector Database and its operation and/or the issuance of the Icelandic Health Sector Database license; and

     - observe international bioethics rules.

     The License prohibits us from, among other things:

     - abusing our position by charging unreasonable fees, refusing business to our competitors or discriminating among customers by imposing discriminatory or other onerous business terms on our customers; or

     - assigning or pledging our rights in the license.

     The Act places a number of duties on us, as the Icelandic Health Sector Database licensee, and imposes a number of conditions on the License. The Act prohibits us from allowing direct access to the Icelandic Health Sector Database and requires us keep the Icelandic Health Sector Database and processing of the database in Iceland. Our database employees and contractors must sign an irrevocable confidentiality oath prior to commencing employment or performing services on our behalf. At the expiration of the License, we are required to ensure that the Ministry or a party entrusted by the Ministry will receive, without payment of consideration, intellectual property rights necessary for the creation and operation of the database for public health purposes and for scientific research.

     The License may be revoked if we or our employees violate the terms of the Act, if we fail to fulfill the conditions of the License or if we become unable to operate the Icelandic Health Sector Database. If we or our employees or any person assigned to process data violate the provisions of the Act or applicable regulations with regard to confidentiality, the license requires us to compensate any persons to whom the data relate for financial loss which the violation causes. If results obtained from cross-referencing data in the deCODE Combined Data Processing system prove to be personally identifiable, the Data Protection Authority may, among other actions, order the destruction of such results in their entirety or in part or revoke its approval of the procedures and work processes applied by us to ensure privacy of the Icelandic Health Sector Database data.

     The License will be reviewed by the Ministry no later than October 1, 2008. During the course of the review, we and the Ministry will enter into discussions for the renewal of the License after its expiration in 2012 provided that we continue to meet the requirements of all applicable laws and regulations. The Ministry may also review the License from time to time following our request, on its own initiative or if the License contravenes any applicable laws or regulations.

     Our creation and operation of the Icelandic Health Sector Database and the deCODE Combined Data Processing system will involve oversight by the Ministry, with the assistance of an Icelandic Health Sector Database Monitoring Committee, an Interdisciplinary Ethics Committee, the Bioethics Committee of Iceland and the Data Protection Authority of Iceland. These bodies will help to ensure our compliance with applicable laws and regulations.

     The Monitoring Committee consists of three members which the Minister of Health and Social Security appoints. The Monitoring Committee will ensure that the licensee complies with the Act and applicable regulations by monitoring negotiations and agreements for the transfer of data and reporting any events of noncompliance with the Act to the Ministry. The Monitoring Committee is charged with protecting the interests of the public health authorities, health institutions, self-employed health service workers and scientists in the process of making agreements between us and those parties.

     The Interdisciplinary Ethics Committee will review query types and monitor research projects for compliance with internationally accepted ethical standards for scientific research involving human beings. The Ministry appoints members of the Interdisciplinary Ethics Committee which may halt any query or research project deemed by the committee to violate such standards.

     The Bioethics Committee of Iceland is a standing committee that oversees scientific research relating to human beings in Iceland. It has no direct supervisory function over our Icelandic Health Sector Database license but will provide ethical advice to the Monitoring Committee based upon quarterly reports containing lists of queries and patient data submitted to the Icelandic Health Sector Database. The Ministry appoints the members of the committee.

     Members of the Data Protection Authority (the "Authority") which is responsible for overseeing rights of privacy and data protection in Iceland. The Minister of Justice appoints the board members of the Authority. The Authority establishes the technology, security and organizational terms with which we must comply in the development of the Icelandic Health Sector Database pursuant to the License. The Authority may periodically review such terms in light of new technologies, experience or change of circumstances, and we will be required to comply with the revised data protection terms within the deadline established by the Authority. The Authority will monitor the security of the collection, use and access to patients' information and may intervene to prevent breaches of such security. The Authority will ensure that we comply with the privacy laws applicable in Iceland and will administer the access limitations to data and encryption methodology used for the Icelandic Health Sector Database.

PHARMACEUTICAL PRODUCTS

     Our success will depend, in part, on the development and marketing of products based on our research and development. Strict regulatory controls on the clinical testing, manufacture, labelling, supply and marketing of the products will influence our ability and our partners' ability to successfully manufacture and market therapeutic or diagnostic products. Most countries require a company to obtain and maintain regulatory approval for a product from the relevant regulatory authority to enable the product to be marketed. Obtaining regulatory approval and complying with appropriate statutes and regulations is time-consuming and requires the expenditure of substantial resources.

     Most European countries and the United States have very high standards of technical appraisal and consequently, in most cases, a lengthy approval process for pharmaceutical products. The regulatory approval processes, which usually include pre-clinical and clinical studies, as well as post-marketing surveillance to establish a compound's safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies is susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in drug approval policies in applicable jurisdictions. There can be no assurance that we or our collaborative customers will obtain regulatory approval for any drugs or diagnostic products developed as the result of our gene discovery programs.

     Because many of the products which may result from our research and development programs are likely to involve the application of new technologies, various governmental regulatory authorities may subject such products to a greater degree of review. As a result, regulatory approvals for such products may require more time than for products using more conventional technologies. In addition, ethical concerns about the use of genetic predisposition testing, and in particular about the risk that such testing could lead to discrimination by insurance providers or employers, may lead to poor market acceptance or to regulatory controls that would adversely affect the development of or demand for diagnostic products based on our research.

ENVIRONMENTAL

     Our research facilities and laboratory are located in Reykjavik, Iceland. We operate under applicable Icelandic and European Union laws and standards, with which we believe that we comply, relating to environmental, hazardous materials and other safety matters. Our research and manufacturing activities involve the generation, use and disposal of hazardous materials and wastes, including various chemicals and radioactive compounds. These activities are subject to standards prescribed by Iceland and the EU. We do not believe that compliance with these laws and standards will have any material effect upon our capital expenditures, earnings or competitive position, nor that we will have any material capital expenditures for environmental control facilities for the remainder of this fiscal year or any succeeding fiscal year.

EMPLOYEES

     As of December 31, 2000, we had approximately 445 employees, of whom approximately 400 were employed full-time, 70 held Ph.D. or M.D. degrees and approximately 220 held college degrees. 380 employees were engaged in, or directly supported, research and development activities, of whom 260 worked within the laboratory facilities and 120 held positions associated with the development of informatics. 45 employees were engaged in finance, administrative support and facilities management, and about 20 were engaged in other support functions such as Business Development, Legal, Communications, Human Resources and Clinical Collaboration. In addition, we utilized part-time employees and outside contractors and consultants as needed and plan to continue to do so. We anticipate continuing growth in recruitment in 2001.

     We have entered into individual employment contracts with our employees in accordance with standard Icelandic hiring practices. We believe that the relationship with our employees is good. Furthermore, to help protect our proprietary know-how and data, each employee must agree not to disclose any trade secret or confidential information without our prior consent. Employees also assign to us all patent rights and technical information which they develop during employment.

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially due to a number of factors, including those set forth in this section and elsewhere in this Form 10-K. These factors include, but are not limited to, the risks set forth below.

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

DATABASE SERVICES

     We received the License to create and operate the Icelandic Health Sector Database in January 2000, and accordingly, are at the early stages of its development. The collection of genotypic data, which is another integral part of the deCODE Combined Data Processing system, is also in the early stages of development. We expect that it will take several years before we have fully developed the deCODE Combined Data Processing system. We are presently devoting substantial resources to the development of the deCODE Combined Data Processing system and its components. We plan to continue to devote substantial resources to this development for the foreseeable future. We cannot be sure that the deCODE Combined Data Processing system will result in marketable products or services. Our intended method for cross-referencing genealogical, genotypic and healthcare data is central to the development of the deCODE Combined Data Processing system and is unproven. The success of our database services is contingent upon:

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

HEALTHCARE INFORMATICS

     Our bioinformatics and privacy protection products have, to date, been tested only in connection with our own use of them and they may not meet the needs of potential customers. We are at a very early stage of development of our medical decision-support systems for healthcare providers, and we have generated no revenues from sales or licenses of bioinformatics, decision-support, or privacy protection products. To date we have not produced any decision-support tools and there can be no assurance that we can successfully develop or commercialize medical decision-support systems or that there will be a market for our bioinformatics, decision-support or privacy protection products for healthcare delivery.

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

     We incurred net losses of $31,118,503 for the year ended December 31, 2000, and $23,788,447 for the year ended December 31, 1999. As of December 31, 2000, we had an accumulated deficit of $110,753,700. To date, we have never generated a profit and we have not generated any significant revenues except for payments received in connection with our research collaboration with Roche and interest revenues. The development of our technologies will require substantial increases in expenditures over the next several years. In addition, we expect to spend more in connection with our internal research programs and the preparation of the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. As a result, we expect to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of operating losses is greater than we currently anticipate, we may not be able to continue our operations.

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

     Our approach to gene identification and the development and maintenance of genotype data, the Icelandic Health Sector Database and the deCODE Combined Data Processing system depend on the goodwill and cooperation of the Icelandic population, including the Icelandic government and the healthcare system. Our development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database or healthcare providers attempt to prevent us from having access to medical records of their patients. Individuals may opt-out of having their records included in the Icelandic Health Sector Database. As of December 31, 2000 approximately 7% of the population has exercised this right. Some doctors practicing in Iceland have expressed opposition to the Icelandic Health Sector Database and may attempt to withhold their patients' data from inclusion in such database or encourage their patients to exercise their opt-out rights. Our development of genotype data and our cross-referencing through the deCODE Combined Data Processing system of that data with information about the manifestations of disease, which are known as phenotypes, in the Icelandic Health Sector Database require that a substantial portion of the Icelandic population provide us with blood samples for genotyping and consent to the use of their DNA to cross-reference molecular genetics data with the Icelandic Health Sector Database. To date, between eighty and ninety percent of individuals that we have asked to participate in our research projects have done so. Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in our programs could diminish our ability to develop and market information based on the use of genotypic data.

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

OUR CREATION AND OPERATION OF THE ICELANDIC HEALTH SECTOR DATABASE IS BASED UPON THE LICENSE FROM THE ICELANDIC MINISTRY OF HEALTH AND SOCIAL SECURITY AND IS SUBJECT TO GOVERNMENT SUPERVISION AND REGULATION, WHICH MAY MAKE OUR DEVELOPMENT OF DATABASE PRODUCTS MORE EXPENSIVE AND TIME-CONSUMING THAN WE ANTICIPATED

     We may construct the Icelandic Health Sector Database and cross-reference it with our genealogical and genetic data, through the deCODE Combined Data Processing system, only in accordance with the stipulations of the License which the Ministry granted us pursuant to the Act. The License permits the processing of healthcare data from healthcare records and other relevant data into the Icelandic Health Sector Database. The Monitoring Committee, the Data Protection Authority of Iceland, or the Authority, and an Interdisciplinary Ethics Committee will supervise our construction and operation of the Icelandic Health Sector Database. These committees report to the Ministry. In addition, the Icelandic Bioethics Committee will review our operation of the Icelandic Health Sector Database. The Ministry may withdraw our License in the event that we violate the terms and conditions of the License, the Act or its rules. In addition, the Icelandic parliament could amend the Act in ways which would adversely affect our ability to develop or market the Icelandic Health Sector Database and, consequently, the deCODE Combined Data Processing system. Because the Icelandic parliament and government recently adopted the Act and its rules, there is no precedent interpreting the Act or the rules.

     In preparing the Icelandic Health Sector Database, we must comply with the Authority's technical requirements. These technical requirements cover areas such as data encryption and privacy protection. The Authority may review these requirements from time to time and may require greater technical capabilities than we currently have. Compliance with these requirements can be expensive and time-consuming and may delay the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system or make such development more expensive than we anticipated. In addition, the agencies imposing these requirements will evaluate our compliance efforts. We cannot control the time required for this evaluation, and accordingly, the evaluation process may lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

     The Interdisciplinary Ethics Committee has the power to withdraw permission for any type of research program in the Icelandic Health Sector Database not conducted in accordance with international rules of bioethics.

     At the expiration of the License, we are required to ensure that the Ministry or its designee will receive, without payment of consideration, intellectual property rights necessary for the creation and operation of the database for public health purposes and for scientific research.

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

     - we have agreed that if the Icelandic State, by a final judgment, is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or issuance of the Icelandic Health Sector Database license, we will indemnify it against all damages and costs in connection with the litigation; and

     - we have agreed to compensate any third parties with whom the Icelandic government negotiates a settlement of liability claims arising from the legislation on the Icelandic Health Sector Database and/or the issuance of the License, provided that the Icelandic government demonstrates that it was justified in agreeing to make payments pursuant to the settlement.

IF WE ARE NOT ABLE TO ENTER INTO AGREEMENTS WITH MORE ICELANDIC HEALTH INSTITUTIONS, AS THE ICELANDIC HEALTH SECTOR DATABASE LICENSE REQUIRES, IN ORDER TO COLLECT DATA FROM THE INSTITUTIONS, WE WILL NOT BE ABLE TO CONSTRUCT AND OPERATE THE ICELANDIC HEALTH SECTOR DATABASE

     The License requires us to enter into agreements with Icelandic health institutions and self-employed health service professionals regarding access to and the processing of information from medical records. To date we have only entered into such agreements with 9 Icelandic health institutions. We cannot be certain that we will be able to enter into such agreements with a sufficient number of health institutions as the operations of the Icelandic Health Sector Database will require. Neither can we be certain that such agreements will be on terms favorable to us. Some doctors practicing in Iceland have expressed opposition to the Icelandic Health Sector Database and it is possible that those who have private practices and as such have authority to enter into agreements with us may refuse to do so or those who are employed by health institutions may encourage the institutions to refuse to do so. We cannot be certain that individuals within health institutions will adhere to the requirements of such agreements. The Icelandic Medical Association is currently publicly opposing some aspects of the way in which the Icelandic Health Sector Database will be created. Our inability to enter into additional such agreements on favorable terms or in a timely manner, or to obtain others' compliance with the terms of such agreements, could have a material adverse effect on our ability to construct and operate the Icelandic Health Sector Database.

IF WE CANNOT OBTAIN AN EXTENSION OF THE TERM OF THE ICELANDIC HEALTH SECTOR DATABASE LICENSE BEYOND ITS EXPIRATION DATE IN JANUARY 2012, WE WILL NOT BE ABLE TO OPERATE OR DERIVE RESOURCES FROM THE ICELANDIC HEALTH SECTOR DATABASE OR THE DECODE COMBINED DATA PROCESSING SYSTEM AFTER THAT DATE

     Even if we are successful in creating and marketing the Icelandic Health Sector Database and the deCODE Combined Data Processing system, the License will expire in January 2012 unless we are able to obtain an extension. There is no assurance that we will obtain further access rights on favorable terms, if at all. Our negotiations with healthcare institutions, the process of genotyping and the development of database infrastructure, among other factors, will determine when we can begin marketing the deCODE Combined Data Processing system. We expect that the Icelandic Health Sector Database and the deCODE Combined Data Processing system will not be fully operational for up to four years. The License will be subject to a review in 2008, and at that time, in accordance with an agreement we entered into with the Ministry simultaneously with the granting of the License, we and the Ministry will enter into discussions on renewal of the License at the end of the term. The Ministry might not renew the License in 2012 and we cannot guarantee any renewal.

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES

     Our strategy for deriving revenues from the discovery of genes and the development of products based upon our discoveries depends upon the formation of research collaborations and licensing arrangements with several partners at the same time. We currently have only two substantial collaborative relationships. To succeed, we will have to maintain these relationships and establish additional collaborations. We cannot be sure that we will be able to establish the additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology, that any future collaborations or licensing arrangements will be on terms favorable to us, or that current or future collaborations or licensing arrangements ultimately will be successful. If we are not able to manage multiple collaborations successfully, our programs will suffer.

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

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY

     Currently we do not expect to develop or market pharmaceutical products on our own. As a result, we will be dependent on collaborators for the pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products that result from our technology. Our agreements with pharmaceutical collaborators or collaborators for gene research projects will typically allow them significant discretion in electing whether to pursue such activities. We cannot control the amount and timing of resources collaborators will devote to our programs or potential products. Our collaborations may have the effect of limiting the areas of research that we may pursue either alone or with others.

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

     The Icelandic parliament's passage of the Act and the Ministry's granting of the License have raised ethical and privacy concerns in Iceland and internationally among healthcare professionals and others including the Icelandic Medical Association and the World Medical Association. Ethical and privacy concerns about the development and use of the Icelandic Health Sector Database and the deCODE Combined Data Processing system may lead to litigation in U.S., Icelandic or other national courts, or in international courts such as the European Court of Human Rights in Strasbourg (e.g., on the basis of an alleged breach of the patient-doctor confidential relationship, constitutional privacy issues, international conventions dealing with protection of privacy issues or human rights conventions). The results of such litigation could have a material adverse affect on our ability to construct and operate the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

CERTAIN PARTIES HAVE ANNOUNCED AN INTENTION TO INSTITUTE LITIGATION TESTING THE CONSTITUTIONALITY OF THE ACT, WHICH COULD DELAY OR PREVENT US FROM DEVELOPING AND OPERATING THE ICELANDIC HEALTH SECTOR DATABASE AND THE DECODE COMBINED DATA PROCESSING SYSTEM

     In February 2000, an organization known as The Association of Icelanders for Ethics in Science and Medicine, or Mannvernd, and a group of physicians and other citizens issued a press release announcing their intention to file lawsuits against the State of Iceland and any other relevant parties, including us, to test the constitutionality of the Act. According to the press release, the intended lawsuit will allege that the Act and the License involve human rights violations and will challenge the validity of provisions of the Act which allow the use of presumed consent for the processing of health data into the Icelandic Health Sector Database and the grant of a License to operate a single database. To date no such suit has been brought against us or the State of Iceland to that effect by Mannvernd or any other party. We believe that any such litigation would be without merit and intend to defend vigorously any such action in which we become a party. However, in the event that the Icelandic State by a final judgment is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or the issuance of the License, our agreement with the Ministry requires us to indemnify the Icelandic State against all damages and costs incurred in connection with such litigation. In addition, the pendency of such litigation could lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing System, and an unfavorable outcome would prevent us from developing and operating the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

IF WE FAIL TO PROTECT CONFIDENTIAL DATA ADEQUATELY, WE COULD INCUR LIABILITY OR LOSE OUR LICENSE

     The Act and the License require us to encrypt all patient data and to take other actions to ensure confidentiality of data included in the Icelandic Health Sector Database and restrict access to it. We are developing the Icelandic Health Sector Database according to the Authority's technology, security and organizational terms. The Authority may periodically review and amend such terms in light of new technology or change of circumstances. We must comply with any such revised data protection terms within a deadline which the Authority may establish when it revises the terms. Although, to date, one expert in this field has criticized the security terms, we believe that they are, and will continue to be, in line with international best industry-practice standards. In addition, the customers for other products we may develop may impose confidentiality requirements. Accidental disclosures of confidential data may result from technical failures in encryption technology or from human error by our employees or those of our customers or collaborators. Any failure to comply fully with all confidentiality requirements could lead to liability for damages incurred by individuals whose privacy is violated, the loss of the License, the loss of our customers and reputation and the loss of the goodwill and cooperation of the Icelandic population including healthcare professionals.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH ESTABLISHED COMPANIES AND GOVERNMENT AGENCIES IN THE FIELD OF DATABASE SERVICES

     Others are currently developing or marketing a number of databases to assist participants in the healthcare industry and academic researchers in the management and analysis of their own genomic data and data available in the public domain. Although we believe that our existing genealogy database and our License provide us with a unique opportunity to cross-reference databases that include genetic makeup, genealogy, medical history, disease symptoms, resource use and treatment outcomes, we cannot be sure that any of the databases that we create will achieve greater market acceptance than those of our competitors. We plan to grant limited Internet access to our genealogy data to the Icelandic public for non-business use. Although our genealogy data will be restricted both by technical and legal means, it is possible that this Internet access will in some way facilitate the construction of similar databases intended for commercial purposes.

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

     Iceland is a member of the European Free Trade Association, or EFTA, together with Norway, Switzerland and Liechtenstein. Through this membership, Iceland has become a part of the EEA which was created by the EEA agreement between EFTA and the European Union, or EU. The EEA agreement extends the EU internal market and its regulations to EFTA countries that adopt certain EU legislation. Accordingly, Iceland is subject to both EFTA and EU competition and public procurement rules. A determination that the Act or our License is in breach of such rules could result in a revocation or dilution of the License for the Icelandic Health Sector Database and could have a negative impact on the profitability and marketing potential of the deCODE Combined Data Processing system.

OTHERS MAY CLAIM INTELLECTUAL PROPERTY RIGHTS TO OUR GENEALOGY DATABASE, WHICH COULD PREVENT US FROM USING SOME OR ALL OF OUR DATABASE AND IMPAIR OUR ABILITY TO DERIVE REVENUES FROM OUR DATABASE AND GENE DISCOVERY SERVICES

     We are aware that there are other firms and individuals who have prepared, or are currently preparing, genealogy databases similar to the one we have developed. If any parties should successfully claim that the creation or use of any of our databases infringes upon their intellectual property rights, it could have a material adverse effect on our business. Two parties alleging to hold copyrights to approximately 100 Icelandic genealogy books have filed a copyright infringement suit against us in Iceland claiming that we have used data from these books in the creation of our genealogy database, in violation of their rights. The claimants seek a declaratory judgment to prevent our use of the database and monetary damages in the amount of approximately 616,000,000 Icelandic kronas, or approximately $7,200,000 (as of March, 2001). We believe that this suit is without merit and intend to defend it vigorously, but if it were successful it could have a material adverse effect on our database and gene discovery services.

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

     If expressed sequence tags, single nucleotide polymorphisms, or SNPs, or other sequence information become publicly available before we apply for patent protection on a corresponding full-length or partial gene, our ability to obtain patent protection for those genes or gene sequences could be adversely affected. In addition, other parties are attempting to rapidly identify and characterize genes through the use of gene expression analysis and other technologies. If any patents are issued to other parties on these partial or full-length genes or gene products or uses for such genes or gene products, the risk increases that the sale of our or our collaborators' potential products or processes may give rise to claims of patent infringement. The amount of supportive data required for issuance of patents for human therapeutics is highly uncertain. If more data than we have available is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Even with supportive data, the ability to obtain patents is uncertain in view of evolving examination guidelines, such as the utility and written description guidelines that the U.S. Patent and Trademark Office has adopted.

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

CHANGES IN OUTSOURCING TRENDS IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COULD ADVERSELY AFFECT OUR GROWTH

     Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to outsource from organizations like ours to conduct genetic research, clinical research and sales and marketing projects. Some industry commentators believe that the rate of growth of outsourcing will trend downward. If these industries reduce their present tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. Recently, we also believe we have been negatively impacted by pending mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If further regulatory cost containment efforts limit the profits which can be derived on new drugs, our customers may reduce their research and development spending which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

SOME PARTS OF OUR PRODUCT DEVELOPMENT SERVICES CREATE A RISK OF LIABILITY FROM CLINICAL TRIAL PARTICIPANTS AND THE PARTIES WITH WHOM WE CONTRACT

     We, through Encode, contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Its services include supervising clinical trials, data and laboratory analysis, patient recruitment and other services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as monitoring clinical trials, adherence to good clinical practice and laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. In such case these events would create a risk of liability to us from the drug companies with whom we contract or the study participants.

     Encode also contracts with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of patients or volunteers, particularly to patients with life-threatening illnesses, resulting from adverse reactions to the test drugs. It is possible third parties could claim that we should be held liable for losses arising from any deficiencies in professional conduct of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. Nonetheless, it is possible we could be found liable for such losses.

     In addition to supervising tests or performing laboratory analysis, Encode will also engage in Phase I clinical trials. We also could be liable for the general risks associated with the conducting of such trials. These risks include, but are not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the unprofessional practice of Phase I medical care providers.

     We also could be held liable for errors or omissions in connection with our services. For example, we could be held liable for errors or omissions or breach of contract if one of our laboratories inaccurately reports or fails to report lab results or if our informatics products violate rights of third parties. We maintain insurance to cover ordinary risks but any insurance might not be adequate, and it would not cover the risk of a customer deciding not to do business with us as a result of poor performance.

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

WE MAY BE UNABLE TO HIRE AND RETAIN THE KEY PERSONNEL UPON WHOM OUR SUCCESS DEPENDS

     We depend on the principal members of our management and scientific staff, including Dr. Kari Stefansson, Chairman, President and Chief Executive Officer, Hannes Smarason, Executive Vice President and Senior Business and Finance Officer, Dr. Jeffrey Gulcher, Vice President, Research and Development and Dr.
C. Augustine Kong, Vice President of Statistics. We have not entered into agreements with any of these persons that bind them to a specific period of employment. If any of these people leaves us, our ability to conduct our operations may be negatively affected. Our future success also will depend in part on our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and we cannot be certain that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could have a material adverse effect on us.

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

OUR COMMON STOCK PRICE HAS BEEN HIGHLY VOLATILE

     The market price of our common stock has been highly volatile. In addition to various risks described elsewhere in this report, the following factors could also cause price volatility:

     - announcements that we or our competitors make concerning the results of research activities, technological innovations or new commercial products;

     - changes in or adoption of new government regulations;

     - regulatory actions;

     - changes in patent laws;

     - developments concerning proprietary rights;

     - variations in operating results; and

     - actual, announced or threatened litigation.

     Extreme price and volume fluctuations occur in the stock market from time to time and can particularly affect the prices of technology and biotechnology stocks. These extreme fluctuations are unrelated to the actual performance of the affected issuers. These broad market fluctuations may adversely affect the market price of our common stock.

CURRENCY FLUCTUATIONS MAY NEGATIVELY AFFECT OUR FINANCIAL CONDITION

     Our revenues and cash reserves are mostly denominated in U.S. dollars, but a portion of our operating costs are denominated in Icelandic kronas. A strengthening of the Icelandic krona against the U.S. dollar may, therefore, have a negative impact on our financial condition.

ITEM 2.  PROPERTIES

     Our headquarters and laboratories are located at Lynghals 1, Reykjavik, Iceland in a three-story building, which we lease pursuant to a sale/leaseback arrangement. This building has 3,300 square meters, or approximately 30,000 square feet, of floor space including our laboratory, support and administrative space. Furthermore, we have purchased a total of 2,800 square meters and leased an additional 300 square meters in a nearby building at Krokhals 5, Reykjavik to house additional laboratory facilities, bio-informatics and software development. The facility is now being renovated and furnished and we expect to start operating there in the second quarter of 2001. In addition, we maintain a facility for approximately 15 genealogists located in Thverholt 14, Reykjavik and we lease 2,600 square meters, or approximately 23,000 square feet, of additional office space to conduct database and informatics activities and provide additional management and administrative space at Hlidarsmari 15, Kopavogur, Iceland. We also lease an office in Boston, Massachusetts. On February 15, 2000, we entered into an agreement with the City of Reykjavik and the University of Iceland pursuant to which we are planning to construct a 15,000 square meter, or approximately 140,000 square foot building, to serve as our new headquarters and laboratories. The building has been designed and we have recruited a contractor for the construction. We expect to start operating in the new building in the first half of 2002.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings except as follows:

     On January 13, 2000 Thorsteinn Jonsson and Genealogia Islandorum hf., the alledged holders of copyrights to approximately 100 books of genealogical information, commenced an action against us in the District Court of Reykjavik in Iceland. They allege that our genealogy database infringes their copyrights and seek damages in the amount of approximately 616,000,000 Icelandic kronas, or approximately $7,200,000 (as of March, 2001).and a declaratory judgment to prevent us from using the allegedly infringing data. We believe the suit is without merit and intend to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

     On April 10, 2000, Ernir Snorrason, one of our original stockholders, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that we improperly exercised an option to repurchase 256,637 shares of common stock that we issued to him in 1996 pursuant to a Founders' Stock Purchase Agreement. The complaint seeks an order requiring us to recognize Mr. Snorrason as the owner of these shares. We believe that we have good defenses to this action and intend to defend it vigorously. However, given the uncertainties inherent in the litigation process, we cannot be certain of the outcome of this proceeding.

     Mannvernd issued a press release in February 2000, announcing its intention to file lawsuits against the State of Iceland and any other relevant parties, including us, to test the constitutionality of the Act. In its press release, Mannvernd indicated that it hopes to halt the construction and/or operation of the Icelandic Health Sector Database. Mannvernd has not commenced litigation against us and we are not aware of any other litigation commenced by Mannvernd with respect to the Act; however, the ultimate resolution of this matter cannot yet be determined.

     In January 2000, an individual advised us that he believes that he and another individual are entitled to receive, collectively, 1,000,000 shares of our common stock pursuant to an agreement with us. The other individual has not asserted a claim to these shares. We believe that this assertion is without merit and intend to defend vigorously any action that this party may commence.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on the Nasdaq National Market and the EASDAQ Market under the symbol "DCGN" since July 17, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:

2000                                                           HIGH      LOW
----                                                          ------    ------
Third Quarter (commencing July 17, 2000)                      $31.50    $22.00
Fourth Quarter                                                $26.63    $ 8.94

     As of March 9, 2001, there were 6,495 holders of record of the Common Stock, with beneficial stockholders in excess of such amount. On March 8, 2001, the last sale price reported on the Nasdaq National Market for the Common Stock was $8.50 per share.

     The Company commenced an initial public offering of its common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to the Company after deduction of expenses were approximately $182,000,000. During the quarter ended December 31, 2000, the Company used approximately $3.9 million dollars of the proceeds in its Research and Development activities. The remaining proceeds are primarily invested in U.S. dollar denominated money market funds, and partly in Icelandic krona denominated financial securities, pending use by the Company.

     During the quarter ended December 31, 2000, the Company sold the following securities that were not registered under the Securities Act:

          (1) On October 11, 2000, the Company issued 8,000 shares of common stock to an Icelandic collaborator in consideration of a collaboration arrangement.

          (2) On November 8, 2000, the Company issued an aggregate of 137,910 shares of common stock to two non-U.S. entities in consideration for all of the outstanding capital stock of Cyclops ehf.

          (3) On November 15, 2000, the Company issued 70,833 shares of common stock to Arch Venture Fund II, L.P., upon its cashless exercise of a warrant.

          (4) On November 24, 2000, the Company granted stock options to employees, directors and consultants to purchase a total of 506,500 shares of common stock at an average exercise price of $11.86 per share. On December 21, 2000, the Company sold an aggregate of 185,000 shares of common stock to two employees at an aggregate purchase price of $1,755,000, upon the exercise of stock options granted on November 24, 2000.

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

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends in the foreseeable future. Any earnings that the Company may realize will be returned to finance the growth of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The consolidated statement of operations data for the fiscal years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data at December 31, 1999 and 2000 are derived from consolidated financial statements included elsewhere in this Annual Report that have been audited by PricewaterhouseCoopers ehf., independent auditors. The consolidated statement of operations data for the period from inception (August 23, 1996) to December 31, 1996 and for the fiscal year ended December 31, 1997, and the consolidated balance sheet data at December 31, 1996, 1997 and 1998 are derived from consolidated financial statements that have been audited by PricewaterhouseCoopers ehf. and are not included in this Annual Report. Historical results are not necessarily indicative of future results.

                                                 INCEPTION
                                             (AUGUST 23, 1996)                   YEAR ENDED DECEMBER 31,
                                              TO DECEMBER 31,    --------------------------------------------------------
                                                   1996             1997           1998           1999           2000
                                             -----------------   -----------   ------------   ------------   ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue....................................     $         0      $         0   $ 12,705,000   $ 16,591,485   $ 21,545,656
Operating expenses
    Research and development...............         737,764        6,080,096     19,282,364     33,213,557     45,742,081
    General and administrative.............         454,873        1,967,684      4,893,202      8,220,758     15,373,223
                                                -----------      -----------   ------------   ------------   ------------
Total operating expenses...................       1,192,637        8,047,780     24,175,566     41,434,315     61,115,304
                                                -----------      -----------   ------------   ------------   ------------
Operating loss.............................      (1,192,637)      (8,047,780)   (11,470,566)   (24,842,830)   (39,569,648)
Interest income............................          82,531          163,076        922,230      2,187,695      8,866,604
Other non-operating income and (expense),
  net......................................         (42,526)        (171,537)      (359,894)    (1,133,312)      (415,459)
Taxes......................................               0                0              0              0              0
                                                -----------      -----------   ------------   ------------   ------------
Net loss...................................      (1,152,632)      (8,056,241)   (10,908,230)   (23,788,447)   (31,118,503)
                                                ===========      ===========   ============   ============   ============
Accrued dividends and amortized discount on
  preferred stock(2).......................        (181,852)        (620,385)    (2,571,523)    (7,542,787)    (7,540,879)
Premium on repurchase of preferred stock...               0                0              0    (30,887,044)             0
                                                -----------      -----------   ------------   ------------   ------------
Net loss available to common
  stockholders(2)..........................     $(1,334,484)     $(8,676,626)  $(13,479,753)  $(62,218,278)  $(38,659,382)
                                                ===========      ===========   ============   ============   ============
Basic and diluted net loss per share.......     $     (1.10)     $     (3.85)  $      (3.06)  $      (9.65)  $      (1.63)
Shares used in computing basic and diluted
  net loss per share (1)(2)................       1,213,925        2,254,413      4,400,576      6,446,055     23,671,113
OTHER NON-GAAP FINANCIAL DATA:
Pro forma basic and diluted net loss per
  share(3).................................                                                   $      (0.86)  $      (0.85)
Shares used in computing pro forma basic
  and diluted net loss per share(3)........                                                     27,559,365     36,483,034

                                                                           AS OF DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                      1996         1997         1998          1999           2000
                                                   ----------   ----------   -----------   -----------   ------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents........................  $3,975,311   $2,714,225   $25,075,844   $29,845,664   $194,144,688
Total assets.....................................   7,801,556    6,770,492    38,540,115    80,526,534    248,900,567
Total long-term liabilities......................   1,440,673    1,331,156     6,946,330     5,471,054      3,519,114
Redeemable, convertible preferred stock(2).......   6,881,851   12,603,990    43,158,079   121,589,367              0
Total stockholders' equity (deficit)(2)..........  (1,328,469)  (9,907,939)  (18,222,123)  (72,772,138)   216,269,166

---------------
(1) See notes to the consolidated financial statements for an explanation of the determination of the shares used in computing basic and diluted net loss per share.

(2) Effective upon the closing of our initial public offering in 2000, the outstanding shares of preferred stock were converted into shares of common stock and retired.

(3) Pro forma basic and diluted net loss per share is computed as if the preferred shares had converted into common shares immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share, net loss has not been increased for the accumulated dividends or amortized discounts on preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this section in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this document.

OVERVIEW

     deCODE was incorporated in August 1996. We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2000, we had an accumulated deficit of $110,753,700. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our technology development and construct the deCODE Combined Data Processing system and healthcare informatics. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments which are related to progress can fluctuate between quarters.

     In February 1998, we entered into a research collaboration and cross-license agreement with Roche regarding research into the genetic causes of twelve diseases. Under the terms of the agreement, Roche has made equity investments and is funding our gene discovery programs in the twelve diseases. Under the agreement, we may receive a total of more than $200 million in research funding and milestone payments and will receive royalty payments on the sale of diagnostic and therapeutic products resulting from the collaboration. The term of the agreement will continue until February 1, 2003 provided that Roche elects to extend the agreement for the one-year period commencing on the fourth anniversary of the agreement. Revenues recognized by us have consisted primarily of revenues generated under the research collaboration and cross-license agreement with Roche. Roche constituted 96% of our total revenues in the year ended December 31, 2000. See "Business."

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

     We anticipate that collaborations will remain an important element of our business strategy and future revenues. Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and our collaborative partners' ability to successfully commercialize products incorporating, or based on, our work. There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements or successfully commercialize the deCODE Combined Data Processing system.

     We intend to invest in all of our three business units, discovery services, database services and healthcare informatics, and expect to report net losses for the next few years. If the costs of these investments are greater than anticipated, or if they take longer to complete, or if losses are incurred from strategic investments, we may incur losses for a longer period of time.

     Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a material adverse effect on our business, financial condition and results of operations. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies for at least several years, if at all.

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

     Our operating results through December 31, 2000 reflect the expenses incurred in our gene discovery activities, partly offset by the revenues received pursuant to our research collaboration agreement with Roche in connection with these activities. We will continue these activities, but our operating results will also reflect the substantial costs we expect to incur in commencing the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system. While we intend to enter into collaborations to help fund and develop the deCODE Combined Data Processing system, until we do so there will be no revenue from our database service activities to offset against these costs.

  Comparison of Years Ended December 31, 2000 and 1999

     Revenues. Our revenues increased to $21,545,656 for the year ended December 31, 2000 as compared to $16,591,485 for the year ended December 31, 1999, an increase of 30%. Revenues related to our agreement with Roche increased to $20,693,333 for the year ended December 31, 2000 from $15,776,667 for the year ended December 31, 1999, an increase of 31%. This increase primarily resulted from new milestones having been achieved under the agreement with Roche in 2000. However, revenue would have increased a further $1.5 million for the full year ended December 31, 2000 had we not had a revision resulting from Roche's extension of the term of our agreement with them through January 2002. Revenue would thus have been, had it not been for this revision, a total of $23.0 million. The cumulative effect at the time of this revision ($1.3 million) was recorded as a reduction to revenue in the fourth quarter of 2000. We could have further significant downward revisions to revenue under the retrospective straight-line basis of recognizing milestone revenues in our collaboration with Roche resulting from, among other things, further extension by Roche of the contractual term of our collaboration with them.

     At December 31, 2000, the total amount of deferred research revenue which will be recognized in future periods aggregated $4,404,999.

     In connection with our July 2000 initial public offering, we adopted the provisions of Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition. Under SAB 101, milestone revenue is recognized on a retrospective basis over the contractual term of the agreement with Roche. Accordingly, upon achievement of the milestone, a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder is recognized as services are performed (generally straight-line) over the remaining term of the collaboration.

     Research and Development. Our research and development expenses increased to $45,742,081 for the year ended December 31, 2000 as compared to $33,213,557 for the year ended December 31, 1999, an increase of 38%. We have continued to expand our research and development operations, including our hiring of additional research personnel and the resulting salary and benefits costs, an expansion of our laboratory facilities and equipment acquisitions and the resulting depreciation, and our increased research efforts. License fee costs, payable to the Icelandic government, as required by the Icelandic Health Sector Database operating license, were also recorded in the year ended December 31, 2000; no such costs were recorded in the year ended December 31, 1999 because the license had not yet been issued. We expect to continue to increase research and development spending as we pursue and expand our research efforts and accelerate the development of the database services. We also expect research and development to increase with the establishment of our new subsidiaries, Encode and deCODE Cancer.

     General and Administrative. Our general and administrative expenses increased to $15,373,223 for the year ended December 31, 2000 as compared to $8,220,758 for the year ended December 31, 1999, an increase of 87%. This increase was partly attributable to $3.2 million in charitable contributions of our stock and the resulting expense recorded in the year ended December 31, 2000. This increase is also due to continued expansion of operations, including our hiring of additional general and administrative personnel and the resulting salary and benefits costs. We expect that general and administrative expenses will increase in 2001.

     Stock-Based Compensation and Remuneration Expense. Stock-based compensation and remuneration expense was $8,686,507 for the year ended December 31, 2000 as compared to $9,045,865 for the year ended December 31, 1999, a decrease of 4%. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years.

     Interest Income. Our interest income increased to $8,866,604 for the year ended December 31, 2000 as compared to $2,187,695 for the year ended December 31, 1999, a 305% increase. This increase is primarily due to higher average cash reserves as a result of our initial public offering.

     Other non-operating income and (expense), net. Our other non-operating income and expense, net decreased to a net expense of $415,459 for the year ended December 31, 2000 as compared to $1,133,312 for the year ended December 31, 1999 primarily as a result of the impact of deconsolidating Prokaria. See "Notes to Financial Statements -- Investments and Other."

     Income Taxes. As of December 31, 2000, we had accumulated losses of $110,753,700 and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the years ended December 31, 2000 and 1999. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2000, we had net operating losses able to be carried forward for federal income tax purposes of approximately $458,000 to offset future federal taxable income in the United States which begins to expire in 2018 and our subsidiary had net operating loss carryforwards of approximately $20.2 million which expire in varying amounts beginning in 2004.

     Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $31,118,503 and $1.63 for the year ended December 31, 2000, respectively, as compared to $23,788,447 and $9.65 for the year ended December 31, 1999, respectively. This is an increase of 31% in net loss and a decrease of 83% in basic and diluted net loss per share. Although net loss has increased, basic and diluted net loss per share has decreased primarily as a result of the greater number of average shares outstanding as a result of our initial public offering in July 2000 and a decrease in the net loss available to common stockholders to $38,659,382.

     Pro Forma Basic and Diluted Net Loss Per Share. Pro forma basic and diluted net loss per share is computed as if the preferred shares had converted into common shares immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share, net loss has not been increased for the accumulated dividends or amortized discounts on preferred stock. Pro forma basic and diluted net loss per share decreased to $0.85 for the year ended December 31, 2000 as compared to $0.86 for the year ended December 31, 1999.

  Comparison of Years Ended December 31, 1999 and 1998

     Revenues. Our revenues increased to $16,591,485 for the year ended December 31, 1999 as compared to $12,705,000 for the year ended December 31, 1998, an increase of 31%. The increase was primarily due to revenues related to milestone payments received pursuant to our research collaboration agreement with Roche. The increase also reflected the recognition of twelve months of research funding provided by Roche in 1999 compared to eleven months in 1998 and the receipt of laboratory equipment and consumables from Affymetrix in the first fiscal quarter of 1999 as consideration for services provided by us on its behalf.

     Research and Development. Our research and development expenses increased to $33,213,557 for the year ended December 31, 1999 as compared to $19,282,364 for the year ended December 31, 1998, an increase of 72%. This increase was primarily attributable to the continued expansion of operations including our hiring of additional research personnel and the resulting salary and benefits costs, an expansion of our laboratory facility and the resulting depreciation, and our increased research efforts.

     General and Administrative. Our general and administrative expenses increased to $8,220,758 for the year ended December 31, 1999 as compared to $4,893,202 for the year ended December 31, 1998, an increase of 68%. This increase was principally attributable to the increase in personnel and related salaries and benefits costs.

     Stock-Based Compensation and Remuneration Expense. Stock-based compensation and remuneration expense was $9,045,865 for the year ended December 31, 1999 as compared to $5,219,642 for the year ended December 31, 1998, an increase of 73%. This increase was primarily attributable to compensation expense being recorded on the 855,500 stock options granted in 1999 as well as a full year of compensation expense being recorded on the stock options granted in 1998.

     Interest Income. Our interest income increased to $2,187,695 for the year ended December 31, 1999 as compared to $922,230 for the year ended December 31, 1998, a 137% increase. This increase primarily derived from interest on payments received in connection with a stock issuance. The increase was also attributable to increased cash reserves resulting from milestone payments pursuant to our research collaboration agreement with Roche.

     Other non-operating income and (expense), net. Our other non-operating income and expense, net increased to a net expense of $1,133,312 for the year ended December 31, 1999 as compared to $359,894 for the year ended December 31, 1998 primarily as a result of our equity in net loss of affiliate, Gagnalind hf., during the year ended December 31, 1999.

     Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $23,788,447 and $9.65 for the year ended December 31, 1999, respectively, as compared to $10,908,230 and $3.06 for the year ended December 31, 1998, respectively. This is an increase of 118% in net loss and 215% in basic and diluted net loss per share. The increase in basic and diluted net loss per share is greater than the increase in net loss primarily due to a greater net loss available to common stockholders in the year ended December 31, 1999 as a result of the premium on repurchase of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had $194,144,688 in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Inflation has not had a material effect on our business.

     Net cash used in operating activities was $16,124,995 for the year ended December 31, 2000, as compared to $11,797,086 in the year ended December 31, 1999 and $2,067,278 in the year ended December 31, 1998. The increase was primarily due to higher research and development and general and administrative expenses, which were only partly offset by higher revenues in 2000.

     Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchase of property and equipment for the year ended December 31, 2000 was $15,469,623 compared to $2,885,644 in the year ended December 31, 1999 and $5,084,441 in the year ended December 31, 1998, primarily due to the expansion of our facilities and operations. During the year ended December 31, 2000 we expended $3,539,184 in respect of a new building to house our operations in the University District of Reykjavik. In addition, while not impacting cash flows from investing activities in 2000, we acquired fifty new ABI Prism 3700 DNA Analyzers in 2000 in exchange for $13,150,000 and twenty-four of our used gene sequencing machines. The laboratory equipment was placed into service in September and October and payment was made in February 2001. Net cash used in investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of capital expenditures and investments.

     Net cash provided by financing activities was $196,865,248 for the year ended December 31, 2000 as compared to $19,553,293 in the year ended December 31, 1999 and $29,513,338 in the year ended

December 31, 1998. This increase was largely due to approximately $182 million of net proceeds from our July 2000 initial public offering.

     deCODE's cash is deposited only with financial institutions in Iceland, United Kingdom and the United States having a high credit standing. Almost all of this cash is invested in dollar denominated money market instruments but partly invested in Icelandic krona denominated financial securities.

     In January 2001 we engaged a contractor for the construction of a new building to house our operations in the University District of Reykjavik. Total project cost is estimated to be approximately $30 million and $3,539,184 has been incurred through December 31, 2000. We expect that the new building will be complete before the end of 2001. We are currently exploring various methods for financing this project. We had no other material commitments for capital expenditures at December 31, 2000.

     We expect cash requirements to continue to increase significantly as we: invest in genotyping, sequencing and bioinformatics capabilities; invest in software and hardware to support the continuing development of the database services; continue to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and continue to make improvements in existing facilities and invest in new facilities.

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

     We will require significant additional capital in the future, which we may seek to raise through public or private equity offerings, debt financing or additional collaborations and licensing arrangements. No assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms. See "Risk
Factors -- We may not be able to obtain sufficient additional funding to meet our expanding capital requirements."

IMPACT OF CURRENCY FLUCTUATIONS

     We publish our consolidated financial statements in U.S. dollars. Currency fluctuations can affect our financial results as revenues and cash reserves are mostly in U.S. dollars but a portion of operating costs are in Icelandic kronas. A strengthening of the Icelandic krona against the dollar can thus adversely affect the "buying power" of our cash reserves and revenues. On the other hand, weakening of the Icelandic krona can strengthen our financial position. Most of our long-term liabilities are U.S. dollar denominated. We have not previously engaged in, and do not now contemplate entering into, currency hedging transactions. However, we may enter into such transactions on a non-speculative basis to the extent that we may in the future have substantial foreign currency exposure, for example, in connection with payments from collaborative partners or due to investments.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements establish a new model for accounting for hedging activities and supersede and amend a number of existing standards. Upon the standard's initial application, all derivatives are required to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented. We are required to implement the Statements in the first quarter of 2001. Considering our current activities, there will be no significant impact on our financial position or results of operations upon adoption of SFAS No. 133.

     In September 2000, the FASB issued SFAS No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," revising the accounting for securitizations and other transfers of financial assets and collateral as well as requiring certain additional disclosures. SFAS No. 140 establishes standards that are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

     This Statement is effective prospectively, with certain exceptions, for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, however, considering our current activities, it is not anticipated that the adoption of SFAS No. 140 will have a significant impact on our financial position or results of operations. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for our fiscal year ended December 31, 2000, however had no impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2000, all of our cash and cash equivalents were in money market and checking accounts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Index to Financial Statements and Schedules" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     For information concerning this item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 15, 2001, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 15, 2001, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 15, 2001, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on June 15, 2001, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are included as part of this Annual Report on Form 10-K:

     1. Financial Statements:

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Operations.......................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit).................................................    F-5
Consolidated Statements of Cash Flows.......................    F-7
Notes to Consolidated Financial Statements..................    F-8

     2. All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

     3. Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Certificate of Incorporation, as
          further amended (Incorporated by reference to Exhibit 3.1
          and Exhibit 3.3 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
  3.2     Bylaws. (Incorporated by reference to Exhibit 3.2 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
  4.1     Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
  4.2     Form of Warrant to Purchase Series A Preferred Stock
          (Incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  4.3     Form of Warrant to Purchase Series C Preferred Stock
          (Incorporated by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.1     Form of License from The Icelandic Data Protection
          Commission (now, The Icelandic Data Protection Authority) to
          Islensk erfoagreining ehf. and its Clinical Collaborators to
          Use and Access Patient Records and Other Clinical Data
          Relating to Individuals (Incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000)
 10.2+    1996 Equity Incentive Plan, as amended (Incorporated by
          reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-8 (Registration No. 333-56996) filed on
          March 14, 2001)
 10.3+    Form of Non-Statutory Stock Option Agreement, as executed by employees and officers of deCODE genetics, Inc. who received non-statutory stock options
 10.4+    Form of Employee Proprietary Information and Inventions
          Agreement (Incorporated by reference to Exhibit 10.4 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.5     Agreement on the Collaboration of Friorik Skulason (FS) and
          Islensk erfoagreining ehf. (IE) on the Creation of a
          Database of Icelandic Genealogy, dated April 15, 1997
          (Incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.6*    Research Agreement between deCODE genetics, Inc., and
          Islensk erfoagreining ehf. and Rannsokna- og
          Fraeethslusjoethurinn ehf., dated October 24, 1997, as
          extended (Incorporated by reference to Exhibit 10.6 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.7+    Consultancy Contract between deCODE genetics, Inc. and Vane
          Associates, dated December 1, 1997, together with
          Nondisclosure Agreement executed by Vane Associates as of
          December 1, 1997, as amended (Incorporated by reference to
          Exhibit 10.7 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000)
 10.8+    Indemnity Agreement between deCODE genetics, Inc. and Sir
          John Vane, dated December 1, 1997 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.9*    Settlement Agreement between The Beth Israel Deaconess
          Medical Center and deCODE genetics, Inc., dated as of
          December 31, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.10+   Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Hannes Smarason, dated March 24,
          1999 (Incorporated by reference to Exhibit 10.10 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.11*   Research Collaboration and Cross-license Agreement among F.
          Hoffman-La Roche Ltd, Hoffman-La Roche Inc. and deCODE
          genetics, Inc., dated February 1, 1998 (Incorporated by
          reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.12    Amended and Restated Investor rights Agreement of deCODE
          genetics, Inc., dated as of February 2, 1998, as further
          amended and restated (Incorporated by reference to Exhibit
          10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.13*   Collaboration Agreement between The Icelandic Heart
          Association (Hjartavernd) and Islensk erfoagreining ehf.,
          dated February 13, 1998 (Incorporated by reference to
          Exhibit 10.13 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.14*   Collaboration Agreement between Dr. Helgi Jonsson,
          (th)orvaldur Ingvarsson and Islensk erfoagreining ehf.,
          dated March 31, 1998 (Incorporated by reference to Exhibit
          10.14 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.15*   Collaboration Agreement between The Research Group on
          Arterial Hypertension and Islensk erf(LOGO)agreining ehf., dated June 3, 1998 (Incorporated by reference to Exhibit
          10.15 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.16    Contract on Sale and Leaseback between Islensk erfoagreining ehf. and The Icelandic Investment Bank, dated June 8, 1998
          (Incorporated by reference to Exhibit 10.16 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.17    Contract on Financial Leasing between Islensk erfoagreining ehf. and Lysing hf., dated June 19, 1998 (Incorporated by
          reference to Exhibit 10.17 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.18+   Employment Agreement between Islensk erfoagreining ehf. and
          Axel Nielsen, dated July 1, 1998 (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.19*   Collaboration Agreement between a Collaboration Group on
          Alzheimer's Disease and Related Disorders and Islensk
          erfoagreining ehf., dated July 19, 1998 (Incorporated by
          reference to Exhibit 10.19 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.20*   Collaboration Agreement between The Research Group on
          Osteoporosis and Islensk erfoagreining ehf., dated July 19,
          1998 (Incorporated by reference to Exhibit 10.20 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.21+   Employment Agreement between Islensk erfoagreining ehf. and
          Kristjan Erlendsson, dated September 4, 1998 (Incorporated by reference to Exhibit 10.21 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.22    Co-operation Agreement between Reykjavik Hospital and
          Islensk erfoagreining ehf., dated November 4, 1998
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.23+   Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Sigurour I. Bjornsson, dated March
          24, 1999 (Incorporated by reference to Exhibit 10.23 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.24    Co-operation Agreement between the Iceland State Hospital
          and Islensk erfoagreining ehf., dated December 15, 1998
          (Incorporated by reference to Exhibit 10.24 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.25+   Employment Contract between Islensk erfoagreining ehf. and
          Sigurour I. Bjornsson, dated January 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.26    Lease between Frioar sf. and Islensk erfoagreining ehf.,
          dated February 18, 1999 (Incorporated by reference to
          Exhibit 10.26 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.27*   Research Contract on the Co-operation of a Research Team for
          Age-Related Macular Degeneration and Islensk erfoagreining ehf., dated April 27, 1999 (Incorporated by reference to
          Exhibit 10.27 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.28*   Research Contract on the Co-operation of a Research Team for
          Peripheral Artery Occulsive Disease and Islensk
          erfOagreining ehf., dated May 28, 1999 (Incorporated by
          reference to Exhibit 10.28 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.29*   Research Contract on the Co-operation of a Research Team for
          Allergy and Asthma and Islensk erfoagreining ehf., dated
          July 1, 1999 (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.30    Series A Preferred Stock Repurchase Agreement between deCODE genetics, Inc. and certain holders of Series A preferred
          Stock, dated as of July 12, 1999, with attached Addendum
          (Incorporated by reference to Exhibit 10.30 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.31    Series C Preferred Stock Repurchase Agreement between deCODE genetics, Inc. and Roche Finance Ltd., dated as of July 12,
          1999, with attached Addendum (Incorporated by reference to
          Exhibit 10.31 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.32    Common Stock Repurchase Agreement between deCODE genetics,
          Inc. and Kari Sefansson, dated as of July 12, 1999
          (Incorporated by reference to Exhibit 10.32 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.33    Stock Purchase Agreement between deCODE genetics, Inc. and
          Biotek Invest, S.A., dated as of June 30, 1999, with
          attached Addendum (Incorporated by reference to Exhibit
          10.33 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.34    Co-operation Agreement between Akureyri Central Hospital and
          Islensk erfoagreining ehf., dated October 26, 1999, with
          attached Declaration (Incorporated by reference to Exhibit
          10.34 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.35+   Non-Recourse Promissory Note between deCODE genetics, Inc.
          and Hannes Smarason, dated September 15, 1999 (Incorporated by reference to Exhibit 10.35 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.36*   Research Contract on the Co-Operation of a Research Team for
          Cerebral Haemorrhage and Islensk erfoagreining ehf., dated
          November 3, 1999 (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.37    Lease between the Computer Centre of the Icelandic Savings
          Banks and Islensk erfoagreining ehf., dated November 24,
          1999 (Incorporated by reference to Exhibit 10.37 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.38    Research Collaboration Agreement by and between Islenskar
          hveraorverur ehf. (now Prokaria, ehf.) and Islensk
          erfoagreining ehf., dated December 28, 1999 (Incorporated by reference to Exhibit 10.38 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.39    Agreement between The Minister for Health and Social
          Security and Islensk erfoagreining ehf. relating to the
          Issue of an Operating License for the Creation and Operation
          of a Health Sector Database, dated January 21, 2000
          (Incorporated by reference to Exhibit 10.39 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.40    Operating License issued to Islensk erfoagreining ehf., for the Creation and Operation of a Health Sector Database,
          dated January 22, 2000 (Incorporated by reference to Exhibit
          10.40 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.41    Series B Preferred Stock Agreement between deCODE genetics,
          Inc. and Kari Stefansson, dated as of March 1, 2000
          (Incorporated by reference to Exhibit 10.41 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.42    Agreement between The University of Iceland, Islensk
          erfoagreining ehf., and the City of Reykjavik, dated
          February 15, 2000 (Incorporated by reference to Exhibit
          10.42 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.43    Lease between Islensk erfoagreining ehf. and Faghus ehf.,
          dated as of March 1, 2000 (Incorporated by reference to
          Exhibit 10.43 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.44+   Form of Employee Confidentiality, Invention Assignment and
          Non-Compete Agreement executed by certain officers
          (Incorporated by reference to Exhibit 10.44 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.45    Series C Preferred Stock and Warrant Purchase Agreement
          between Roche Finance Ltd and deCODE genetics, Inc., dated as of February 1, 1998 (Incorporated by reference to Exhibit
          10.45 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.46    Founder Stock Purchase Agreement between deCODE genetics,
          Inc. and Jeffrey R. Gulcher, dated as of August 21, 1996
          (Incorporated by reference to Exhibit 10.46 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.47*   Research Contract on the Co-Operation of a Research Team for
          Chronic Obstructive Pulmonary Disease and Islensk
          erfoagreining ehf., dated as of July 1, 1999 (Incorporated by reference to Exhibit 10.47 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.48*   Strategic Alliance Agreement between Partners HealthCare
          System, Inc., The General Hospital Corporation, d.b.a.
          Massachusetts General Hospital, The Brigham and Women's
          Hospital, Inc. and deCODE genetics Ltd. (Islensk
          erfoagreining), dated May 11, 2000 (Incorporated by
          reference to Exhibit 10.48 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.49*   Crosswalk Development Agreement between Partners HealthCare
          System, Inc., The General Hospital Corporation, d.b.a.
          Massachusetts General Hospital, The Brigham and Women's
          Hospital, Inc. and deCODE genetics Ltd. (Islensk
          erfoagreining), dated May 11, 2000 (Incorporated by
          reference to Exhibit 10.49 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.50    Property Leasing Contract on Premises at Hlioarsmari 15
          between Veigur ehf. and Islensk erfoagreining ehf., dated
          April 2000 (Incorporated by reference to Exhibit 10.50 to
          the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.51*   Research Contract on the Co-Operation between a Research
          Team for The Epidemiology and Heredity Lung Cancer and
          Islensk erfoagreining ehf., dated as of June 26, 2000
          (Incorporated by reference to Exhibit 10.51 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.52+   Employment Agreement between Islensk erfoagreining ehf. and
          Hakon Guobjartsson, dated May 5, 1999
 10.53    Stock Purchase Agreement between Islensk erfoagreining ehf.
          and KACE Traders Ltd., dated November 8, 2000
 10.54+   Employment Agreement between Islensk erfoagreining ehf. and
          Einar Stefansson, dated November 22, 2000
 10.55+   Non-Recourse Promissory Note between deCODE genetics, Inc.
          and Einar Stefansson, dated December 21, 2000
 10.56+   Employment letter between deCODE genetics, Inc. and
          Augustine Kong, dated December 30, 2000
 10.57+   Employee Confidentiality, Invention Assignment and
          Non-Compete Agreement between deCODE genetics, Inc. and C.
          Augustine Kong, dated January 1, 2001
 10.58    Form of Contract on the Processing of Clinical Data and
          their Transfer to a Health Sector Database between several
          Health Institutions and Islensk erfoagreining ehf.
 21.1     Subsidiaries of deCODE genetics, Inc.
 23.1     Consent of PricewaterhouseCoopers ehf., independent public accountants
 99.1     Government Regulation on a Health Sector Database, dated
          January 22, 2000 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 99.2     Act. No. 139/1998 on a Health Sector Database (Incorporated
          by reference to Exhibit 99.2 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

---------------
* Confidential treatment has been granted with respect to a portion of this Exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.

(b) REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the quarter ended December 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          deCODE genetics, Inc.

                                          By: /s/
                                              DR. KARI STEFANSSON   MARCH 20,
                                                           2001
                                            ------------------------------------
                                             Dr. Kari Stefansson, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

              /s/ DR. KARI STEFANSSON                  Chairman, President, Chief         March 20, 2001
---------------------------------------------------      Executive Officer (principal
                Dr. Kari Stefansson                      executive officer) and
                                                         Director

                 /s/ AXEL NIELSEN                      Vice President, Finance and        March 20, 2001
---------------------------------------------------      Treasurer (principal
                   Axel Nielsen                          financial officer and
                                                         principal accounting officer)

             /s/ JEAN-FRANCOIS FORMELA                 Director                           March 20, 2001
---------------------------------------------------
               Jean-Francois Formela

                 /s/ ANDRE LAMOTTE                     Director                           March 20, 2001
---------------------------------------------------
                   Andre Lamotte

               /s/ TERRANCE MCGUIRE                    Director                           March 20, 2001
---------------------------------------------------
                 Terrance McGuire

                 /s/ SIR JOHN VANE                     Director                           March 20, 2001
---------------------------------------------------
                   Sir John Vane

                             deCODE GENETICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit).................................................   F-5
Consolidated Statements of Cash Flows.......................   F-7
Notes to Consolidated Financial Statements..................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and stockholders of deCODE genetics, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of deCODE genetics, Inc. ("deCODE") at December 31, 1999 and 2000 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of deCODE's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers ehf.
Reykjavik, Iceland
March 9, 2001
                             deCODE GENETICS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1999            2000
                                                              ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 29,845,664    $ 194,144,688
  Receivable from share issuance............................    33,143,836                0
  Receivables and other current assets......................     3,695,351       14,482,336
                                                              ------------    -------------
          Total current assets..............................    66,684,851      208,627,024
Property and equipment, net.................................    13,051,466       37,100,690
Other long-term assets......................................       790,217        3,172,853
                                                              ------------    -------------
          Total assets......................................  $ 80,526,534    $ 248,900,567
                                                              ============    =============
LIABILITIES, REDEEMABLE, CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.....................  $  4,314,115    $  22,957,481
  Current portion of capital lease obligations..............     2,218,726        1,749,807
  Deferred research revenue.................................     2,238,333        4,404,999
  Payable to preferred shareholders.........................    17,467,077                0
                                                              ------------    -------------
          Total current liabilities.........................    26,238,251       29,112,287
  Capital lease obligations, net of current portion.........     4,549,809        2,801,853
  Other long-term liabilities...............................       921,245          717,261
Redeemable, convertible preferred stock, $0.001 par value;
     No shares authorized at December 31, 2000:
  Series A; no shares issued or outstanding at December 31,
     2000...................................................    12,405,887                0
  Series B; no shares issued or outstanding at December 31,
     2000...................................................    99,865,152                0
  Series C; no shares issued or outstanding at December 31,
     2000...................................................     9,318,328                0
                                                              ------------    -------------
          Total redeemable, convertible preferred stock.....   121,589,367                0
                                                              ------------    -------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value; Authorized: 7,016,666
     and 6,716,666 shares at December 31, 1999 and 2000,
     respectively Issued and outstanding: none..............             0                0
  Common stock, $0.001 par value; Authorized: 48,000,000 and
     60,000,000 shares at December 31, 1999 and 2000,
     respectively Issued and outstanding: 9,604,012 and
     45,041,969 shares at December 31, 1999 and 2000,
     respectively...........................................         9,604           45,042
  Additional paid-in capital................................    35,072,575      350,398,909
  Notes receivable..........................................    (9,597,830)     (11,850,953)
  Deferred compensation.....................................   (12,549,757)     (11,568,776)
  Dividends accreted on redeemable, convertible preferred
     stock..................................................    (8,384,951)               0
  Accumulated deficit.......................................   (77,324,190)    (110,753,700)
  Accumulated other comprehensive income....................         2,411           (1,356)
                                                              ------------    -------------
          Total stockholders' equity (deficit)..............   (72,772,138)     216,269,166
                                                              ------------    -------------
          Total liabilities, redeemable, convertible
            preferred stock and stockholders' equity
            (deficit).......................................  $ 80,526,534    $ 248,900,567
                                                              ============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                             deCODE GENETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1999            2000
                                                   ------------    ------------    ------------
REVENUE
  Research collaborative contract................  $ 12,705,000    $ 15,776,667    $ 20,693,333
  Other revenue..................................             0         814,818         852,323
                                                   ------------    ------------    ------------
          Total revenue..........................    12,705,000      16,591,485      21,545,656
OPERATING EXPENSES
  Research and development.......................    19,282,364      33,213,557      45,742,081
  General and administrative.....................     4,893,202       8,220,758      15,373,223
                                                   ------------    ------------    ------------
          Total operating expenses...............    24,175,566      41,434,315      61,115,304
                                                   ------------    ------------    ------------
Operating loss...................................   (11,470,566)    (24,842,830)    (39,569,648)
Interest income..................................       922,230       2,187,695       8,866,604
Other non-operating income and (expense), net....      (359,894)     (1,133,312)       (415,459)
Taxes............................................             0               0               0
                                                   ------------    ------------    ------------
Net loss.........................................   (10,908,230)    (23,788,447)    (31,118,503)
Accrued dividends and amortized discount on
  preferred stock................................    (2,571,523)     (7,542,787)     (7,540,879)
Premium on repurchase of preferred stock.........             0     (30,887,044)              0
                                                   ------------    ------------    ------------
Net loss available to common stockholders........  $(13,479,753)   $(62,218,278)   $(38,659,382)
                                                   ============    ============    ============
Basic and diluted net loss per share.............  $      (3.06)   $      (9.65)   $      (1.63)
Shares used in computing basic and diluted net
  loss per share.................................     4,400,576       6,446,055      23,671,113

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                             deCODE GENETICS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                      DIVIDENDS
                                                                                                      ACCRETED
                                                                                                         ON
                                       SHARES                                                        REDEEMABLE,
                               ----------------------    ADDITIONAL                                  CONVERTIBLE
                                                PAR       PAID-IN         NOTES         DEFERRED      PREFERRED     ACCUMULATED
                               COMMON STOCK    VALUE      CAPITAL       RECEIVABLE    COMPENSATION      STOCK         DEFICIT
                               ------------   -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 1997........................    6,035,000    $ 6,035   $    140,535   $          0   $   (43,399)   $  (787,026)  $  (9,224,084)
Issuance of common stock.....      200,000        200        340,768        (80,000)
Issuance of common stock upon
 exercise of stock options...    3,146,500      3,147      3,977,127     (3,953,347)
Deferred compensation arising
 from stock options..........                             13,384,181                  (13,384,181)
Amortization of deferred
 compensation................                                                           4,877,674
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                                                         (2,428,602)       (142,921)
Comprehensive income (loss):
Net loss for the period......                                                                                        (10,908,230)
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
Total comprehensive income
 (loss)......................
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 1998........................    9,381,500      9,382     17,842,611     (4,033,347)   (8,549,906)    (3,215,628)    (20,275,235)
Issuance of common stock.....       68,000         68      1,449,012
Forfeiture of unvested
 Founder stock and unvested
 common stock issued upon
 early exercise of stock
 options.....................     (359,655)                                 219,111       513,424
Exchange of Common Stock for
 Series B preferred stock....     (333,333)                  750,000
Issuance of common stock upon
 exercise of stock options...      847,500        154        663,392     (5,895,594)
Deferred compensation arising
 from stock options..........                             12,941,712                  (12,941,712)
Cancellation of stock options
 previously giving rise to
 deferred compensation.......                               (115,072)                     115,072
Amortization of deferred
 compensation................                                                           8,313,365
Payments of notes
 receivable..................                                               112,000
Premium on repurchase of
 preferred stock.............                                                                            582,514     (31,469,558)
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                              1,540,920
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                                                         (5,751,837)     (1,790,950)
Comprehensive income (loss):
Net loss for the period......                                                                                        (23,788,447)
Other comprehensive income
 (loss):
Foreign currency
 translation.................
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
Total comprehensive income
 (loss)......................
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 1999........................    9,604,012    $ 9,604   $ 35,072,575   $ (9,597,830)  $(12,549,757)  $(8,384,951)  $ (77,324,190)


                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE                          TOTAL
                                  INCOME          TREASURY        STOCKHOLDERS'
                                  (LOSS)            STOCK        EQUITY (DEFICIT)
                               -------------   ---------------   ----------------
BALANCE AT DECEMBER 31,
 1997........................   $         0                  0     $ (9,907,939)
Issuance of common stock.....                                           260,968
Issuance of common stock upon
 exercise of stock options...                                            26,927
Deferred compensation arising
 from stock options..........                                                 0
Amortization of deferred
 compensation................                                         4,877,674
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                        (2,571,523)
Comprehensive income (loss):
Net loss for the period......                                       (10,908,230)
                                -----------    ---------------     ------------
Total comprehensive income
 (loss)......................                                       (10,908,230)
                                -----------    ---------------     ------------
BALANCE AT DECEMBER 31,
 1998........................             0                  0      (18,222,123)
Issuance of common stock.....                                         1,449,080
Forfeiture of unvested
 Founder stock and unvested
 common stock issued upon
 early exercise of stock
 options.....................                         (732,895)            (360)
Exchange of Common Stock for
 Series B preferred stock....                       (4,500,000)      (3,750,000)
Issuance of common stock upon
 exercise of stock options...                        5,232,895              847
Deferred compensation arising
 from stock options..........                                                 0
Cancellation of stock options
 previously giving rise to
 deferred compensation.......                                                 0
Amortization of deferred
 compensation................                                         8,313,365
Payments of notes
 receivable..................                                           112,000
Premium on repurchase of
 preferred stock.............                                       (30,887,044)
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                                         1,540,920
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                        (7,542,787)
Comprehensive income (loss):
Net loss for the period......                                       (23,788,447)
Other comprehensive income
 (loss):
Foreign currency
 translation.................         2,411                               2,411
                                -----------    ---------------     ------------
Total comprehensive income
 (loss)......................                                       (23,786,036)
                                -----------    ---------------     ------------
BALANCE AT DECEMBER 31,
 1999........................   $     2,411                  0     $(72,772,138)

   The accompanying notes are an integral part of the consolidated financial statements.

                             deCODE GENETICS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           (DEFICIT)S -- (CONTINUED)

                                                                                                      DIVIDENDS
                                                                                                      ACCRETED
                                                                                                         ON
                                       SHARES                                                        REDEEMABLE,
                               ----------------------    ADDITIONAL                                  CONVERTIBLE
                                                PAR       PAID-IN         NOTES         DEFERRED      PREFERRED     ACCUMULATED
                               COMMON STOCK    VALUE      CAPITAL       RECEIVABLE    COMPENSATION      STOCK         DEFICIT
                               ------------   -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 1999........................    9,604,012    $ 9,604   $ 35,072,575   $ (9,597,830)  $(12,549,757)  $(8,384,951)  $ (77,324,190)
Common stock issued upon
 initial public offering, net
 of issuance cost............   11,040,000     11,040    181,940,726
Issuance of common stock upon
 exercise of warrants........      306,943        307           (307)
Other issuances of common
 stock.......................      165,910        166      3,670,002                     (665,700)
Redeemable, convertible
 preferred stock converted to
 common stock................   23,737,081     23,737    118,735,067                                  13,614,823
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                              2,040,880
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                                                         (5,229,872)     (2,311,007)
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...      (26,977)                                 109,325       185,676
Issuance of common stock upon
 exercise of stock options...      215,000        188      2,130,417     (2,362,448)
Deferred compensation arising
 from stock options..........                              6,809,549                   (6,809,549)
Amortization of deferred
 compensation................                                                           8,270,554
Comprehensive income (loss):
Net loss for the period......                                                                                        (31,118,503)
Other comprehensive income
 (loss):
Foreign currency
 translation.................
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
Total comprehensive income
 (loss)......................
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 2000........................   45,041,969    $45,042   $350,398,909   $(11,850,953)  $(11,568,776)  $         0   $(110,753,700)
                                ==========    =======   ============   ============   ============   ===========   =============


                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE                          TOTAL
                                  INCOME          TREASURY        STOCKHOLDERS'
                                  (LOSS)            STOCK        EQUITY (DEFICIT)
                               -------------   ---------------   ----------------
BALANCE AT DECEMBER 31,
 1999........................   $     2,411                  0     $(72,772,138)
Common stock issued upon
 initial public offering, net
 of issuance cost............                                       181,951,766
Issuance of common stock upon
 exercise of warrants........                                                 0
Other issuances of common
 stock.......................                                         3,004,468
Redeemable, convertible
 preferred stock converted to
 common stock................                                       132,373,627
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                                         2,040,880
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                        (7,540,879)
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...                         (295,028)             (27)
Issuance of common stock upon
 exercise of stock options...                          295,028           63,185
Deferred compensation arising
 from stock options..........                                                 0
Amortization of deferred
 compensation................                                         8,270,554
Comprehensive income (loss):
Net loss for the period......                                       (31,118,503)
Other comprehensive income
 (loss):
Foreign currency
 translation.................        (3,767)                             (3,767)
                                -----------    ---------------     ------------
Total comprehensive income
 (loss)......................                                       (31,122,270)
                                -----------    ---------------     ------------
BALANCE AT DECEMBER 31,
 2000........................   $    (1,356)                 0     $216,269,166
                                ===========    ===============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             deCODE GENETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1998           1999           2000
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(10,908,230)  $(23,788,447)  $(31,118,503)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,470,959      3,374,039      5,203,715
  Equity in net loss of affiliate...........................             0        486,366        738,359
  Amortization of deferred stock compensation...............     4,877,674      8,313,365      8,270,554
  Other stock-based remuneration and stock contributions....       341,968        732,500      3,609,930
  Accrued interest on receivable from share issuance........             0       (893,836)       893,836
  Equipment received for services provided..................             0       (414,000)             0
  Other.....................................................       (45,389)             0       (794,420)
Changes in operating assets and liabilities:
  Receivables and other current assets......................      (753,014)    (1,748,007)   (11,671,110)
  Accounts payable and accrued expenses.....................     1,802,896        906,977      6,315,817
  Deferred research revenue.................................     1,155,000      1,083,333      2,166,666
  Other long-term liabilities...............................        (9,142)       150,624        260,161
                                                              ------------   ------------   ------------
    Net cash used in operating activities...................    (2,067,278)   (11,797,086)   (16,124,995)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (5,084,441)    (2,885,644)   (15,469,623)
  Investment in affiliated company, net.....................             0       (104,324)      (446,345)
  Acquisitions and investments, net.........................             0          3,581       (350,471)
  Other.....................................................             0              0       (174,790)
                                                              ------------   ------------   ------------
    Net cash used in investing activities...................    (5,084,441)    (2,986,387)   (16,441,229)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing of facility.......................     2,437,254              0              0
  Repurchase of preferred stock.............................             0    (20,310,555)   (17,467,077)
  Forfeiture of common stock................................             0           (360)           (27)
  Issuance of preferred stock and warrants..................    27,269,350     41,658,444     34,534,276
  Issuance of common stock, net.............................        26,927            848    182,014,951
  Repayment of notes receivable for common stock............             0        112,000              0
  Cash on deposit...........................................     1,595,769              0              0
  Installment payments on capital lease obligations.........    (1,475,565)    (1,907,084)    (2,216,875)
  Repayment of bridge loans.................................      (340,397)             0              0
                                                              ------------   ------------   ------------
    Net cash provided by financing activities...............    29,513,338     19,553,293    196,865,248
                                                              ------------   ------------   ------------
Net increase in cash........................................    22,361,619      4,769,820    164,299,024
Cash and cash equivalents at beginning of period............     2,714,225     25,075,844     29,845,664
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $ 25,075,844   $ 29,845,664   $194,144,688
                                                              ============   ============   ============
Supplemental cash flow information:
  Cash paid for interest....................................  $    551,576   $    574,226   $    495,143
Supplemental schedule of non-cash transactions:
  Equipment acquired under capital leases...................  $  8,420,123   $          0              0
  Series A preferred stock issued in settlement of current
    liability...............................................       285,000        150,000              0
  Series B preferred stock issued as a part of payment for
    facility................................................       347,216              0              0
  Receivable from share issuance............................             0     33,143,836              0
  Payable to preferred shareholders.........................             0     17,467,077              0
  Series B Preferred Stock issued in exchange for shares in
    affiliate...............................................             0        779,064              0
  Common stock issued in exchange for shares in
    subsidiary..............................................             0      1,449,080      2,394,523
  Supplies received in exchange for services provided.......             0        239,600              0
  Payable for laboratory equipment..........................             0              0     13,150,000

   The accompanying notes are an integral part of the consolidated financial statements.

                             deCODE GENETICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     References to deCODE refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.'s wholly owned subsidiary, Islensk erfoagreining ehf., an Icelandic company registered in Reykjavik.

     deCODE is a genomics and health informatics company which applies and develops modern informatics to collect and analyze data about the Icelandic population in order to develop products and services for the healthcare industry. deCODE was founded in 1996 and its facilities are located in Iceland, where all of deCODE's operations presently take place.

BASIS OF PRESENTATION

     These financial statements are reported in United States dollars, deCODE's functional currency, and prepared in accordance with generally accepted accounting principles in the United States.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its wholly owned subsidiary, Islensk erfoagreining ehf. deCODE conducts all of its operations through this subsidiary. No dividends have been paid by this subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.

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

UNCERTAINTIES

     deCODE is subject to risks common to companies in the biotechnology industry including, but not limited to, development by deCODE or its competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, reliance on the license to create and run the Icelandic Health Sector Database, and compliance with governmental and other regulations.

CONCENTRATION OF RISK

     Financial instruments that potentially subject deCODE to concentrations of credit risk consist principally of temporary cash investments. deCODE's cash is deposited only with financial institutions in Iceland, United Kingdom and the United States having a high credit standing.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of short-term financial instruments, including cash and cash equivalents, receivables, certain other current assets, trade accounts payable, certain accrued liabilities, and other current liabilities
                             deCODE GENETICS, INC.

approximates their carrying amount in the financial statements due mainly to the short maturity of such instruments.

     The fair value of capital lease obligations and other long-term liabilities approximate their carrying amounts based on deCODE's estimated current incremental borrowing rate for similar obligations with similar terms.

CASH EQUIVALENTS

     deCODE considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of generally fifty years for buildings, three to five years for laboratory equipment, five years for furniture and fixtures, and three to five years for other equipment. Maintenance and repairs are expensed as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

     deCODE reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held for use is measured by comparing the carrying amount of an asset to the undiscounted estimated future cash flows expected to be generated by the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If any such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds its fair value.

     deCODE has made no adjustments to the carrying values of long-lived assets during the years ended December 31, 1998, 1999 and 2000.

CAPITAL LEASES

     Assets acquired under capital lease agreements are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Property and equipment subject to capital lease agreements are amortized over the shorter of the life of the lease or the estimated useful life of the asset, in accordance with deCODE's normal depreciation policies, unless the lease transfers ownership or contains a bargain purchase option, in which case the leased asset is amortized over the estimated useful life of such asset.

REVENUE RECOGNITION AND DEFERRED REVENUE

     deCODE's revenues are currently derived primarily from research funding under the research and collaboration agreement with Roche. Research funding revenue is recognized on an accrual basis as services are provided and are recorded with reference to contracted rates. Research funding payments are not refundable in the event that the research efforts are not successful. Milestone payments are recorded when acknowledgement of having achieved applicable performance requirements is received and are recognized as revenue on a retrospective basis over the contractual term of the agreement with Roche. deCODE believes that the milestone payments represent additional amounts of the aggregate total revenue to be earned under
                             deCODE GENETICS, INC.

the arrangement with Roche, and that such revenue is more appropriately accounted for over the service period of the agreement. Accordingly, upon achievement of the milestone, a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder is recognized as services are performed (generally straight-line) over the remaining estimated term of the collaboration. Payments received in advance of being earned are recorded as deferred revenue.

     In October 2000, Roche elected to extend the term of the research and collaboration agreement through January 2002. As a result, deCODE changed the estimated contractual term over which milestone revenue is recognized from three to four years. The cumulative effect of this revision ($1,333,000) has been recorded as a reduction to revenue in the fourth quarter of 2000.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

     All research and development costs, including costs associated with the development of computer software to be used in deCODE's research and development activities, are expensed as incurred.

STOCK-BASED COMPENSATION

     deCODE follows Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options granted to employees or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," and disclose the pro forma effects on net loss and net loss per share had the estimated fair value of the options granted to employees been expensed. SFAS No. 123 requires companies to expense the estimated fair value of stock options granted to non-employees. deCODE has elected to follow the intrinsic value method in accounting for its employee stock options and follows the fair value method in accounting for its non-employee stock options.

FOREIGN CURRENCY TRANSLATION

     deCODE's functional currency is the U.S. dollar. Islensk erf(LOGO)agreining also consolidates its subsidiaries, all of which use the local currency, the Icelandic krona, as the functional currency. For these entities, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss).

     Foreign currency transaction gains and losses are reported according to the exchange rates prevailing on the transaction date and are included in the consolidated statements of operations. Net transaction gains (losses) were $202,255, $(97,798) and $1,488,599 in 1998, 1999 and 2000, respectively.

INCOME TAXES

     deCODE accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of deCODE's assets and liabilities and for tax loss carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

SEGMENT INFORMATION

     Management plans to organize deCODE's main business units along three avenues of commercialization: discovery services, database services, and healthcare informatics. Discovery services, or the development and applications of proprietary bioinformatics tools to discover disease-related genes and associated drug targets,
                             deCODE GENETICS, INC.

are currently carried-out in collaboration with Roche and in deCODE's own research programs. This business unit will also ultimately encompass diagnostic and therapeutic products and pharmacogenomic services. The database services business unit will involve the construction and commercialization of the Icelandic Health Sector Database containing non-personally identifiable data from Icelandic healthcare records, and the deCODE Combined Data Processing system to cross-reference data from the Icelandic Health Sector Database with genealogical and genotypic data. deCODE expects to derive revenues from the database business unit by providing services through the deCODE Combined Data Processing system to pharmaceutical and biotechnology companies, healthcare providers and other participants in the healthcare industry. The healthcare informatics business unit will seek to commercialize bioinformatics tools developed in deCODE's gene and drug target discovery and database efforts. Products of the healthcare informatics business unit are expected to include medical decision-support systems designed to assist the decision making process in the delivery of healthcare and privacy protection products derived from deCODE's expertise in encryption tools for complex and sensitive medical and genetic data.

     Through December 31, 2000, deCODE's efforts have been almost entirely directed toward discovery services. Financial information available for evaluation by management in deciding how to allocate resources and assess performance is that of the business as a whole. For these reasons, deCODE has a single reportable segment. All of deCODE's revenue from inception have been generated in Iceland, and all of deCODE's long-lived assets are located in Iceland. Roche accounted for 100%, 95% and 96% of consolidated revenue in the years ended December 31, 1998, 1999 and 2000, respectively.

COMPUTATION OF NET LOSS PER COMMON SHARE

     Basic net loss per share is computed using net loss available to common stockholders and the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding during the period is the number of shares determined by relating the portion of time within a reporting period that common shares have been outstanding to the total time in that period. Net loss available to common stockholders consists of the following:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1999           2000
                                                      -----------    -----------    -----------
Net loss............................................  $10,908,230    $23,788,447    $31,118,503
Accrued dividends on Series A, Series B and Series C
  preferred stock...................................    2,428,602      5,751,837      5,229,872
Amortized discount on Series A and Series C
  preferred stock...................................      142,921      1,790,950      2,311,007
                                                      -----------    -----------    -----------
Accrued dividends and amortized discount on
  preferred stock...................................    2,571,523      7,542,787      7,540,879
Premium on repurchase of preferred stock............            0     30,887,044              0
                                                      -----------    -----------    -----------
Net loss available to common stockholders...........  $13,479,753    $62,218,278    $38,659,382
                                                      ===========    ===========    ===========

     Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. Diluted net loss per share does not differ from basic net loss per share in all periods presented as potential common shares are antidilutive for all such
                             deCODE GENETICS, INC.

periods and are, therefore, excluded from the calculation. Potential common shares excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive were:

                                                                      DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1999          2000
                                                         ----------    ----------    ----------
                                                          (SHARES)      (SHARES)      (SHARES)
Preferred stock convertible into shares of common
  stock................................................  19,125,683    22,969,544             0
Warrants to purchase shares of common stock............   1,998,926     2,110,037     1,167,500
Options to purchase shares of common stock.............      47,000        45,000       823,000

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements establish a new model for accounting for derivatives and hedging activities and supersede and amend a number of existing standards. Upon the standard's initial application, all derivatives are required to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented. deCODE is required to implement the Statements in the first quarter of fiscal 2001. Considering deCODE's current activities, there will be no significant impact on its financial position or results of operations upon adoption of SFAS No. 133.

     In September 2000, the FASB issued SFAS No. 140 (SFAS No. 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces FASB SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," revising the accounting for securitizations and other transfers of financial assets and collateral as well as requiring certain additional disclosures. SFAS No. 140 establishes standards that are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

     This Statement is effective prospectively, with certain exceptions, for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, however, considering deCODE's current activities, it is not anticipated that the adoption of SFAS No. 140 will have a significant impact on its financial position or results of operations. This Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for deCODE's fiscal year ended December 31, 2000. However, it had no impact on its financial position or results of operations.

RECEIVABLES AND OTHER CURRENT ASSETS

     Receivables and other current assets consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              ----------    -----------
Receivables.................................................  $2,143,226    $ 9,347,946
Value added taxes...........................................   1,209,269      3,662,206
Other current assets........................................     342,856      1,472,184
                                                              ----------    -----------
          Total.............................................  $3,695,351    $14,482,336
                                                              ==========    ===========

     Receivables at December 31, 2000 include $1,347,946 of amounts due from Prokaria, a related party.

                             deCODE GENETICS, INC.

INVESTMENTS AND OTHER

GAGNALIND HF. AND eMR HF.

     In January and February 1999, deCODE acquired equity interests totalling 25.2% in Gagnalind hf. (Gagnalind) in exchange for $254,444 in cash and 70,824 shares of Series B preferred stock. On the date of issuance, these Series B shares had an aggregate estimated value of $779,064, or $11.00 per share. In November 1999, deCODE entered into an agreement in which it acquired common shares of eMR hf. (eMR), an Icelandic software company, in an integrated series of transactions as follows:

     - On November 19, 1999, deCODE issued 68,000 shares of common stock to two Icelandic companies in exchange for an additional 30.4% equity interest in Gagnalind. On this date, these common shares had an aggregate estimated value of $1,449,080, or $21.31 per share.

     - In March and April 2000, deCODE acquired 29,925,000 common shares (35.0%) in eMR in exchange for $341,436 in cash and 31,169,112 shares (55.6%) in Gagnalind.

     - On April 19, 2000, deCODE sold 12,825,000 common shares (15.0%) in eMR to the Icelandic Investment Bank for $963,568.

     deCODE's investment in Gagnalind was accounted for under the equity method until November 19, 1999. On this date, deCODE acquired a majority interest and Gagnalind was consolidated. deCODE's equity in net earnings (loss) of Gagnalind for the period through November 19, 1999 included in other non-operating income and expense is comprised of deCODE's share of the earnings (loss) of Gagnalind and amortization of the difference between deCODE's cost and the underlying equity in the net assets of Gagnalind at acquisition. Minority interest in the earnings (loss) of Gagnalind (44.4%) from November 19, 1999 to year-end 1999 and in the year ended December 31, 2000 was $2,842 and ($32,149), respectively, and is included in other non-operating income and expense. eMR has not declared nor paid any dividends to date.

     In December 2000, the Icelandic Investment Bank and deCODE nullified the previous sale of 12,825,000 common shares (15%) in eMR. deCODE's investment in the common shares of eMR (35%) is accounted for under the equity method and is included in other long-term assets, amounting to $920,274 at December 31, 2000. Equity in net earnings (loss) of affiliate in the year ended December 31, 2000 included in other non-operating income and expense is comprised of deCODE's share of the earnings (loss) of eMR from March 2000 and amortization of the difference between deCODE's cost and the underlying equity in the net assets of eMR at acquisition.

PROKARIA EHF.

     Prokaria ehf. (Prokaria), a consolidated affiliate, underwent a recapitalization during 2000 resulting in its deconsolidation from deCODE and resulting in a gain of $786,794. Such gain is included in other non-operating income and expense in the year ended December 31, 2000. The cash flows and results of Prokaria are included in the consolidated financial statements through September 2000, revenues and net loss for the period being $32,367 and $699,418, respectively. Two of deCODE's executive officers own an aggregate 37.5% of the share capital and are board members of Prokaria.

     Subsequent to Prokaria's recapitalization, deCODE and Prokaria entered into a collaboration and research licensing agreement, the terms of which include:

     - Prokaria settled non-interest bearing debts owed deCODE amounting to $540,654.

     - deCODE sold certain intellectual property rights to certain research, including a patent application, to Prokaria in exchange for: $508,754 cash; royalties on revenue Prokaria may receive from the rights related to the patent application; and, a license for the use of the patent application rights in deCODE's
                             deCODE GENETICS, INC.

       own operations for the duration of the patent. The payment of $508,754 has been recognized and is included in other revenue in the year ended December 31, 2000.

     - deCODE agreed to provide certain sequencing and advisory services in exchange for appropriate fees. deCODE recognized $31,600 in other revenue in respect of such sequencing services provided during the period October to December 2000.

     - Prokaria agreed to reimburse deCODE in respect of certain legal costs incurred by deCODE on Prokaria's behalf.

PROPERTY AND EQUIPMENT

     Property and equipment, all located in Iceland, consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1999           2000
                                                            -----------    -----------
Buildings.................................................  $ 5,339,200    $11,662,353
Laboratory equipment......................................   11,370,430     32,400,291
Furniture and fixtures....................................      763,475      1,940,895
Other equipment...........................................      384,360        605,141
                                                            -----------    -----------
                                                             17,857,465     46,608,680
Less: accumulated depreciation and amortization...........   (4,805,999)    (9,507,990)
                                                            -----------    -----------
          Total...........................................  $13,051,466    $37,100,690
                                                            ===========    ===========

     The total depreciation and amortization of property and equipment for the years ended December 31, 1998, 1999 and 2000 was, $1,470,959, $2,791,449 and
$4,723,967, respectively.

     In January 1998, deCODE purchased the building then housing its research operations and corporate headquarters for total consideration amounting to $2,375,803, comprised of cash and 74,670 shares of Series B preferred stock. In June 1998, deCODE sold the building for $2,403,846 of cash proceeds and leased it back from the counterparty (an Icelandic bank). As ownership of the property will be transferred to deCODE at the end of the lease without any further payment, the transaction has been recorded as a financing and no immediate gain was recognized.

     In addition to deCODE's building, property and equipment includes amounts for certain fixed assets financed under capital lease obligations. Total cost and accumulated amortization relating to property and equipment subject to capital lease obligations was $10,624,985 and $3,336,034, respectively, as of December 31, 1999 and $10,590,668 and $4,975,162, respectively, as of December 31, 2000.

     deCODE's capital lease obligations are collateralized by the assets to which the obligations relate. deCODE has an option to purchase all of the leased property and equipment for 3% of the original lease amount at lease end, with the exception of the leased building, in which ownership transfers upon lease expiration.

     During 1999, laboratory equipment and consumables were received by deCODE from a customer as consideration for equipment testing services provided. Revenue was recorded, and fair value was determined with reference to list prices for such laboratory equipment and consumables. Laboratory equipment valued at $414,000 has been capitalized and is being depreciated according to deCODE's normal depreciation policy and consumables valued at $239,600 were expensed in 1999.

     During 2000, deCODE paid $1,423,000 and was granted permission to construct a building of approximately 15,000 square meters in the University District which will house the operations of deCODE.

                             deCODE GENETICS, INC.

deCODE began excavation on the site during October 2000 and, in January 2001, engaged a contractor for the construction of the building itself. Total building costs through December 31, 2000 ($3,539,184) for the project in-process are included in buildings. Total project cost is estimated to be approximately $30 million. Depreciation on this building will commence when it is placed into service.

     In September 2000, deCODE acquired fifty new gene sequencing machines in exchange for $13,150,000 and twenty-four of its used gene sequencing machines. This laboratory equipment was placed into service in September and October 2000 and depreciation on the equipment commenced at that time. Payment was made in February 2001 and the amount is included in accounts payable and accrued liabilities at December 31, 2000. No gain was recognized in the exchange of deCODE's used equipment.

ACQUISITIONS

CYCLOPS EHF.

     In November 2000, deCODE acquired the outstanding shares of Cyclops ehf. (Cyclops), an Icelandic company performing research involving the solubility and absorption of drugs, in exchange for 107,910 shares of deCODE's common stock. In addition, deCODE issued 30,000 shares of its common stock to the selling shareholders of Cyclops in connection with the continuing employment by the two former owners of Cyclops and that are subject to repurchase by deCODE. deCODE also agreed that the same two former owners of Cyclops would receive a portion of any net royalties deCODE may earn from certain ongoing projects of Cyclops. The consolidated financial statements include the cash flows and results of Cyclops from the date of acquisition.

     The acquisition was accounted for using the purchase method, whereby the total purchase price ($2,394,523) has been allocated to Cyclops' assets and liabilities based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of the net tangible assets acquired has been allocated to patents that are being amortized using the straight-line method over three years. At December 31, 2000, other long-term assets include the recorded amount of patents less accumulated amortization on such amounting to $2,367,154 and $114,575, respectively.

     In addition, compensation in respect of the 30,000 shares of deCODE common stock issued to the selling shareholder of Cyclops ($665,700) is not part of the purchase price but has been recorded as deferred compensation, a component of stockholders' equity, and is being recognized as expense over four years from the date of the acquisition.

ENCODE EHF.

     In November 2000, deCODE acquired the outstanding shares of Islenskar lyfjarannsoknir ehf. (Encode), an Icelandic research company serving the pharmaceutical industry. The acquisition was accounted for using the purchase method, whereby the total purchase price has been allocated to Encode's assets and liabilities based on their estimated fair values on the date of acquisition. The consolidated financial statements include the cash flows and results of Encode from the date of acquisition.

                             deCODE GENETICS, INC.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1999          2000
                                                             ----------    -----------
Payable for laboratory equipment...........................  $        0    $13,150,000
Suppliers..................................................   2,482,683      5,501,428
Salaries and other employee benefits.......................   1,570,150      2,583,131
Other......................................................     261,282      1,722,922
                                                             ----------    -----------
          Total............................................  $4,314,115    $22,957,481
                                                             ==========    ===========

COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     deCODE leases certain property, laboratory equipment and other assets under long-term capital leases which expire at varying dates through 2008. At December 31, 2000, future minimum lease payments for non-cancelable capital leases were as follows:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
2001........................................................  $ 2,000,808
2002........................................................    1,189,722
2003........................................................      383,608
2004........................................................      383,608
2005-2008...................................................    1,355,709
                                                              -----------
Total minimum lease payments................................    5,313,455
Less amount representing interest...........................     (761,795)
                                                              -----------
Present value of future minimum lease payments..............    4,551,660
Less current portion........................................   (1,749,807)
                                                              -----------
Long-term portion...........................................  $ 2,801,853
                                                              ===========

SETTLEMENT AGREEMENT

     On December 31, 1997, deCODE entered into a settlement agreement (the "Agreement") with The Beth Israel Deaconess Medical Center (Beth Israel) in respect of deCODE's past use of the institution's research facilities. Among other terms, the Agreement provides for the joint ownership of a specific technology associated with the linkage of a segment of DNA to the multiple sclerosis trait that was developed at the research facilities. deCODE has obtained an exclusive license from Beth Israel to develop and commercialize therapeutic and diagnostic products worldwide based on Beth Israel's interest in patents and know-how relating to the linkage between this particular segment of DNA and multiple sclerosis. The license under the patents will expire upon the expiration of the last patent to expire and thereafter the license to the know-how will be perpetual.

     Pursuant to the Agreement, deCODE paid cash fees and issued Series A preferred stock as follows: on January 1, 1998, deCODE issued 100,000 shares of Series A preferred stock; and, on December 31, 1998 and 1999, deCODE issued 20,000 shares and 10,000 shares of Series A preferred stock, respectively. The amounts paid and the value of the shares issued have been expensed in the statement of operations. During the years
                             deCODE GENETICS, INC.

ended December 31, 1998 and 1999, deCODE recognized stock-based remuneration expenses of $81,000 and $217,500, respectively, which related to the share issuances and resulted from the difference between the contractual share issuance price and the estimated fair value of the shares on the dates of issuance.

     Under the terms of the Agreement, deCODE is obligated to pay license fees and other payments upon the achievement of established milestones leading to the discovery of defined products. deCODE is also required to pay royalties to Beth Israel on certain royalty bearing products which may result from the licensed technology. Such royalties are to be paid for a period up to and potentially exceeding 15 years.

COLLABORATIVE PARTIES

     F.Hoffman-La Roche. In February 1998, deCODE entered into a research collaboration and cross-license agreement with Roche to collaborate on the discovery of genetic variations which affect the cause of diseases for the purpose of developing new methods to diagnose diseases and obtain drug targets useful in drug discovery. The agreement provides for a steering committee, the membership of which is equally divided between the parties, to oversee the collaborative research programs. The agreement requires deCODE to conduct research activities assigned by the steering committee and requires Roche to fund the collaborative gene discovery programs in twelve diseases, including four cardiovascular diseases, four psychiatric/neurologic diseases and four metabolic diseases, by making specified payments according to a payment schedule. Roche's obligation under the agreement to fund these programs will continue until February 1, 2003 provided that Roche elects to extend the research term of the agreement for the one-year period commencing on the fourth anniversary of the agreement. In addition to research funding payments, Roche is required to make payments to deCODE upon the achievement of specified scientific development and marketing milestones. Under this agreement, deCODE may receive a total of more than $200 million in research funding and milestone payments, depending on its progress in the research efforts. The costs of the collaboration with Roche which deCODE has incurred consist mainly of salaries, materials, equipment depreciation and other facilities costs amounting to an estimated $12.7 million, $21.9 million and $23.2 million in 1998, 1999 and 2000, respectively. The agreement gives Roche exclusive worldwide rights to develop and commercialize therapeutic and diagnostic products based on gene discoveries. Roche is required to pay deCODE royalties on sales of any such products until the later of ten years from the first commercial sale or the last date on which the product is covered by a patent. deCODE retained the exclusive, worldwide rights to develop and commercialize gene therapy and antisense products based on its gene discoveries and will be required to pay Roche royalties on sales of any such products.

     Partners HealthCare System, Inc. In May 2000, deCODE entered into a strategic alliance agreement and crosswalk development agreement with Partners HealthCare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital, and The Brigham and Women's Hospital, Inc. (collectively "Partners") pursuant to which deCODE will (a) fund research by investigators of Partners pursuant to sponsored research agreements and/or clinical trial agreements to be entered into from time to time, (b) collaborate with Partners on, and provide funding for, development of an information technology bridge, called the crosswalk, to facilitate studies with the deCODE Combined Data Processing system and Partners' Research Patient Data Registry and (c) develop and market, in consultation with Partners, new information technology products and services relating to the use of the crosswalk for future pharmaceutical and biotechnology applications.

     The strategic alliance agreement provides that a steering committee, the membership of which is equally divided between the parties, will oversee the alliance (including the development of the crosswalk) and select the research projects and/or clinical trials that deCODE will fund at Partners. deCODE has an exclusive option to acquire an exclusive license to any patents or copyrights developed under such sponsored research or clinical trial agreements on financial terms to be negotiated by the parties based on pre-determined criteria contained in the strategic alliance agreement. Each party has the right to use the crosswalk to facilitate studies
                             deCODE GENETICS, INC.

with the databases for non-commercial internal research purposes. Each party also has the right to use the crosswalk to facilitate studies with such party's own database to conduct commercially sponsored research. Partners is required to pay deCODE a royalty on revenue it receives from such use. In addition, deCODE has the exclusive right to use the crosswalk to develop and market products and services but are obligated to pay Partners a royalty on revenue from the sale of such products and services.

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

     Hospital and Physician Collaborations. deCODE has entered into collaboration agreements and arrangements with the Icelandic Heart Association and several physician groups. The goal of these collaborations is the discovery of genetic factors which contribute to the genesis of certain disorders on which the various physician groups maintain patient information. Under the agreements, these institutions and/or physicians contribute data or other clinical information and deCODE contributes equipment, research supplies and our molecular genetics and experimental design expertise. The agreements also require deCODE to reimburse all project-related expenses. If deCODE sells project results, the agreements require it to make specified payments and pay a portion of any performance-based milestones and royalties that it receives. deCODE has already sold the results of many of these projects to a third party, Roche. deCODE shares the ability to make management decisions regarding the projects with the physician groups, and jointly forms an executive or steering committee to monitor the project. deCODE's collaboration agreements with the physician groups normally continue for a term of no more than five years.

     To further facilitate deCODE's research projects and enable it to construct lists of patients with specific diseases, deCODE has also entered into collaboration agreements and arrangements with two of the largest hospitals in Iceland, one of which was recently founded by merger of the two formerly largest hospitals. Under the terms of these agreements, the hospitals provide research data. deCODE's projects are monitored by a surveillance committee that is jointly appointed with the hospitals. deCODE is obligated to pay all of the expenses (other than the hospitals' administrative expenses) incurred as a result of the collaboration. The agreements with the hospitals will continue until terminated by the parties.

     The Icelandic Health Sector Database license requires deCODE to enter into agreements with Icelandic health institutions and self-employed health service workers regarding access to and the processing of information from medical records. To date, deCODE has entered into such agreements with nine Icelandic health institutions.

ICELANDIC HEALTH SECTOR DATABASE LICENSE

     On January 22, 2000, the Ministry of Health and Social Security, or the Ministry, granted deCODE an operating license to create and run the Icelandic Health Sector Database, or the License. The License, which has a term of twelve years, allows deCODE to collect data from medical records of Icelandic healthcare institutions and self-employed healthcare professionals and to transfer such data in encrypted form into a centralized database. As required by the License and concurrently with the issuance of the License, deCODE entered into an agreement with the Ministry whereby deCODE must pay the Icelandic government a fixed annual fee of 70 million Icelandic kronas and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic kronas per year. At December 31, 2000, $826,446 in respect of these annual fees has been provided and is included in accounts payable and other accrued expenses. The agreement also provides
                             deCODE GENETICS, INC.

that deCODE's rights to the Icelandic Health Sector Database will be transferred to the Ministry on the expiration or termination of the license, January 2012.

     deCODE's preparation of the Icelandic Health Sector Database is subject to technical requirements imposed by the Icelandic Data Protection Authority, or the Authority, in areas such as data encryption and privacy protection. These requirements are subject to change from time to time and may require greater technical capabilities than deCODE currently has. Compliance with these requirements can be expensive and time-consuming and may delay the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system or make such development more expensive than anticipated. In addition, deCODE's compliance is subject to evaluation by the agencies imposing these requirements. deCODE cannot control the time required for this evaluation, and accordingly, the evaluation process may lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

     deCODE is subject to a very extensive indemnity clause in the agreement with the Ministry, pursuant to which it has:

     - agreed not to make any claim against the government if the Act or the License are amended as a result of the Act or rules relating to the Icelandic Health Sector Database being found to be inconsistent with the rules of the European Economic Area or other international rules and agreements to which Iceland is or becomes a party;

     - agreed that if the Icelandic state by a final judgment is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or issuance of the License, deCODE will indemnify it against all damages and costs in connection with the litigation; and

     - agreed to compensate any third parties with whom the Icelandic government negotiates a settlement of liability claims arising from the legislation on the Icelandic Health Sector Database and/or the issue of the License, provided that the Icelandic government demonstrates that it was justified in agreeing to make payments pursuant to the settlement.

     The License and the agreement under which deCODE received the license also require it to:

     - pay the costs incurred by the health institutions (including the costs of medical record software) in connection with the entering of data from medical records before transfer to the Icelandic Health Sector Database;

     - financially segregate the operation of the Icelandic Health Sector Database from its other activities by maintaining a separate operating unit, and separate accounts for the Icelandic Health Sector Database;

     - pay the costs of the governmental agencies which monitor deCODE's Icelandic Health Sector Database activities;

     - indemnify and agree not to sue the Icelandic government for any liability resulting from the passage of the legislation on the Icelandic Health Sector Database and its operation and/or the issuance of the Icelandic Health Sector Database; and

     - observe international science ethics rules.

     The License prohibits deCODE from, among other things, abusing its position by charging unreasonable fees, refusing business to our competitors or discriminating among customers by imposing discriminatory or other onerous business terms on our customers; or assigning or pledging our rights in the License.

     The Icelandic Health Sector Database license will expire in January 2012, unless an extension is granted.

                             deCODE GENETICS, INC.

LITIGATION

     In January 2000, (LOGO)orsteinn Jonsson and Genealogia Islandorum hf., the alleged holders of copyrights to approximately 100 books of genealogical information, commenced an action against deCODE in the District Court of Reykjavik in Iceland. They allege that deCODE's genealogy database infringes their copyrights and seek damages in the amount of approximately 616,000,000 Icelandic kronas, or approximately $7,300,000 (as of December 31, 2000) and a declaratory judgment to prevent deCODE from using the allegedly infringing data. deCODE believes the suit is without merit and intends to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

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

PREFERRED STOCK

     Prior to deCODE's initial public offering of common stock, deCODE was authorized to issue a total of 32,641,926 shares of preferred stock. Of these shares, 11,041,926 shares, 10,300,000 shares, and 4,583,334 shares had been designated Series A, Series B and Series C, respectively, and 6,716,666 remain undesignated.

     In accordance with the terms of the then outstanding preferred stock, shares of Series A, Series B, and Series C preferred stock were converted into 9,624,282, 10,046,132 and 4,066,667 shares of common stock, respectively, effective upon the closing of deCODE's initial public offering in July 2000. Effective concurrently with the initial public offering, all authorized shares of Series A, Series B and Series C preferred stock were retired.

     In respect of the remaining undesignated shares of preferred stock, deCODE's Board of Directors is authorized, except as otherwise limited by Delaware law, without further action by the stockholders to:

     - issue shares of preferred stock in one or more series;

     - fix or alter the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preferences of any wholly unissued series of preferred stock;

     - designate the number of shares constituting, and the designation of, any series of preferred stock; and

     - increase or decrease the number of shares of a series subsequent to the issue of shares of that series, but not below the number of shares of that series then outstanding.

                             deCODE GENETICS, INC.

                                      NUMBER OF SHARES                                AMOUNT
                            -------------------------------------   -------------------------------------------
                             SERIES A     SERIES B      SERIES C      SERIES A       SERIES B        SERIES C
                            PREFERRED     PREFERRED    PREFERRED     PREFERRED       PREFERRED      PREFERRED
                              STOCK         STOCK        STOCK         STOCK           STOCK          STOCK           TOTAL
                            ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  1997....................  11,790,375             0            0   $ 12,603,990   $           0   $          0   $  12,603,990
Issuance of Series A
  preferred stock.........     120,000                                   366,000                                        366,000
Issuance of Series B
  preferred stock.........                 4,712,990                                  22,616,316                     22,616,316
Issuance of Series C
  preferred stock,
  warrants and options....                              2,500,000                                     5,000,250       5,000,250
Accretion of dividends and
  amortization of discount
  on preferred stock......                                             1,042,473       1,113,560        415,490       2,571,523
                            ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  1998....................  11,910,375     4,712,990    2,500,000   $ 14,012,463   $  23,729,876   $  5,415,740   $  43,158,079
Repurchase and retirement
  of Series A preferred
  stock...................  (2,358,074)                               (2,916,259)                                    (2,916,259)
Exchange of common stock
  for Series B preferred
  stock...................                   250,000                                   3,750,000                      3,750,000
Repurchase of Series B
  preferred stock.........                  (250,000)                                 (3,750,000)                    (3,750,000)
Repurchase of Series C
  preferred stock and held
  in treasury.............                               (100,000)                                     (224,329)       (224,329)
Issuance of Series A
  preferred stock.........      10,000                                   367,500                                        367,500
Issuance of Series B
  preferred stock.........                 5,180,824                                  71,869,064                     71,869,064
Issuance of Series C
  preferred stock and
  warrants................                              1,111,111                                     1,792,525       1,792,525
Accretion of dividends and
  amortization of discount
  on preferred stock......                                               942,183       4,266,212      2,334,392       7,542,787
                            ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  1999....................   9,562,301     9,893,814    3,511,111     12,405,887      99,865,152      9,318,328     121,589,367
Issuance of Series A
  preferred stock upon
  exercise of warrants....      61,981                                    61,981                                         61,981
Issuance of Series B
  preferred stock.........                   152,318                                   3,000,000                      3,000,000
Issuance of Series C
  preferred stock and
  warrants upon exercise
  of option...............                                555,556                                       181,400         181,400
Accretion of dividends and
  amortization of discount
  on preferred stock......                                               494,980       4,418,652      2,627,247       7,540,879
Redeemable, convertible
  preferred stock
  converted to common
  stock...................  (9,624,282)  (10,046,132)  (4,066,667)   (12,962,848)   (107,283,804)   (12,126,975)   (132,373,627)
                            ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  2000....................           0             0            0   $          0   $           0   $          0   $           0
                            ==========   ===========   ==========   ============   =============   ============   =============

SERIES A PREFERRED STOCK

     In connection with the sale of 5,090,376 shares of Series A preferred stock in October 1997, deCODE issued 1,137,814 warrants to purchase Series A preferred stock for $1.00 per share. The total consideration received under the issuance was allocated between the preferred shares and the warrants based upon their relative fair values at the date of issuance. The consideration allocated to the warrants was $650,240, and the resulting discount on the preferred shares was being amortized over seven years, the earliest redemption date
                             deCODE GENETICS, INC.

of the Series A preferred stock. One stockholder exercised 61,981 warrants in March 2000 and, in connection with deCODE's initial public offering and in accordance with the their terms, the remaining 1,075,833 warrants were converted in July 2000 into warrants to purchase the same number of shares of common stock.

SERIES B PREFERRED STOCK

     In January 2000, deCODE and the Icelandic Ministry for Health and Social Security agreed to jointly establish an independent foundation, the objective of which is to tend to matters of interest for children in Iceland. In May 2000, deCODE provided capital to the foundation in the amount of 150,000 shares of deCODE's Series B preferred stock for $0.001 per share; such issuance resulting in $3 million being recorded immediately as a contribution expense.

SERIES C PREFERRED STOCK

     Pursuant to a stock and warrant purchase agreement signed in February 1998, Roche purchased 2,500,000 shares of Series C preferred stock at $2.00 per share in February 1998, 555,555 shares of Series C preferred stock at $3.00 per share in February 1999, 555,556 shares of Series C preferred stock at $3.00 per share in May 1999, and 555,556 shares of Series C preferred stock at $4.00 per share in June 2000. There are no future performance obligations or any stated or unstated rights or privileges associated with these purchases of Series C preferred stock by Roche. In connection with these share purchases, Roche also obtained warrants to purchase an additional 416,667 shares of Series C preferred stock for a weighted-average exercise price of $2.53 per share. The total consideration received under these issuances was allocated between the preferred shares and the warrants based upon their relative fair values at the dates of issuance.

     Options and warrants to purchase 861,112 shares of Series C preferred stock were issued to Roche in February 1998. The consideration allocated to these options and warrants was $400,250, and the resulting discount on the preferred shares was being amortized over seven years, the earliest redemption date of the Series C preferred stock. An option to purchase 555,556 shares of Series C preferred stock and an option to purchase warrants in respect of 55,556 shares of Series C preferred stock were exercised in June 2000 (refer above and below). The remaining 250,000 warrants expire in February 2007

     The consideration allocated to the 55,555 warrants issued in February 1999 was $41,668, and the resulting discount on the preferred shares was being amortized over seven years, the earliest redemption date of the Series C preferred stock. These warrants expire in February 2008.

     The consideration allocated to the 55,556 warrants issued in May 1999 was $125,804 resulting in the preferred shares being issued at a discount. As the preferred shares issued with these warrants were issued with beneficial conversion features, the remaining consideration to be allocated was recorded as additional paid-in capital resulting in no consideration being allocated to the preferred shares. This resulting discount on the preferred shares was amortized entirely on the date of issuance, as the preferred shares are convertible upon issuance. These warrants expire in May 2009.

     The consideration allocated to the 55,556 warrants issued in June 2000 was $181,400 resulting in the preferred shares being issued at a discount. As the preferred shares issued with these warrants were issued with beneficial conversion features, the remaining consideration to be allocated was recorded as additional paid-in capital resulting in no consideration being allocated to the preferred shares. This resulting discount on the preferred shares was amortized entirely on the date of issuance, as the preferred shares are convertible upon issuance. These warrants expire in June 2009.

     In connection with deCODE's initial public offering and in accordance with the their terms, the remaining Series C preferred stock warrants outstanding (416,667) were converted in July 2000 into warrants to purchase the same number of shares of common stock.

                             deCODE GENETICS, INC.

ISSUANCE OF SERIES B PREFERRED STOCK

     On June 30, 1999, deCODE entered into a Stock Purchase Agreement (the "Purchase Agreement") to sell five million shares of Series B preferred stock at $7.50 per share (the "Purchase Price") to a Luxembourg-based financial buyer (the "Buyer"). The sale closed on August 8, 1999.

     Contemporaneously with the execution of the Purchase Agreement, deCODE and the Buyer entered into an agreement pursuant to which the parties agreed upon the following:

     - Sales of Series B preferred stock in the Icelandic market shortly before the date of the Purchase Agreement indicated that the market price was approximately $15 per share;

     - The Buyer would sell the Series B preferred stock to Icelandic investors at the market price;

     - The Purchase Price at which the Buyer would buy the Series B shares from deCODE would be increased to $15.00 per share (the "Adjusted Purchase Price") if (i) the Buyer was able to sell at least 50% of the Series B shares at or above the Adjusted Purchase Price and (ii) the trading price in the Icelandic market remained at or above the Adjusted Purchase Price from the time of such resale through the end of 1999;

     - In the event that deCODE received the incremental Adjusted Purchase Price proceeds from the Buyer, deCODE would also receive interest on such amount at a rate of 6% per annum from the closing date; and

     - The Buyer would receive a commission of 7% of the proceeds from the sale of the Series B preferred stock for the placement of deCODE's stock. This commission would only become payable in the event that the Purchase Price was subsequently increased to the Adjusted Purchase Price.

     On August 8, 1999, the closing date, the Buyer advised deCODE that it had arranged for the sale of at least 50% of the Series B shares at a price of $15.00 per share.

EXCHANGE OF COMMON STOCK FOR SERIES B PREFERRED STOCK

     On August 8, 1999, deCODE exchanged 333,333 shares of common stock held by deCODE's chief executive officer, or CEO, for 250,000 shares of newly issued Series B preferred stock. At that time, the common shares were estimated to have a fair value equal to 90% of the fair value of the Series B preferred shares. This exchange resulted in a deemed contribution by deCODE's CEO of $750,000 being recorded. The 333,333 shares of common stock were held in treasury and subsequently re-issued during 1999.

REPURCHASE OF SERIES A, SERIES B AND SERIES C PREFERRED STOCK

     On August 8, 1999, deCODE repurchased the 250,000 shares of Series B preferred stock issued to its CEO pursuant to a Resolution adopted by the Board of Directors. The 250,000 shares of Series B preferred stock were held in treasury and subsequently re-issued during 1999.

     On August 11, 1999, deCODE repurchased and retired 2,358,074 shares of Series A preferred stock.

     On August 24, 1999, deCODE repurchased and held in treasury 100,000 shares of Series C preferred stock.

     Pursuant to the Series A and Series C preferred stock repurchase agreements and the Board Resolution, the initial repurchase price deCODE paid for such shares of Series A, Series B and Series C preferred stock was $7.50 per share (the "Repurchase Price"). deCODE paid the Repurchase Price to the selling shareholders in August 1999. However, pursuant to agreements between the respective stockholders and deCODE on July 12, 1999, it was agreed that the repurchase price paid for the Series A, Series B and Series C
                             deCODE GENETICS, INC.

preferred stock would be equal to the Purchase Price per share, net of any commission payable to the Buyer, at which deCODE sold shares of its Series B preferred stock in the August 8, 1999 offering.

ADJUSTMENT TO ISSUANCE AND REPURCHASE PRICES

     On December 28, 1999, the conditions requiring an increase of the Purchase Price were met, and deCODE and the Buyer agreed on an Adjusted Purchase Price of $15.00 per share for the five million shares of Series B preferred stock sold to the Buyer on August 8, 1999. It was also agreed that the Buyer would receive the commission in the amount of $5,250,000, representing 7% of the total aggregate Adjusted Purchase Price for the Series B shares.

     As of December 31, 1999, deCODE had recorded a receivable from the Buyer in the amount of $33,143,836 representing the incremental amount due from the Buyer with respect to the Adjusted Purchase Price of $37,500,000, less commissions and plus accrued interest. The receivable from the Buyer was paid in February 2000. The total amount received was $33,476,712.

     As a result of the Purchase Price being adjusted, on December 28, 1999, deCODE and the Series A stockholders, deCODE's CEO and the Series C stockholder agreed upon an adjusted repurchase price for the Series A, Series B and Series C preferred stock of $13.95 per share, that being the Adjusted Purchase Price of $15.00 per share less a commission of 7% of the Adjusted Purchase Price. This adjustment to the repurchase price resulted in the Series A and Series C shares being repurchased for total premiums of $29,978,873 and $1,170,671, respectively, and the Series B shares being repurchased for a net discount of $262,500.

     The incremental repurchase price per share of $6.45, or $17,467,077 in aggregate, was paid to the respective sellers of Series A, Series B and Series C preferred stock in February 2000, and accordingly, is reflected in the balance sheet at December 31, 1999 as a current liability.

COMMON STOCK

     The total authorized shares of common stock, par value $0.001, of deCODE is 60,000,000 shares. Holders of shares of common stock are entitled to one vote at all meetings of stockholders for each share held by them. The common stock has no preemptive rights or other rights to subscribe for additional shares, no conversion right and no right of redemption. Subject to the rights and preferences of the holders of any preferred stock, the holders of the common stock are entitled to receive such dividends as, when and if declared by the Board of Directors out of funds legally available for that purpose.

     In July 2000, deCODE completed its initial public offering of common stock. A total of 11,040,000 shares were sold by deCODE at a price of $18.00 per share. The offering resulted in net proceeds to deCODE of approximately $182.0 million, net of an underwriting discount of $13.9 million and offering expenses of $2.9 million.

     Of the 6,015,000 shares of common stock that were issued and paid at the inception of deCODE, 5,789,438 were issued to the founders of deCODE subject to certain vesting provisions ("Founder Stock"). The unvested shares of Founder Stock are subject to repurchase by deCODE at the original issue price in the event that a founder does not continue in employment, according to individual terms. At December 31, 2000, 160,982 shares of the Founder Stock remained subject to repurchase.

     Of the Founder Stock, 3,125,292 shares of common stock are entitled to piggyback registration rights with respect to the registration of such shares under the Securities Act. Should deCODE propose to register any further shares of common stock under the Securities Act either for deCODE's own account or for the account of other security holders, the holders of shares having piggyback rights are entitled to receive notice of the registration and are entitled, with some limitation, to include their shares in the registration.

                             deCODE GENETICS, INC.

     Forfeited unvested Founder Stock and unvested common stock issued upon early exercise of stock options totalling 359,655 and 26,977 shares in 1999 and 2000, respectfully, were held in treasury and subsequently re-issued during those same years. At December 31, 2000, 1,895,586 shares of common stock that were issued upon early-exercise of stock options remained unvested.

     Notes receivable provided in connection with the purchase of common stock are collateralized only by the shares to which they relate, are payable after a fixed period of generally four years and bear a fixed interest rate of generally six percent per annum.

     Upon the closing of deCODE's public offering in July 2000, warrants to purchase 1,075,833 shares of Series A preferred stock and warrants and options to purchase 416,667 shares of Series C preferred stock automatically converted into warrants and options to purchase the same number of shares of common stock. Of these warrants, 325,000 were exercised during the period from the public offering and December 31, 2000. At December 31, 2000, 1,167,500 warrants to purchase the same number of common stock are outstanding. Holders of such warrants and options have the right to require deCODE to file a registration statement under the Securities Act covering the registration of their shares at any time after 180 days from the effective date of an initial registration statement if the holders of 50% of such shares demand registration. Such registration rights are subject to conditions and limitations, including the right of the underwriters of an offering to limit the number of shares of common stock which security holders may include in a registration. Further, deCODE may defer a registration for a period of 90 days if deCODE furnishes to the holders requesting registration a certificate signed by the chairman of the board stating that in the good faith judgment of the Board of Directors it would be seriously detrimental to deCODE and its stockholders for the requested registration to be effected at that time. deCODE is generally required to bear all of the expenses of such registrations, except underwriting discounts and selling commissions. Registration of any of the shares of common stock held by security holders with registration rights would result in such shares becoming freely tradable without restriction under the Securities Act immediately upon effectiveness of such registration.

STOCK OPTION PLAN

     In August 1996, deCODE adopted the deCODE genetics, Inc. 1996 Equity Incentive Plan (the "Plan"). A total of 6,000,000 options are reserved to be granted under the terms of the Plan. The Plan provides for grants of stock options to employees, members of the Board of Directors, consultants and other advisors who are not employees. Options granted to date generally vest over a period of four years, generally have a maximum term of 10 years, and may contain early-exercise provisions allowing for company-provided financing of the exercise price. As of December 31, 2000, 1,048,000 shares were available for grant under the 1996 Plan.

                             deCODE GENETICS, INC.

     Options transactions pursuant to the Plan are summarized as follows:

                              EXERCISE PRICE          EXERCISE PRICE           EXERCISE PRICE
                            GREATER THAN GRANT         EQUALS GRANT           LESS THAN GRANT
                           DATE STOCK FAIR VALUE   DATE STOCK FAIR VALUE   DATE STOCK FAIR VALUE            TOTAL
                           ---------------------   ---------------------   ----------------------   ----------------------
                                       WEIGHTED-               WEIGHTED-                WEIGHTED-                WEIGHTED-
                                        AVERAGE                 AVERAGE                  AVERAGE                  AVERAGE
                            NUMBER     EXERCISE     NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE
                           OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES      PRICE     OF SHARES      PRICE
                           ---------   ---------   ---------   ---------   ----------   ---------   ----------   ---------
Outstanding at December
  31, 1997...............         0      $0.00            0     $ 0.00      1,180,000     $0.20      1,180,000    $ 0.20
Granted..................   540,000       4.00       15,000       4.00      1,378,500      0.64      1,933,500      1.58
Exercised................  (523,000)      4.00            0       0.00     (2,543,500)     0.42     (3,066,500)     1.03
                           --------      -----     --------     ------     ----------     -----     ----------    ------
Outstanding at December
  31, 1998...............    17,000       4.00       15,000       4.00         15,000      0.20         47,000      2.79
Granted..................         0       0.00            0       0.00        855,500      5.85        855,500      5.85
Exercised................    (7,000)      4.00            0       0.00       (840,500)     5.62       (847,500)     5.61
Cancelled................   (10,000)      4.00            0       0.00              0      0.00        (10,000)     4.00
                           --------      -----     --------     ------     ----------     -----     ----------    ------
Outstanding at December
  31, 1999...............         0       0.00       15,000       4.00         30,000      9.25         45,000      7.50
Granted..................         0       0.00      779,000      15.31        305,000      5.53      1,084,000     12.56
Exercised................         0       0.00     (140,000)     12.54        (75,000)     0.84       (215,000)     8.46
Cancelled................         0       0.00      (91,000)     17.90              0      0.00        (91,000)    17.90
                           --------      -----     --------     ------     ----------     -----     ----------    ------
Outstanding at December
  31, 2000...............         0      $0.00      563,000     $15.49        260,000     $6.86        823,000    $12.76
                           ========      =====     ========     ======     ==========     =====     ==========    ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                         OUTSTANDING
                                                   -----------------------
                                                                WEIGHTED-
                                                                 AVERAGE        VESTED AND EXERCISABLE
                                                                REMAINING    ----------------------------
                                                               CONTRACTUAL               WEIGHTED-AVERAGE
                                                   NUMBER OF      LIFE       NUMBER OF       EXERCISE
EXERCISE PRICE                                      SHARES     (IN YEARS)     SHARES          PRICE
--------------                                     ---------   -----------   ---------   ----------------
$0.20 to $5.70...................................   125,000       7.27        80,854          $ 3.44
$10.00 to $13.56.................................   454,500       9.72             0            0.00
$18.00 to $18.29.................................   243,500       8.94        17,363           18.25
                                                    -------       ----        ------          ------
$0.20-18.29......................................   823,000       9.10        98,217          $ 6.06
                                                    =======       ====        ======          ======

     deCODE records deferred compensation for employee stock options based on the difference between the exercise price and the common stock fair value on the measurement date (i.e., the date on which both the number of shares to be issued and the exercise price are fixed and determinable) and records interim estimates of deferred compensation between the grant date and the measurement date. deCODE records deferred compensation for non-employee stock options based on the grant date fair value of options granted as estimated by the Black-Scholes option pricing model. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the options. Stock-based compensation expense of $4,655,647, $5,815,010 and $8,246,419 was recognized in the statements of operations during the years ended December 31, 1998, 1999 and 2000 for employee stock options, and stock-based compensation expense of $222,027, $2,498,355 and $24,135 was recognized in the statements of operations during the years ended December 31, 1998, 1999 and 2000 for non-employee stock options.

                             deCODE GENETICS, INC.

     Each employee option grant generally vests twenty-five percent on the first anniversary date of an employee's commencement of employment and 1/48th of the original grant each month thereafter for the following three years. Non-employee option grants generally have not contained vesting provisions.

     All options granted from inception through 1999 and two option grants in 2000 have contained a provision for early-exercise according to the terms of the Plan with company-provided financing of the exercise price made available. In almost all cases, employees took advantage of their right to early-exercise and to fund such exercise with a company-provided loan. The company-provided loans are due after a fixed term of generally four years and bear a fixed interest rate of six percent per annum.

     Employee stock options granted in 1997 and 1998 were amended in March 1999. Such amendment eliminated prepayment terms with respect to principal and interest pursuant to the company-provided note and fixed the interest rate at 6%. With this, these option grants, which were originally variable awards, became fixed. Total compensation measured at March 1999 with respect to the options granted in 1997 and 1998 aggregated $14,872,579. Of this amount, $11,851, $4,655,647 and $1,265,947 was recognized as compensation in the consolidated statements of operations in 1997, 1998 and in the period January through March 1999, respectively. Compensation deferred as of and to be recognized subsequent to March 1999 with respect to the options granted in 1997 and 1998, amounted to $8,939,134.

OTHER STOCK AND STOCK OPTION ARRANGEMENTS

     In February 1998, deCODE granted a stock option to a collaborator which was not granted under the provisions of the Plan. This option was for 80,000 shares of common stock at an exercise price of $0.40 per share. The option had no vesting provisions and was immediately exercised using company-provided financing that was subsequently paid in 1999.

     In 2000, deCODE issued 20,000 shares of common stock to collaborators amounting to $415,953 in exchange for services provided. This remuneration amount was charged to expense in the statement of operations in the year ended December 31, 2000.

PRO FORMA NET LOSS PER COMMON SHARE

     Had compensation cost for all stock options been determined based on the fair value at the grant date for awards in 1998, 1999 and 2000, consistent with the provisions of SFAS No. 123, deCODE's net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1999           2000
                                                      -----------    -----------    -----------
Net loss attributable to common stockholders -- as
  reported..........................................  $13,479,753    $62,218,278    $38,659,382
Net loss attributable to common
  stockholders -- proforma..........................    9,471,753     58,348,278     35,862,382
Basic and diluted net loss per share -- as
  reported..........................................         3.06           9.65           1.63
Basic and diluted net loss per share -- pro forma...         2.15           9.05           1.52

     Pro forma net loss and net loss per share for the years ended December 31, 1998, 1999 and 2000 is less than net loss and net loss per share as reported as a result of deCODE's employee stock options initially being accounted for as variable awards under APB No. 25. The variable award accounting combined with the growth in the estimated fair value of deCODE's common stock during these years resulted in significant stock-based compensation expense being recognized in the statements of operations for 1998, 1999 and 2000 under APB No. 25.

     The effects of applying the provisions of SFAS No. 123 on net loss and net loss per share as stated above is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be
                             deCODE GENETICS, INC.

granted in future years. The weighted-average grant date fair values using the Black-Scholes option pricing model were:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1998      1999      2000
                                                              -----    ------    ------
Exercise price greater than grant date stock fair value.....  $2.31    $   --    $   --
Exercise price equals grant date stock fair value...........  $1.88    $   --    $ 9.82
Exercise price less than grant date stock fair value........  $1.72    $11.89    $17.65

     The fair values of the options granted during 1998, 1999 and 2000 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, expected volatility of 50%, 60% and 80%, respectively; expected terms of 3.8 years, 3.9 years and 5.0 years, respectively; and risk-free interest rates of 5.44%, 5.74% and 5.42%, respectively.

STOCK-BASED COMPENSATION AND REMUNERATION

     Stock-based compensation represents the expense charged in the statements of operations relating to employee and non-employee stock options granted. Stock-based remuneration represents the expense charged in the statements of operations relating to shares of stock issued to non-employees in exchange for services provided. Stock-based compensation and remuneration are included in the statements of operations in the following captions:

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1999          2000
                                                         ----------    ----------    ----------
General and administrative expense.....................  $1,757,639    $3,478,968    $4,072,819
Research and development expense.......................   3,462,003     5,566,897     4,613,688
                                                         ----------    ----------    ----------
          Total........................................  $5,219,642    $9,045,865    $8,686,507
                                                         ==========    ==========    ==========

     In addition, general and administrative expenses in the year ended December 31, 2000 include charitable contributions of 150,000 shares of Series B preferred stock amounting to $3.0 million and of 8,000 shares of common stock amounting to $193,992.

DEFINED CONTRIBUTION BENEFITS

     deCODE contributes to relevant pension organizations for personnel in Iceland. Certain other discretionary contributions may be made. Contributions are based on employee salaries paid and deCODE has no further liability in connection with these plans. Total contributions were $381,138, $747,939 and $979,306 for the years ended December 31, 1998, 1999 and 2000, respectively.

INCOME TAXES

     Due to deCODE incurring net losses since inception, there is no provision for income taxes for the years ended December 31, 1998, 1999 and 2000. deCODE has not paid income taxes in the United States, Iceland or elsewhere since inception.

                             deCODE GENETICS, INC.

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities were as follows:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1999            2000
                                                              -----------    ------------
DEFERRED TAX ASSETS (LIABILITIES):
Loss carryforwards..........................................  $ 5,662,000    $  6,221,000
Capitalization of research and development costs............    3,308,000       6,375,000
Deferred revenue............................................            0         908,000
Other deferred tax assets...................................      121,000         268,000
Tax depreciation in excess of book depreciation.............     (428,000)       (616,000)
Patent......................................................            0        (710,000)
                                                              -----------    ------------
Net deferred tax asset......................................    8,663,000      12,446,000
Valuation allowance.........................................   (8,663,000)    (12,446,000)
                                                              -----------    ------------
                                                              $         0    $          0
                                                              ===========    ============

     At December 31, 2000, deCODE genetics, Inc. has available a net operating loss carryforward for federal income tax purposes of approximately $458,000 to offset future federal taxable income in the United States which begins to expire in 2018. As of December 31, 2000, Islensk erf(LOGO)agreining ehf. had net operating loss carryforwards of approximately $20,215,000 which expire in varying amounts beginning in 2004. Management of deCODE has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which result principally from net operating loss carryforwards and the capitalization of research and development costs. Management re-evaluates such positive and negative evidence periodically.

     Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

SUBSEQUENT EVENTS

     In January 2001, deCODE acquired the outstanding shares of Digitalis ehf. in exchange for 20,000 shares of deCODE common stock. Also in January 2001, deCODE made a charitable contribution of 5,000 shares of its common stock.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Amended and Restated Certificate of Incorporation, as
          further amended (Incorporated by reference to Exhibit 3.1
          and Exhibit 3.3 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
  3.2     Bylaws. (Incorporated by reference to Exhibit 3.2 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
  4.1     Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
  4.2     Form of Warrant to Purchase Series A Preferred Stock
          (Incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
  4.3     Form of Warrant to Purchase Series C Preferred Stock
          (Incorporated by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Form of License from The Icelandic Data Protection
          Commission (now, The Icelandic Data Protection Authority) to
          Islensk erfoagreining ehf. and its Clinical Collaborators to
          Use and Access Patient Records and Other Clinical Data
          Relating to Individuals (Incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000)
 10.2+    1996 Equity Incentive Plan, as amended (Incorporated by
          reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-8 (Registration No. 333-56996) filed on
          March 14, 2001.
 10.3+    Form of Non-Statutory Stock Option Agreement, as executed by employees and officers of deCODE genetics, Inc. who received non-statutory stock options.
 10.4+    Form of Employee Proprietary Information and Inventions
          Agreement (Incorporated by reference to Exhibit 10.4 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.5     Agreement on the Collaboration of Friorik Skulason (FS) and
          Islensk erfoagreining ehf. (IE) on the Creation of a
          Database of Icelandic Genealogy, dated April 15, 1997
          (Incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.6*    Research Agreement between deCODE genetics, Inc., and
          Islensk erfoagreining ehf. and Rannsokna- og
          Fraeethslusjoethurinn ehf., dated October 24, 1997, as
          extended (Incorporated by reference to Exhibit 10.6 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.7     Consultancy Contract between deCODE genetics, Inc. and Vane
          Associates, dated December 1, 1997, together with
          Nondisclosure Agreement executed by Vane Associates as of
          December 1, 1997, as amended (Incorporated by reference to
          Exhibit 10.7 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000)
 10.8     Indemnity Agreement between deCODE genetics, Inc. and Sir
          John Vane, dated December 1, 1997 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.9*    Settlement Agreement between The Beth Israel Deaconess
          Medical Center and deCODE genetics, Inc., dated as of
          December 31, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.10+   Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Hannes Smarason, dated March 24,
          1999 (Incorporated by reference to Exhibit 10.10 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.11*   Research Collaboration and Cross-license Agreement among F.
          Hoffman-La Roche Ltd, Hoffman-La Roche Inc. and deCODE
          genetics, Inc., dated February 1, 1998 (Incorporated by
          reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.12    Amended and Restated Investor rights Agreement of deCODE
          genetics, Inc., dated as of February 2, 1998, as further
          amended and restated (Incorporated by reference to Exhibit
          10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.13*   Collaboration Agreement between The Icelandic Heart
          Association (Hjartavernd) and Islensk erfoagreining ehf.,
          dated February 13, 1998 (Incorporated by reference to
          Exhibit 10.13 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.14*   Collaboration Agreement between Dr. Helgi Jonsson,
          (th)orvaldur Ingvarsson and Islensk erfoagreining ehf.,
          dated March 31, 1998 (Incorporated by reference to Exhibit
          10.14 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.15*   Collaboration Agreement between The Research Group on
          Arterial Hypertension and Islensk erf(LOGO)agreining ehf., dated June 3, 1998 (Incorporated by reference to Exhibit
          10.15 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.16    Contract on Sale and Leaseback between Islensk erfoagreining ehf. and The Icelandic Investment Bank, dated June 8, 1998
          (Incorporated by reference to Exhibit 10.16 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.17    Contract on Financial Leasing between Islensk erfoagreining ehf. and Lysing hf., dated June 19, 1998 (Incorporated by
          reference to Exhibit 10.17 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.18+   Employment Agreement between Islensk erfoagreining ehf. and
          Axel Nielsen, dated July 1, 1998 (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.19*   Collaboration Agreement between a Collaboration Group on
          Alzheimer's Disease and Related Disorders and Islensk
          erfoagreining ehf., dated July 19, 1998 (Incorporated by
          reference to Exhibit 10.19 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.20*   Collaboration Agreement between The Research Group on
          Osteoporosis and Islensk erfoagreining ehf., dated July 19,
          1998 (Incorporated by reference to Exhibit 10.20 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.21+   Employment Agreement between Islensk erfoagreining ehf. and
          Kristjan Erlendsson, dated September 4, 1998 (Incorporated by reference to Exhibit 10.21 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.22    Co-operation Agreement between Reykjavik Hospital and
          Islensk erfoagreining ehf., dated November 4, 1998
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.23+   Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Sigurour I. Bjornsson, dated March
          24, 1999 (Incorporated by reference to Exhibit 10.23 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.24    Co-operation Agreement between the Iceland State Hospital
          and Islensk erfoagreining ehf., dated December 15, 1998
          (Incorporated by reference to Exhibit 10.24 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.25+   Employment Contract between Islensk erfoagreining ehf. and
          Sigurour I. Bjornsson, dated January 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.26    Lease between Frioar sf. and Islensk erfoagreining ehf.,
          dated February 18, 1999 (Incorporated by reference to
          Exhibit 10.26 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.27*   Research Contract on the Co-operation of a Research Team for
          Age-Related Macular Degeneration and Islensk erfoagreining ehf., dated April 27, 1999 (Incorporated by reference to
          Exhibit 10.27 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.28*   Research Contract on the Co-operation of a Research Team for
          Peripheral Artery Occulsive Disease and Islensk
          erfOagreining ehf., dated May 28, 1999 (Incorporated by
          reference to Exhibit 10.28 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.29*   Research Contract on the Co-operation of a Research Team for
          Allergy and Asthma and Islensk erfoagreining ehf., dated
          July 1, 1999 (Incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.30    Series A Preferred Stock Repurchase Agreement between deCODE genetics, Inc. and certain holders of Series A preferred
          Stock, dated as of July 12, 1999, with attached Addendum
          (Incorporated by reference to Exhibit 10.30 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.31    Series C Preferred Stock Repurchase Agreement between deCODE genetics, Inc. and Roche Finance Ltd., dated as of July 12,
          1999, with attached Addendum (Incorporated by reference to
          Exhibit 10.31 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.32    Common Stock Repurchase Agreement between deCODE genetics,
          Inc. and Kari Sefansson, dated as of July 12, 1999
          (Incorporated by reference to Exhibit 10.32 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.33    Stock Purchase Agreement between deCODE genetics, Inc. and
          Biotek Invest, S.A., dated as of June 30, 1999, with
          attached Addendum (Incorporated by reference to Exhibit
          10.33 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.34    Co-operation Agreement between Akureyri Central Hospital and
          Islensk erfoagreining ehf., dated October 26, 1999, with
          attached Declaration (Incorporated by reference to Exhibit
          10.34 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.35    Non-Recourse Promissory Note between deCODE genetics, Inc.
          and Hannes Smarason, dated September 15, 1999 (Incorporated by reference to Exhibit 10.35 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.36*   Research Contract on the Co-Operation of a Research Team for
          Cerebral Haemorrhage and Islensk erfoagreining ehf., dated
          November 3, 1999 (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.37    Lease between the Computer Centre of the Icelandic Savings
          Banks and Islensk erfoagreining ehf., dated November 24,
          1999 (Incorporated by reference to Exhibit 10.37 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.38    Research Collaboration Agreement by and between Islenskar
          hveraorverur ehf. (now Prokaria, ehf.) and Islensk
          erfoagreining ehf., dated December 28, 1999 (Incorporated by reference to Exhibit 10.38 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.39    Agreement between The Minister for Health and Social
          Security and Islensk erfoagreining ehf. relating to the
          Issue of an Operating License for the Creation and Operation
          of a Health Sector Database, dated January 21, 2000
          (Incorporated by reference to Exhibit 10.39 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.40    Operating License issued to Islensk erfoagreining ehf., for the Creation and Operation of a Health Sector Database,
          dated January 22, 2000 (Incorporated by reference to Exhibit
          10.40 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.41    Series B Preferred Stock Agreement between deCODE genetics,
          Inc. and Kari Stefansson, dated as of March 1, 2000
          (Incorporated by reference to Exhibit 10.41 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.42    Agreement between The University of Iceland, Islensk
          erfoagreining ehf., and the City of Reykjavik, dated
          February 15, 2000 (Incorporated by reference to Exhibit
          10.42 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.43    Lease between Islensk erfoagreining ehf. and Faghus ehf.,
          dated as of March 1, 2000 (Incorporated by reference to
          Exhibit 10.43 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.44+   Form of Employee Confidentiality, Invention Assignment and
          Non-Compete Agreement executed by certain officers
          (Incorporated by reference to Exhibit 10.44 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.45    Series C Preferred Stock and Warrant Purchase Agreement
          between Roche Finance Ltd and deCODE genetics, Inc., dated as of February 1, 1998 (Incorporated by reference to Exhibit
          10.45 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.46    Founder Stock Purchase Agreement between deCODE genetics,
          Inc. and Jeffrey R. Gulcher, dated as of August 21, 1996
          (Incorporated by reference to Exhibit 10.46 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.47*   Research Contract on the Co-Operation of a Research Team for
          Chronic Obstructive Pulmonary Disease and Islensk
          erfoagreining ehf., dated as of July 1, 1999 (Incorporated by reference to Exhibit 10.47 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.48*   Strategic Alliance Agreement between Partners HealthCare
          System, Inc., The General Hospital Corporation, d.b.a.
          Massachusetts General Hospital, The Brigham and Women's
          Hospital, Inc. and deCODE genetics Ltd. (Islensk
          erfoagreining), dated May 11, 2000 (Incorporated by
          reference to Exhibit 10.48 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.49*   Crosswalk Development Agreement between Partners HealthCare
          System, Inc., The General Hospital Corporation, d.b.a.
          Massachusetts General Hospital, The Brigham and Women's
          Hospital, Inc. and deCODE genetics Ltd. (Islensk
          erfoagreining), dated May 11, 2000 (Incorporated by
          reference to Exhibit 10.49 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.50    Property Leasing Contract on Premises at Hlidarsmar 15 between
          Veigur ehf. and Islensk erfoagreining ehf., dated April 2000
          (Incorporated by reference to Exhibit 10.50 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.51*   Research Contract on the Co-Operation between a Research
          Team for The Epidemiology and Heredity Lung Cancer and
          Islensk erfoagreining ehf., dated as of June 26, 2000
          (Incorporated by reference to Exhibit 10.51 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.52+   Employment Agreement between Islensk erfoagreining ehf. and
          Hakon Guobjartsson, dated May 5, 1999
 10.53    Stock Purchase Agreement between Islensk erfoagreining ehf.
          and KACE Traders Ltd., dated November 8, 2000
 10.54+   Employment Agreement between Islensk erfoagreining ehf. and
          Einar Stefansson, dated November 22, 2000
 10.55+   Non-Recourse Promissory Note between deCODE genetics, Inc.
          and Einar Stefansson, dated December 21, 2000
 10.56+   Employment letter between deCODE genetics, Inc. and
          Augustine Kong, dated December 30, 2000
 10.57+   Employee Confidentiality, Invention Assignment and
          Non-Compete Agreement between deCODE genetics, Inc. and C.
          Augustine Kong, dated January 1, 2001
 10.58    Form of Contract on the Processing of Clinical Data and
          their Transfer to a Health Sector Database between several
          Health Institutions and Islensk erfoagreining ehf.
 21.1     Subsidiaries of deCODE genetics, Inc.
 23.1     Consent of PricewaterhouseCoopers ehf., independent public accountants
 99.1     Government Regulation on a Health Sector Database, dated
          January 22, 2000 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 99.2     Act. No. 139/1998 on a Health Sector Database (Incorporated
          by reference to Exhibit 99.2 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

---------------
* Confidential treatment has been granted with respect to a portion of this Exhibit.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.