Form 10-K/A
period 2000-12-31
DECODE GENETICS INC
filed 2001-03-28
CIK 1022974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

     In this report, references to us refer to us and our wholly-owned subsidiary, Islensk erfoagreining ehf., and its subsidiaries deCODE cancer ehf. and Encode ehf., each an Icelandic private limited company.

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

The License

     On December 17, 1998, the Icelandic parliament passed the Icelandic Health Sector Database Act, or the Act, allowing the Ministry of Health and Social Security, or the Ministry, to grant an operating license to create and operate the Icelandic Health Sector Database. On January 22, 2000, the Ministry granted the Icelandic Health Sector Database license (the "License") to Islensk erfoagreining ehf., our wholly-owned Icelandic subsidiary. The License, which has a term of twelve years, allows us to collect data from medical records of Icelandic healthcare institutions and self-employed health professionals, and to transfer such data in encrypted form into a centralized database containing non-personally identifiable information. It also permits us to cross-reference the Icelandic Health Sector Database data with genealogical data and genotypic data obtained through consent.

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
  4.3     Form of Warrant to Purchase Series C Preferred Stock
          (Incorporated by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.1     Form of License from The Icelandic Data Protection
          Commission (now, The Icelandic Data Protection Authority) to
          Islensk erfoagreining ehf. and its Clinical Collaborators to
          Use and Access Patient Records and Other Clinical Data
          Relating to Individuals (Incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000)
 10.2+    1996 Equity Incentive Plan, as amended (Incorporated by
          reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-8 (Registration No. 333-56996) filed on
          March 14, 2001)
 10.3+**  Form of Non-Statutory Stock Option Agreement, as executed by employees and officers of deCODE genetics, Inc. who received non-statutory stock options
 10.4+    Form of Employee Proprietary Information and Inventions
          Agreement (Incorporated by reference to Exhibit 10.4 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.5     Agreement on the Collaboration of Friorik Skulason (FS) and
          Islensk erfoagreining ehf. (IE) on the Creation of a
          Database of Icelandic Genealogy, dated April 15, 1997
          (Incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.6*    Research Agreement between deCODE genetics, Inc., and
          Islensk erfoagreining ehf. and Rannsokna- og
          Fraeethslusjoethurinn ehf., dated October 24, 1997, as
          extended (Incorporated by reference to Exhibit 10.6 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.7+    Consultancy Contract between deCODE genetics, Inc. and Vane
          Associates, dated December 1, 1997, together with
          Nondisclosure Agreement executed by Vane Associates as of
          December 1, 1997, as amended (Incorporated by reference to
          Exhibit 10.7 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000)
 10.8+    Indemnity Agreement between deCODE genetics, Inc. and Sir
          John Vane, dated December 1, 1997 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.9*    Settlement Agreement between The Beth Israel Deaconess
          Medical Center and deCODE genetics, Inc., dated as of
          December 31, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.10+   Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Hannes Smarason, dated March 24,
          1999 (Incorporated by reference to Exhibit 10.10 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.11*   Research Collaboration and Cross-license Agreement among F.
          Hoffman-La Roche Ltd, Hoffman-La Roche Inc. and deCODE
          genetics, Inc., dated February 1, 1998 (Incorporated by
          reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.12    Amended and Restated Investor rights Agreement of deCODE
          genetics, Inc., dated as of February 2, 1998, as further
          amended and restated (Incorporated by reference to Exhibit
          10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.13*   Collaboration Agreement between The Icelandic Heart
          Association (Hjartavernd) and Islensk erfoagreining ehf.,
          dated February 13, 1998 (Incorporated by reference to
          Exhibit 10.13 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.14*   Collaboration Agreement between Dr. Helgi Jonsson,
          (th)orvaldur Ingvarsson and Islensk erfoagreining ehf.,
          dated March 31, 1998 (Incorporated by reference to Exhibit
          10.14 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.15*   Collaboration Agreement between The Research Group on
          Arterial Hypertension and Islensk erfoagreining ehf., dated
          June 3, 1998 (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.16    Contract on Sale and Leaseback between Islensk erfoagreining ehf. and The Icelandic Investment Bank, dated June 8, 1998
          (Incorporated by reference to Exhibit 10.16 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.17    Contract on Financial Leasing between Islensk erfoagreining ehf. and Lysing hf., dated June 19, 1998 (Incorporated by
          reference to Exhibit 10.17 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.18+   Employment Agreement between Islensk erfoagreining ehf. and
          Axel Nielsen, dated July 1, 1998 (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.19*   Collaboration Agreement between a Collaboration Group on
          Alzheimer's Disease and Related Disorders and Islensk
          erfoagreining ehf., dated July 19, 1998 (Incorporated by
          reference to Exhibit 10.19 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.20*   Collaboration Agreement between The Research Group on
          Osteoporosis and Islensk erfoagreining ehf., dated July 19,
          1998 (Incorporated by reference to Exhibit 10.20 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.21+   Employment Agreement between Islensk erfoagreining ehf. and
          Kristjan Erlendsson, dated September 4, 1998 (Incorporated by reference to Exhibit 10.21 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.22    Co-operation Agreement between Reykjavik Hospital and
          Islensk erfoagreining ehf., dated November 4, 1998
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.23+   Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Sigurour I. Bjornsson, dated March
          24, 1999 (Incorporated by reference to Exhibit 10.23 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.24    Co-operation Agreement between the Iceland State Hospital
          and Islensk erfoagreining ehf., dated December 15, 1998
          (Incorporated by reference to Exhibit 10.24 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.25+   Employment Contract between Islensk erfoagreining ehf. and
          Sigurour I. Bjornsson, dated January 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

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
 10.50    Property Leasing Contract on Premises at Hlioarsmari 15
          between Veigur ehf. and Islensk erfoagreining ehf., dated
          April 2000 (Incorporated by reference to Exhibit 10.50 to
          the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.51*   Research Contract on the Co-Operation between a Research
          Team for The Epidemiology and Heredity Lung Cancer and
          Islensk erfoagreining ehf., dated as of June 26, 2000
          (Incorporated by reference to Exhibit 10.51 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.52+** Employment Agreement between Islensk erfoagreining ehf. and
          Hakon Guobjartsson, dated May 5, 1999
 10.53**  Stock Purchase Agreement between Islensk erfoagreining ehf.
          and KACE Traders Ltd., dated November 8, 2000
 10.54+** Employment Agreement between Islensk erfoagreining ehf. and
          Einar Stefansson, dated November 22, 2000
 10.55+** Non-Recourse Promissory Note between deCODE genetics, Inc.
          and Einar Stefansson, dated December 21, 2000
 10.56+** Employment letter between deCODE genetics, Inc. and
          Augustine Kong, dated December 30, 2000
 10.57+** Employee Confidentiality, Invention Assignment and
          Non-Compete Agreement between deCODE genetics, Inc. and C.
          Augustine Kong, dated January 1, 2001
 10.58**  Form of Contract on the Processing of Clinical Data and
          their Transfer to a Health Sector Database between several
          Health Institutions and Islensk erfoagreining ehf.
 21.1**   Subsidiaries of deCODE genetics, Inc.
 23.1     Consent of PricewaterhouseCoopers ehf., independent public accountants
 99.1     Government Regulation on a Health Sector Database, dated
          January 22, 2000 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 99.2     Act. No. 139/1998 on a Health Sector Database (Incorporated
          by reference to Exhibit 99.2 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

---------------
* Confidential treatment has been granted with respect to a portion of this Exhibit.

** Previously Filed.


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

                       deCODE genetics, Inc.

                       By: /s/   DR. KARI STEFANSSON   MARCH 28, 2001
                          ---------------------------------------------
                                    Dr. Kari Stefansson, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

              /s/ DR. KARI STEFANSSON                  Chairman, President, Chief         March 28, 2001
---------------------------------------------------      Executive Officer (principal
                Dr. Kari Stefansson                      executive officer) and
                                                         Director

                 /s/ AXEL NIELSEN                      Vice President, Finance and        March 28, 2001
---------------------------------------------------      Treasurer (principal
                   Axel Nielsen                          financial officer and
                                                         principal accounting officer)

             /s/ JEAN-FRANCOIS FORMELA                 Director                           March 28, 2001
---------------------------------------------------
               Jean-Francois Formela

                 /s/ ANDRE LAMOTTE                     Director                           March 28, 2001
---------------------------------------------------
                   Andre Lamotte

               /s/ TERRANCE MCGUIRE                    Director                           March 28, 2001
---------------------------------------------------
                 Terrance McGuire

                 /s/ SIR JOHN VANE                     Director                           March 28, 2001
---------------------------------------------------
                   Sir John Vane

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

FOREIGN CURRENCY TRANSLATION

     deCODE's functional currency is the U.S. dollar. Islensk erfoagreining also consolidates its subsidiaries, all of which use the local currency, the Icelandic krona, as the functional currency. For these entities, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income (loss).

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

                             deCODE GENETICS, INC.

LITIGATION

     In January 2000, (Th)orsteinn Jonsson and Genealogia Islandorum hf., the alleged holders of copyrights to approximately 100 books of genealogical information, commenced an action against deCODE in the District Court of Reykjavik in Iceland. They allege that deCODE's genealogy database infringes their copyrights and seek damages in the amount of approximately 616,000,000 Icelandic kronas, or approximately $7,300,000 (as of December 31, 2000) and a declaratory judgment to prevent deCODE from using the allegedly infringing data. deCODE believes the suit is without merit and intends to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

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
                                                              ===========    ============

     At December 31, 2000, deCODE genetics, Inc. has available a net operating loss carryforward for federal income tax purposes of approximately $458,000 to offset future federal taxable income in the United States which begins to expire in 2018. As of December 31, 2000, Islensk erfoagreining ehf. had net operating loss carryforwards of approximately $20,215,000 which expire in varying amounts beginning in 2004. Management of deCODE has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which result principally from net operating loss carryforwards and the capitalization of research and development costs. Management re-evaluates such positive and negative evidence periodically.

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

                             deCODE GENETICS, INC.

SELECTED QUARTERLY DATA (UNAUDITED)

     The following is a summary of quarterly financial results:

                                                        FOR THE THREE MONTHS ENDED
                                         --------------------------------------------------------
                                          MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                         ----------    -----------    ------------    -----------
FISCAL 2000
  Revenue..............................  $4,618,386    $ 3,828,527    $ 5,576,112     $ 7,522,631
  Operating loss.......................   7,562,319     10,937,571     10,560,229      10,509,529
  Net loss.............................   6,898,139     10,391,448      7,575,366       6,253,550
  Basic and diluted net loss per
     share(1)..........................        1.25           1.94           0.23            0.14
FISCAL 1999
  Revenue..............................  $4,507,489    $ 3,562,161    $ 3,548,334     $ 4,973,501
  Operating loss.......................   4,506,406      5,466,007      7,901,686       6,968,731
  Net loss.............................   4,687,672      5,420,049      7,893,271       5,787,455
  Basic and diluted net loss per
     share.............................        0.97           1.27           3.85            3.35

---------------
(1) Basic and diluted net loss per share for the three months ended June 30, 2000 as previously reported ($1.65) has been amended to reflect the beneficial conversion feature of Series C preferred shares issued in June 2000.

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
 10.1     Form of License from The Icelandic Data Protection
          Commission (now, The Icelandic Data Protection Authority) to
          Islensk erfoagreining ehf. and its Clinical Collaborators to
          Use and Access Patient Records and Other Clinical Data
          Relating to Individuals (Incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000)
 10.2+    1996 Equity Incentive Plan, as amended (Incorporated by
          reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-8 (Registration No. 333-56996) filed on
          March 14, 2001.
 10.3+**  Form of Non-Statutory Stock Option Agreement, as executed by employees and officers of deCODE genetics, Inc. who received non-statutory stock options.
 10.4+    Form of Employee Proprietary Information and Inventions
          Agreement (Incorporated by reference to Exhibit 10.4 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.5     Agreement on the Collaboration of Friorik Skulason (FS) and
          Islensk erfoagreining ehf. (IE) on the Creation of a
          Database of Icelandic Genealogy, dated April 15, 1997
          (Incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.6*    Research Agreement between deCODE genetics, Inc., and
          Islensk erfoagreining ehf. and Rannsokna- og
          Fraeethslusjoethurinn ehf., dated October 24, 1997, as
          extended (Incorporated by reference to Exhibit 10.6 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.7     Consultancy Contract between deCODE genetics, Inc. and Vane
          Associates, dated December 1, 1997, together with
          Nondisclosure Agreement executed by Vane Associates as of
          December 1, 1997, as amended (Incorporated by reference to
          Exhibit 10.7 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000)
 10.8     Indemnity Agreement between deCODE genetics, Inc. and Sir
          John Vane, dated December 1, 1997 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.9*    Settlement Agreement between The Beth Israel Deaconess
          Medical Center and deCODE genetics, Inc., dated as of
          December 31, 1997 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.10+   Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Hannes Smarason, dated March 24,
          1999 (Incorporated by reference to Exhibit 10.10 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.11*   Research Collaboration and Cross-license Agreement among F.
          Hoffman-La Roche Ltd, Hoffman-La Roche Inc. and deCODE
          genetics, Inc., dated February 1, 1998 (Incorporated by
          reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.12    Amended and Restated Investor rights Agreement of deCODE
          genetics, Inc., dated as of February 2, 1998, as further
          amended and restated (Incorporated by reference to Exhibit
          10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.13*   Collaboration Agreement between The Icelandic Heart
          Association (Hjartavernd) and Islensk erfoagreining ehf.,
          dated February 13, 1998 (Incorporated by reference to
          Exhibit 10.13 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.14*   Collaboration Agreement between Dr. Helgi Jonsson,
          (th)orvaldur Ingvarsson and Islensk erfoagreining ehf.,
          dated March 31, 1998 (Incorporated by reference to Exhibit
          10.14 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.15*   Collaboration Agreement between The Research Group on
          Arterial Hypertension and Islensk erfoagreining ehf.,
          dated June 3, 1998 (Incorporated by reference to Exhibit
          10.15 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 10.16    Contract on Sale and Leaseback between Islensk erfoagreining ehf. and The Icelandic Investment Bank, dated June 8, 1998
          (Incorporated by reference to Exhibit 10.16 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.17    Contract on Financial Leasing between Islensk erfoagreining ehf. and Lysing hf., dated June 19, 1998 (Incorporated by
          reference to Exhibit 10.17 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.18+   Employment Agreement between Islensk erfoagreining ehf. and
          Axel Nielsen, dated July 1, 1998 (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)
 10.19*   Collaboration Agreement between a Collaboration Group on
          Alzheimer's Disease and Related Disorders and Islensk
          erfoagreining ehf., dated July 19, 1998 (Incorporated by
          reference to Exhibit 10.19 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.20*   Collaboration Agreement between The Research Group on
          Osteoporosis and Islensk erfoagreining ehf., dated July 19,
          1998 (Incorporated by reference to Exhibit 10.20 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.21+   Employment Agreement between Islensk erfoagreining ehf. and
          Kristjan Erlendsson, dated September 4, 1998 (Incorporated by reference to Exhibit 10.21 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)
 10.22    Co-operation Agreement between Reykjavik Hospital and
          Islensk erfoagreining ehf., dated November 4, 1998
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.23+   Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Sigurour I. Bjornsson, dated March
          24, 1999 (Incorporated by reference to Exhibit 10.23 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000)
 10.24    Co-operation Agreement between the Iceland State Hospital
          and Islensk erfoagreining ehf., dated December 15, 1998
          (Incorporated by reference to Exhibit 10.24 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.25+   Employment Contract between Islensk erfoagreining ehf. and
          Sigurour I. Bjornsson, dated January 15, 1999 (Incorporated by reference to Exhibit 10.25 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

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
 10.50    Property Leasing Contract on Premises at Hlidarsmar 15 between
          Veigur ehf. and Islensk erfoagreining ehf., dated April 2000
          (Incorporated by reference to Exhibit 10.50 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.51*   Research Contract on the Co-Operation between a Research
          Team for The Epidemiology and Heredity Lung Cancer and
          Islensk erfoagreining ehf., dated as of June 26, 2000
          (Incorporated by reference to Exhibit 10.51 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000)
 10.52+** Employment Agreement between Islensk erfoagreining ehf. and
          Hakon Guobjartsson, dated May 5, 1999
 10.53**  Stock Purchase Agreement between Islensk erfoagreining ehf.
          and KACE Traders Ltd., dated November 8, 2000
 10.54+** Employment Agreement between Islensk erfoagreining ehf. and
          Einar Stefansson, dated November 22, 2000
 10.55+** Non-Recourse Promissory Note between deCODE genetics, Inc.
          and Einar Stefansson, dated December 21, 2000
 10.56+** Employment letter between deCODE genetics, Inc. and
          Augustine Kong, dated December 30, 2000
 10.57+** Employee Confidentiality, Invention Assignment and
          Non-Compete Agreement between deCODE genetics, Inc. and C.
          Augustine Kong, dated January 1, 2001
 10.58**  Form of Contract on the Processing of Clinical Data and
          their Transfer to a Health Sector Database between several
          Health Institutions and Islensk erfoagreining ehf.
 21.1**   Subsidiaries of deCODE genetics, Inc.
 23.1     Consent of PricewaterhouseCoopers ehf., independent public accountants
 99.1     Government Regulation on a Health Sector Database, dated
          January 22, 2000 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000)
 99.2     Act. No. 139/1998 on a Health Sector Database (Incorporated
          by reference to Exhibit 99.2 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000)

---------------
* Confidential treatment has been granted with respect to a portion of this Exhibit.

** Previously Filed.

+ Denotes a management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(a) of this Form 10-K.