Form 10-Q
period 2001-03-31
DECODE GENETICS INC
filed 2001-05-15
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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



Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X___ No ______



The aggregate number of shares of the registrant's common stock outstanding on April 16, 2001 was 45,018,378.

                              deCODE genetics, Inc.

                                      INDEX

                                                                        Page Number

PART I. FINANCIAL INFORMATION ........................................       3

Item 1. Financial Statements .........................................       3

        Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2001 and 2000 (unaudited)......       3

        Condensed Consolidated Balance Sheets as of March 31, 2001
          (unaudited) and December 31, 2000 ..........................       4

        Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2001 and 2000 (unaudited)......       5

        Notes to Condensed Consolidated Financial Statements .........       6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................      11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...      15


PART II. OTHER INFORMATION ...........................................      15

Item 1. Legal Proceedings.............................................      15

Item 2. Changes in Securities and Use of Proceeds ....................      16

Item 3. Defaults Upon Senior Securities...............................      17

Item 4. Submission of Matters to a Vote of Security Holders...........      17

Item 5. Other Information.............................................      17

Item 6. Exhibits and Reports on Form 8-K .............................      17

        (a) Exhibits .................................................      17

        (b) Reports on Form 8-K ......................................      17

Signatures ...........................................................      18

Index to Exhibits   ..................................................      19

PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              deCODE genetics, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------
                                                     2001               2000
                                                  ------------      ------------
                                                   (UNAUDITED)       (UNAUDITED)
REVENUE
  Research collaborative contract ...........     $  5,006,667      $  4,437,222
  Other revenue .............................           26,319           181,164
                                                  ------------      ------------
          Total revenue .....................        5,032,986         4,618,386
OPERATING EXPENSES
  Research and development ..................       20,215,301         9,234,368
  General and administrative ................        3,003,556         2,946,337
                                                  ------------      ------------
          Total operating expenses ..........       23,218,857        12,180,705
                                                  ------------      ------------
Operating loss ..............................      (18,185,871)       (7,562,319)
Interest income .............................        2,620,229           771,592
Other non-operating income and (expense), net         (522,121)         (107,412)
Taxes .......................................                0                 0
                                                  ------------      ------------
Net loss ....................................      (16,087,763)       (6,898,139)
Accrued dividends and amortized discount on
   preferred stock ..........................                0        (2,379,378)
                                                  ------------      ------------
Net loss available to common stockholders ...     $(16,087,763)     $ (9,277,517)
                                                  ============      ============

Basic and diluted net loss per share ........     $      (0.37)     $      (1.25)

Shares used in computing basic and diluted
   net loss per share .......................       43,926,058         7,419,439


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        MARCH 31,          DECEMBER 31,
                                                          2001                2000
                                                       -------------      -------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ......................     $ 172,127,169        194,144,688
  Receivables and other current assets ...........         6,671,146         14,482,336
                                                       -------------      -------------
          Total current assets ...................       178,798,315        208,627,024
Property and equipment, net ......................        41,308,831         37,100,690
Other long-term assets ...........................         3,184,228          3,172,853
                                                       -------------      -------------
          Total assets ...........................     $ 223,291,374      $ 248,900,567
                                                       =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ..........     $  12,874,074      $  22,957,481
  Current portion of capital lease obligations ...         1,772,593          1,749,807
  Deferred research revenue ......................         3,863,332          4,404,999
                                                       -------------      -------------
          Total current liabilities ..............        18,509,999         29,112,287
Capital lease obligations, net of current portion          2,350,140          2,801,853
Other long-term liabilities ......................           681,060            717,261

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none ................                 0                  0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares
     Issued:  45,066,969 and 45,041,969 shares
     at March 31, 2001 and December 31, 2000,
     respectively
     Outstanding: 45,018,378 and 45,041,969 shares
     at March 31, 2001 and December 31, 2000,
     respectively ................................            45,018             45,042
  Additional paid-in capital .....................       349,850,143        350,398,909
  Notes receivable ...............................       (11,461,622)       (11,850,953)
  Deferred compensation ..........................        (9,881,004)       (11,568,776)
  Accumulated deficit ............................      (126,841,463)      (110,753,700)
  Accumulated other comprehensive income .........            39,103             (1,356)
                                                       -------------      -------------
          Total stockholders' equity .............       201,750,175        216,269,166
                                                       -------------      -------------
          Total liabilities, and
             stockholders' equity ................     $ 223,291,374      $ 248,900,567
                                                       =============      =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------
                                                           2001              2000
                                                      -------------      -------------
                                                        (UNAUDITED)       (UNAUDITED)
Net loss ........................................     $ (16,087,763)     $  (6,898,139)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ................         2,049,770            814,392
   Equity in net earnings of affiliate ..........           (30,426)                 0
   Amortization of deferred stock compensation ..         1,162,549          2,127,549
   Other stock-based remuneration and
      Stock contributions .......................            52,500                  0
   Accrued interest on receivable from share
      issuance ..................................                 0            893,836
   Loss on disposal of equipment ................         1,607,583                  0
Changes in operating assets and liabilities:
  Receivables and other current assets ..........         7,811,190           (293,059)
  Accounts payable and accrued expenses .........         3,066,593          1,457,473
  Deferred research revenue .....................          (541,667)            27,778
  Other long-term liabilities ...................           (36,201)            25,734
                                                      -------------      -------------
     Net cash used in operating activities ......          (945,872)        (1,844,436)
                                                      -------------      -------------

Cash flows from investing activities:
   Purchase of property and equipment ...........       (20,745,984)        (1,319,180)
   Investment in affiliated company, net ........                 0           (341,436)
                                                      -------------      -------------
     Net cash used in investing activities ......       (20,745,984)        (1,660,616)
                                                      -------------      -------------

Cash flows from financing activities:
  Issuance of preferred stock and warrants ......                 0         32,311,981
  Issuance of common stock ......................                 0             63,000
  Repurchase of preferred stock .................                 0        (17,467,077)
  Forfeiture of common stock ....................               (49)                (1)
  Repayment of notes receivable for common
     stock ......................................           103,313                  0
  Installment payments on capital lease
     obligations ................................          (428,927)          (540,651)
                                                      -------------      -------------
     Net cash provided by (used in)
     financing activities .......................          (325,663)        14,367,252
                                                      -------------      -------------

Net increase (decrease) in cash .................       (22,017,519)        10,862,200
Cash and cash equivalents at beginning of
     period .....................................       194,144,688         29,845,664
                                                      -------------      -------------
Cash and cash equivalents at end of period ......     $ 172,127,169      $  40,707,864
                                                      =============      =============

Supplemental schedule of non-cash transactions:
    Payables related to purchase of property
       and equipment ............................     $           0      $   1,423,000


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



THE COMPANY

     References in this report to deCODE and "we" and "us" refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.'s wholly owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries Encode ehf., Cyclops ehf., deCODE cancer ehf. and Digitalis ehf.

     deCODE is a genomics and health informatics company which applies and develops modern informatics to collect and analyze data about the Icelandic population in order to develop products and services for the healthcare industry. deCODE was founded in 1996 and its facilities are located in Reykjavik, Iceland, where all of deCODE's operations presently take place.


BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by deCODE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. deCODE believes the disclosures included in the unaudited condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in deCODE's Annual Report on Form 10-K/A are adequate to make the information presented not misleading.

     The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.


PRINCIPLES OF CONSOLIDATION

     The unaudited condensed consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its wholly owned subsidiary, Islensk erfdagreining ehf., including its subsidiaries. deCODE conducts all of its operations through Islensk erfdagreining. No dividends have been paid by this subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.


USE OF ESTIMATES

     The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                              deCODE genetics, Inc.

REVENUE RECOGNITION AND DEFERRED REVENUE

     deCODE's revenues are currently derived primarily from research funding under the research and collaboration agreement with Hoffmann-La Roche (Roche). Research funding revenue is recognized on an accrual basis as services are provided and are recorded with reference to contracted rates. Research funding payments are not refundable in the event that the research efforts are not successful. Milestone payments are recorded when acknowledgement of having achieved applicable performance requirements is received and are recognized as revenue on a retrospective basis over the contractual term of the agreement with Roche. deCODE believes that the milestone payments represent additional amounts of the aggregate total revenue to be earned under the arrangement with Roche, and that such revenue is more appropriately accounted for over the service period of the agreement. Accordingly, upon achievement of the milestone, a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder is recognized as services are performed (generally straight-line) over the remaining estimated term of the collaboration. Payments received in advance of being earned are recorded as deferred revenue.


STOCK-BASED COMPENSATION AND REMUNERATION

     Stock-based compensation represents the expense charged in the statements of operations relating to employee and non-employee stock options granted. Stock-based remuneration represents the expense charged in the statements of operations relating to shares of stock issued to non-employees in exchange for services provided. Stock-based compensation and remuneration are included in the unaudited condensed consolidated statements of operations in the following captions:

                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------
                                                 2001                   2000
                                             ------------          ------------
                                             (UNAUDITED)           (UNAUDITED)

Research and development expense..........   $    832,730          $    777,946
General and administrative expense........        329,818             1,349,603
                                             ------------          ------------
          Total...........................   $  1,162,549          $  2,127,549
                                             ============          ============

     In addition, general and administrative expenses in the three month period ended March 31, 2001 include a charitable contribution of 5,000 shares of common stock amounting to $52,500.

     In March 2001, deCODE granted 406,000 stock options to employees under the 1996 Equity Incentive Plan (the "Plan"). As of March 31, 2001, 650,000 shares were available for grant under the Plan.

                              deCODE genetics, Inc.

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

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                  -----------------------------
                                                       2001            2000
                                                   ------------    ------------
                                                    (UNAUDITED)     (UNAUDITED)

Net loss.......................................    $(16,087,763)   $ (6,898,139)
Accrued dividends on Series A, Series B and
   Series C preferred stock....................               0      (2,339,225)
Amortized discount on Series A and
   Series C preferred stock....................               0         (40,153)
                                                   ------------     -----------
Accrued dividends and amortized discount on
   preferred stock.............................               0      (2,379,378)
                                                   ------------     -----------
Net loss available to common stockholders......    $(16,087,763)    $(9,277,517)
                                                   ============     ===========


     Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. Diluted net loss per share does not differ from basic net loss per share in all periods presented as potential common shares are antidilutive for all such periods and are, therefore, excluded from the calculation. Potential common shares excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive were:

                                                      MARCH 31,      MARCH 31,
                                                        2001            2000
                                                    ------------    ------------
                                                    (UNAUDITED)     (UNAUDITED)

                                                      (SHARES)        (SHARES)
Preferred stock convertible into shares of
   common stock...................................           0      23,031,525
Warrants to purchase shares of common stock.......   1,167,500       2,048,056
Options to purchase shares of common stock........   1,221,000          15,000

                              deCODE genetics, Inc.

COMPREHENSIVE INCOME (LOSS)

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

                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                2001                 2000
                                            ------------          -----------
                                            (UNAUDITED)           (UNAUDITED)
Net loss................................    $(16,087,763)         $(6,898,139)
Other comprehensive income (loss):
     Foreign currency translation ......          40,459               (7,817)
                                            ------------          -----------
Total comprehensive income (loss) ......    $(16,047,304)         $(6,905,956)
                                            ============          ===========


SEGMENT INFORMATION

     Management plans to organize deCODE's main business units along three avenues of commercialization: discovery services, database services, and healthcare informatics. Discovery services, or the development and applications of proprietary bioinformatics tools to discover disease-related genes and associated drug targets, are currently carried-out in collaboration with Roche and in deCODE's own research programs. deCODE intends that this business unit will also ultimately encompass diagnostic and therapeutic products and pharmacogenomic services. The database services business unit will involve the construction and commercialization of the Icelandic Health Sector Database containing non-personally identifiable data from Icelandic healthcare records, and the deCODE Combined Data Processing system to cross-reference data from the Icelandic Health Sector Database with genealogical and genotypic data. deCODE expects to derive revenues from the database business unit by providing services through the deCODE Combined Data Processing system to pharmaceutical and biotechnology companies, healthcare providers and other participants in the healthcare industry. The healthcare informatics business unit will seek to commercialize bioinformatics tools developed in deCODE's gene and drug target discovery and database efforts. Products of the healthcare informatics business unit are expected to include medical decision-support systems designed to assist the decision making process in the delivery of healthcare and privacy protection products derived from deCODE's expertise in encryption tools for complex and sensitive medical and genetic data.

     Through March 31, 2001, deCODE's efforts have been almost entirely directed toward discovery services. Financial information available for evaluation by management in deciding how to allocate resources and assess performance is that of the business as a whole. For these reasons, deCODE has a single reportable segment. All of deCODE's revenue from inception have been generated in Iceland, and all of deCODE's long-lived assets are located in Iceland. Roche accounted for 96% and 99% of consolidated revenue in the three month periods ended March 31, 2000 and 2001, respectively.

                              deCODE genetics, Inc.

ACQUISITION - DIGITALIS EHF.

     In January 2001, deCODE issued 20,000 shares of it's common stock to several persons, including four of it's employees, in consideration for all the outstanding capital stock of Digitalis ehf. (Digitalis), an Icelandic software company. The acquisition was accounted for using the purchase method, whereby the total purchase price ($210,000) has been allocated to Digitalis' assets and liabilities based on estimated fair values on the date of acquisition. The excess of purchase price over the fair value of the net tangible assets acquired has been allocated to intangibles that are being amortized using the straight-line method over two years. The unaudited condensed consolidated financial statements include the cash flows and results of Digitalis from the date of acquisition.


LITIGATION

     In January 2000, Thorsteinn Jonsson and Genealogia Islandorum hf., the alleged holders of copyrights to approximately 100 books of genealogical information, commenced an action against deCODE in the District Court of Reykjavik in Iceland. They allege that deCODE's genealogy database infringes their copyrights and seek damages in the amount of approximately 616 million Icelandic kronas, or approximately $6.7 million (as of March 31, 2001) and a declaratory judgment to prevent deCODE from using the allegedly infringing data. deCODE believes the suit is without merit and intends to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

     In February 2000, Mannvernd, an organization known as the Association of Icelanders for Ethics in Science and Medicine, issued a press release announcing its intention to file lawsuits against the State of Iceland and any other relevant parties, including deCODE, to test the constitutionality of the Act. In its press release, Mannvernd indicated that it hopes to halt the construction and/or operation of the Icelandic Health Sector Database. In April 2001, a lawsuit was filed against the Icelandic Directorate of Public Health but Mannvernd has not commenced litigation against deCODE; however, the ultimate resolution of this matter cannot yet be determined.

     In April 2000, Ernir Snorrason, an original stockholder of deCODE, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that deCODE improperly exercised an option to repurchase 256,637 shares of common stock that deCODE issued to Mr. Snorrason in 1996 pursuant to a Founders' Stock Purchase Agreement. The complaint seeks an order requiring deCODE to recognize Mr. Snorrason as the owner of these shares. deCODE believes that it has good defenses to this action and intends to defend it vigorously. However, given the uncertainties inherent in the litigation process the ultimate resolution of this matter cannot yet be determined. A trial date has been set for June 2001.


OTHER

     In February 2001, deCODE settled a payable for laboratory equipment of $13,150,000, which amount is included in investing cash flows for the purchase of property and equipment during the three months ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in Exhibit 99.1 to this quarterly report, which discussion is expressly incorporated by reference herein.


OVERVIEW

     deCODE was incorporated in August 1996. We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2001, we had an accumulated deficit of $126,841,463. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our technology development and construction of the deCODE Combined Data Processing system and healthcare informatics systems. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.

     In February 1998, we entered into a research collaboration and cross-license agreement with Roche regarding research into the genetic causes of twelve diseases. Under the terms of the agreement, Roche has made equity investments and is funding our gene discovery programs in the twelve diseases. Under the agreement, we may receive a total of more than $200 million in research funding and milestone payments and will receive royalty payments on the sale of diagnostic and therapeutic products resulting from the collaboration. The term of the agreement will continue until February 1, 2003 provided that Roche elects to extend the agreement for the one-year period commencing on the fourth anniversary of the agreement. Revenues recognized by us have consisted primarily of revenues generated under the research collaboration and cross-license agreement with Roche. Roche constituted 96% and 99% of our total revenues in the three month periods ended March 31, 2000 and 2001, respectively.

     In May 2000, we entered into a strategic alliance agreement and crosswalk development agreement with Partners Healthcare System, Inc., The General Hospital corporation, d.b.a. Massachusetts General Hospital and The Brigham and Women's Hospital, Inc., (collectively, "Partners") pursuant to which (a) we will fund research by investigators of Partners pursuant to sponsored research agreements and/or clinical trial agreements to be entered into from time to time, (b) we will collaborate with Partners on, and provide funding for, development of an information technology bridge, called the crosswalk, to facilitate studies with the deCODE Combined Data Processing system and Partners' Research Patient Data Registry and (c) we will develop and market, in consultation with Partners, new information technology products and services relating to the use of the crosswalk for future pharmaceutical and biotechnology applications.

     We have a number of collaborative agreements with local medical institutions and doctors regarding particular disease research. These agreements generally extend for a period of five years. Under the agreements, these institutions and/or physicians contribute data or other clinical information and we contribute equipment, research supplies and our molecular genetics and experimental design expertise. The agreements also require us to reimburse all project-related expenses. If we sell project results, the agreements require us to make specified payments and pay a portion of performance-based milestone payments that we receive. In addition, we have a settlement agreement with a U.S. medical institution whereby we are committed to pay royalties and milestone payments if we are successful in developing and commercializing products which result from a particular technology jointly owned by us and the medical institution.

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

     Our operating results through March 31, 2001 reflect the expenses incurred in our gene discovery activities, partly offset by the revenues received pursuant to our research collaboration agreement with Roche in connection with these activities. We will continue these activities, but our operating results will also reflect the substantial costs we expect to incur in commencing the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system. While we intend to enter into collaborations to help fund and develop the deCODE Combined Data Processing system, until we do so there will be no revenue from our database service activities to offset against these costs.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

     REVENUES. Our revenues increased to $5,032,986 for the quarter ended March 31, 2001 as compared to $4,618,386 for the quarter ended March 31, 2000, an increase of 9%. Revenues attributable to our research collaboration agreement with Roche increased from $4,437,222 to $5,006,667, an increase resulting from the recognition of revenue on new milestone achievements. At March 31, 2001, the total amount of deferred research revenue which will be recognized in future periods aggregated $3,863,332.

     In connection with our July 2000 initial public offering, we adopted the provisions of Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition. Under SAB 101, milestone revenue is recognized on a retrospective basis over the contractual term of the agreement with Roche. Accordingly, upon achievement of the milestone, a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder is recognized as services are performed (generally straight-line) over the remaining term of the collaboration. We could have significant downward revisions to revenue under the retrospective straight-line basis of recognizing milestone revenues in our collaboration with Roche resulting from, among other things, extension by Roche of the contractual term of our collaboration with them.

     RESEARCH AND DEVELOPMENT. Our research and development expenses increased to $20,215,301 for the quarter ended March 31, 2001 as compared to $9,234,368 for the quarter ended March 31, 2000, an increase of 119%. We have continued to expand our research and development operations, including our hiring of additional research personnel and the resulting salary and benefits costs, an expansion of our laboratory facilities and equipment acquisitions and the resulting depreciation, purchase and use of consumables, and our increased research efforts. The increase in the quarter ended March 31, 2001 is primarily attributable to depreciation on the expanded asset base, increased purchases of consumables in support of, among other things, our new ABI Prism 3700 DNA Analyzers, salaries and contractor services, and the disposal of laboratory equipment. We expect to continue to increase research and development spending as we pursue and expand our research efforts and accelerate the development of the database services. We also expect research and development to increase with the establishment of our new subsidiaries, Encode, deCODE Cancer and Digitalis.

     GENERAL AND ADMINISTRATIVE. Our general and administrative expenses increased to $3,003,556 for the quarter ended March 31, 2001 as compared to $2,946,337 for the quarter ended March 31, 2000, an increase of 2%. We continue to expand our operations, including hiring of additional general and administrative personnel. We expect that general and administrative expenses may continue to increase in 2001.

     STOCK-BASED COMPENSATION AND REMUNERATION EXPENSE. Stock-based compensation and remuneration expense was $1,162,549 for the quarter ended March 31, 2001 as compared to $2,127,549 for the quarter ended March 31, 2000, a decrease of 45%. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years.

     INTEREST INCOME. Our interest income increased to $2,620,229 for the quarter ended March 31, 2001 as compared to $771,592 for the quarter ended March 31, 2000, an increase of 240%. This increase is due to higher average cash reserves as a result of our initial public offering.

     OTHER NON-OPERATING INCOME AND (EXPENSE), NET. Our other non-operating income and expense, net increased to a net expense of $522,121 for the quarter ended March 31, 2001 as compared to $107,412 for the quarter ended March 31, 2000 primarily as a result of foreign exchange losses.

     INCOME TAXES. As of March 31, 2001, we had an accumulated deficit of $126,841,463 and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the quarters ended March 31, 2001 and 2000. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2000, we had net operating losses able to be carried forward for federal income tax purposes of approximately $458,000 to offset future federal taxable income in the United States which begins to expire in 2018 and our subsidiary had net operating loss carryforwards of approximately $20.2 million which expire in varying amounts beginning in 2004.

     NET LOSS AND BASIC AND DILUTED NET LOSS PER SHARE. Net loss and basic and diluted net loss per share were $16,087,763 and $0.37 for the quarter ended March 31, 2001, respectively, as compared to $6,898,139 and $1.25 for the quarter ended March 31, 2000, respectively. This is an increase of 133% in net loss and a decrease of 70% in basic and diluted net loss per share. Although net loss has increased, basic and diluted net loss per share has decreased primarily as a result of the greater number of average shares outstanding as a result of our initial public offering in July 2000.

     PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE. Pro forma basic and diluted net loss per share is computed as if the preferred shares had converted into common shares immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share, net loss has not been increased for the accumulated dividends or amortized discounts on preferred stock. Pro forma basic and diluted net loss per share increased to $0.37 for the quarter ended March 31, 2001 as compared to $0.23 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had $172,127,169 in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Inflation has not had a material effect on our business.

     Net cash used in operating activities was $945,872 in the quarter ended March 31, 2001, as compared to $1,844,436 in the quarter ended March 31, 2000. Cash expenditures for research and development and general and administrative expenses during the quarter were mitigated by the collection of receivables and other working capital sources of funds.

     Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the quarter ended March 31, 2001 were $20,745,984 as compared to $1,319,180 in the quarter ended March 31, 2000, primarily due to the expansion of our facilities and operations. Particularly, during the quarter ended March 31, 2001 we expended $2,802,936 in respect of a new building to house our operations in the University District of Reykjavik and we paid for the fifty new ABI Prism 3700 DNA Analyzers acquired in 2000. Net cash used in investing activities may in the future fluctuate significantly from quarter to quarter due to the timing of capital expenditures and investments.

     Net cash of $325,663 was used for financing activities in the quarter ended March 31, 2001 as compared to $14,367,252 provided in the quarter ended March 31, 2000. Although we made installment payments on our capital leases during both quarters ended March 31, 2001 and 2000, we did not enter into any significant financing activities during the quarter ended March 31, 2001.

     Our cash is deposited only with financial institutions in Iceland, United Kingdom and the United States having a high credit standing. Almost all of this cash is invested in U.S. dollar denominated money market instruments but partly invested in Icelandic krona denominated financial securities.

     In January 2001 we engaged a contractor for the construction of a new building to house our operations in the University District of Reykjavik. Total project cost is estimated to be approximately $30 million and $6.3 million has been incurred through March 31, 2001. We expect that the new building will be complete before the end of 2001 and occupied in early 2002. We are currently exploring various methods for financing this project. We had no other material commitments for capital expenditures at March 31, 2001.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2001, all of our cash and cash equivalents were in money market and checking accounts.



PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings except as follows:

     On January 13, 2000 Thorsteinn Jonsson and Genealogia Islandorum hf., the alleged holders of copyrights to approximately 100 books of genealogical information, commenced an action against us in the District Court of Reykjavik in Iceland. They allege that our genealogy database infringes their copyrights and seek damages in the amount of approximately 616 million Icelandic kronas, or approximately $6.7 million (as of March 31, 2001) and a declaratory judgment to prevent us from using the allegedly infringing data. We believe the suit is without merit and intend to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

     Mannvernd issued a press release in February 2000, announcing its intention to file lawsuits against the State of Iceland and any other relevant parties, including us, to test the constitutionality of the Act. In its press release, Mannvernd indicated that it hopes to halt the construction and/or operation of the Icelandic Health Sector Database. On April 30, 2001, a lawsuit was filed against the Icelandic Directorate of Public Health but Mannvernd has not commenced litigation against us; however, the ultimate resolution of this matter cannot yet be determined.

     On April 10, 2000, Ernir Snorrason, one of our original stockholders, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that we improperly exercised an option to repurchase 256,637 shares of common stock that we issued to him in 1996 pursuant to a Founders' Stock Purchase Agreement. The complaint seeks an order requiring us to recognize Mr. Snorrason as the owner of these shares. We believe that we have good defenses to this action and intend to defend it vigorously. However, given the uncertainties inherent in the litigation process, we cannot be certain of the outcome of this proceeding. A trial date has been set for June 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

     (c) During the period covered by this quarterly report on Form 10-Q, we sold the following securities that were not registered under the Securities Act:

            (1) On January 1, 2001, we issued 5,000 shares of our common stock to Gigtarfelag Islands, an Icelandic foundation established to support osteoporosis research, for $.001 per share, the par value. The balance of the fair market value of the shares was a charitable contribution.

            (2) On January 1, 2001, we issued 20,000 shares of our common stock to several non-U.S. persons, including four of our employees, in consideration for all the outstanding capital stock of Digitalis ehf., an Icelandic limited liability company.

            The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) as transactions not involving any public offering or Regulation S as offers and sales that occurred outside the United States. Where appropriate, the purchasers represented their intention to acquire the securities for investment only and not with a view to the distribution thereof or that they were non-U.S. persons. Appropriate legends are affixed to the stock certificates issued in those transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to adequate information.

USE OF PROCEEDS

     (d) We commenced an initial public offering of our common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to us after deduction of expenses were approximately $182.0 million. Through March 31, 2001, we have used approximately $43.6 million dollars of the proceeds as follows:

Discovery and research programs.......................................  $20.1
ABI Prism 3700 DNA Analyzers..........................................   13.1
Computer equipment....................................................    1.1
Other laboratory equipment............................................    2.1
Construction of executive office and laboratory facilities............    2.8
Construction of other laboratory facilities...........................    1.7
General and administrative activities.................................    2.2
Installment payments on capital lease obligations.....................    0.4
Interest..............................................................    0.1
                                                                        -----
                                                                        $43.6
                                                                        =====

     Pending use, we have invested the remaining proceeds primarily in U.S. dollar denominated money market funds but also partly in Icelandic krona denominated financial securities.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Item 5.  OTHER INFORMATION

None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT

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

10.1        Employee Confidentiality, Invention Assignment and Non-Compete Agreement
            between deCODE genetics, Inc. and C. Augustine Kong, dated January 1, 2001
            (Incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.2        Amended and Restated Promissory Note, dated January 1, 2001, by Hannes
            Smarason and the Company

10.3        Work contract dated March 15, 2001 between Islensk erfdagreining ehf. and
            Eykt ehf., an Icelandic civil-works engineer, on the concrete casting, external finish work, conduits and ventilation systems, electrical and specialized systems in Sturlugata 8, Reykjavik.

99.1        Risk Factors




(b)  REPORTS ON FORM 8-K.

None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Dated May 15, 2001

                                                           deCODE genetics, Inc.


                                                             /s/ Kari Stefansson
                                          --------------------------------------
                                                                 Kari Stefansson
                                                            Chairman, President,
                                            Chief Executive Officer and Director


                                                                /s/ Axel Nielsen
                                          --------------------------------------
                                                                    Axel Nielsen
                                                     Vice President, Finance and
                                                  Treasurer (principal financial
                                       officer and principal accounting officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER       DESCRIPTION OF EXHIBIT

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

10.1         Employee Confidentiality, Invention Assignment and Non-Compete Agreement
             between deCODE genetics, Inc. and C. Augustine Kong, dated January 1, 2001
             (Incorporated by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000)

10.2         Amended and Restated Promissory Note, dated January 1, 2001, by Hannes
             Smarason and the Company

10.3         Work contract dated March 15, 2001 between Islensk erfdagreining ehf. and
             Eykt ehf., an Icelandic civil-works engineer, on the concrete casting, external finish work, conduits and ventilation systems, electrical and specialized systems in Sturlugata 8, Reykjavik.

99.1         Risk Factors