Form 10-Q
period 2001-06-30
DECODE GENETICS INC
filed 2001-08-14
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


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



                                  +354-570-1900
              (Registrant's Telephone Number, Including Area Code)



Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
                  ---      -----


The aggregate number of shares of the registrant's common stock outstanding on July 17, 2001 was 45,183,567.

                              deCODE genetics, Inc.

                                      INDEX

                                                                        Page Number

PART I. FINANCIAL INFORMATION ........................................       3

Item 1. Financial Statements .........................................       3

        Condensed Consolidated Statements of Operations for the
          three and six month periods ended June 30, 2001
          and 2000 (unaudited)........................................       3

        Condensed Consolidated Balance Sheets as of June 30, 2001
          (unaudited) and December 31, 2000 ..........................       4

        Condensed Consolidated Statements of Cash Flows for the six
          month periods ended June 30, 2001 and 2000 (unaudited)......       5

        Notes to Condensed Consolidated Financial Statements .........       6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................      14

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...      20


PART II. OTHER INFORMATION ...........................................      20

Item 1. Legal Proceedings.............................................      20

Item 2. Changes in Securities and Use of Proceeds ....................      21

Item 3. Defaults Upon Senior Securities...............................      22

Item 4. Submission of Matters to a Vote of Security Holders...........      22

Item 5. Other Information.............................................      22

Item 6. Exhibits and Reports on Form 8-K .............................      37

        (a) Exhibits .................................................      37

        (b) Reports on Form 8-K ......................................      38

Signatures ...........................................................      38

Index to Exhibits   ..................................................      39

PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              deCODE genetics, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                     FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                         ENDED JUNE 30,            ENDED JUNE 30,
                                   --------------------------  -------------------------
                                       2001          2000          2001          2000
                                   ------------  ------------  ------------  -----------
                                    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)  (UNAUDITED)
REVENUE
  Research collaborative contract. $  5,985,832  $  3,798,333  $ 10,992,499   $ 8,235,555
  Other revenue...................      212,074        30,194       238,393       211,358
                                   ------------  ------------  ------------   -----------
         Total revenue............    6,197,906     3,828,527    11,230,892     8,446,913

OPERATING EXPENSES
  Research and development........   16,332,187     9,971,227    36,547,488    19,205,595
  General and administrative......    3,727,291     4,794,871     6,730,847     7,741,208
                                   ------------  ------------  ------------   -----------
         Total operating expenses.   20,059,478    14,766,098    43,278,335    26,946,803
                                   ------------  ------------  ------------   -----------

Operating loss....................  (13,861,572)  (10,937,571)  (32,047,443)  (18,499,890)

Interest income...................    1,903,372       646,209     4,523,601     1,417,801
Other non-operating income
   and (expense), net.............     (332,305)     (100,086)     (854,426)     (207,498)
Taxes.............................            0             0             0             0
                                   ------------  ------------  ------------  ------------
Net loss..........................  (12,290,505)  (10,391,448)  (28,378,268)  (17,289,587)

Accrued dividends and amortized
   Discount on preferred stock....            0    (4,602,717)            0    (6,982,095)
                                   ------------  ------------  ------------  ------------
Net loss available to
   common stockholders............ $(12,290,505) $(14,994,165) $(28,378,268) $(24,271,682)
                                   ============  ============  ============  ============

Basic and diluted net loss
   per share...................... $      (0.28) $      (1.94) $      (0.64) $     (3.20)

Shares used in computing basic and
   diluted net loss per share.....   44,143,344     7,717,614    44,031,899    7,578,244









          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        JUNE 30,            DECEMBER 31,
                                                          2001                  2000
                                                      ------------          ------------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................  $154,592,662          $194,144,688
  Receivables and other current assets..............    13,335,877            14,482,336
                                                      ------------          ------------
          Total current assets......................   167,928,539           208,627,024
Property and equipment, net.........................    45,903,115            37,100,690
Other long-term assets..............................     7,536,957             3,172,853
                                                      ------------          ------------
          Total assets..............................  $221,368,611          $248,900,567
                                                      ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............  $ 10,677,526         $  22,957,481
  Current portion of capital lease obligations......     1,796,075             1,749,807
  Deferred research revenue.........................    14,592,500             4,404,999
                                                      ------------          ------------
          Total current liabilities.................    27,066,101            29,112,287
Capital lease obligations, net of current portion...     1,891,796             2,801,853
Other long-term liabilities.........................       195,578               717,261

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none...................             0                     0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares
     Issued:  45,233,783 and 45,041,969 shares
     at June 30, 2001 and December 31, 2000,
     respectively
     Outstanding: 45,183,567 and 45,041,969 shares
     at June 30, 2001 and December 31, 2000,
     respectively...................................        45,184                45,042
  Additional paid-in capital........................   351,152,909           350,398,909
  Notes receivable..................................   (11,325,769)          (11,850,953)
  Deferred compensation.............................    (8,708,277)          (11,568,776)
  Accumulated deficit...............................  (139,131,968)         (110,753,700)
  Accumulated other comprehensive income (loss).....       183,057                (1,356)
                                                      ------------         -------------
          Total stockholders' equity................   192,215,136           216,269,166
                                                      ------------         -------------
          Total liabilities, and
             stockholders' equity...................  $221,368,611         $ 248,900,567
                                                      ============         =============








          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                      ----------------------------------
                                                          2001                  2000
                                                      ------------          ------------
                                                      (UNAUDITED)           (UNAUDITED)

Net loss ...........................................  $(28,378,268)        $(17,289,587)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ...................     4,755,559            1,727,893
   Amortization of deferred stock compensation .....     2,352,627            3,427,121
   Other stock-based remuneration and
      Stock contributions...........................        52,500            3,415,930
   Loss on disposal of equipment....................     1,607,583                    0
   Litigation settlement............................     1,292,642                    0
   Equity in net loss of affiliate..................       144,311               68,237
   Accrued interest on receivable from share
      issuance......................................             0              893,836
   Other............................................             0             (280,394)
Changes in operating assets and liabilities:
  Receivables and other current assets .............     1,146,459           (1,411,786)
  Accounts payable and accrued expenses ............       870,212            1,786,096
  Deferred research revenue ........................    10,187,501             (305,555)
  Unbilled research revenue ........................    (5,000,000)                   0
  Other long-term liabilities ......................      (521,683)              66,666
                                                      ------------         ------------
     Net cash used in operating activities .........   (11,490,557)          (7,901,543)
                                                      ------------         ------------

Cash flows from investing activities:
   Purchase of property and equipment ..............   (27,429,569)          (3,458,926)
   Investment in affiliated company, net ...........             0             (518,851)
                                                      ------------         ------------
     Net cash used in investing activities .........   (27,429,569)          (3,977,777)
                                                      ------------         ------------

Cash flows from financing activities:
  Issuance of preferred stock and warrants .........             0           34,534,276
  Issuance of common stock .........................             0               63,000
  Repurchase of preferred stock ....................             0          (17,467,077)
  Forfeiture of common stock .......................           (50)                  (1)
  Repayment of notes receivable for common stock ...       231,939                    0
  Installment payments on capital lease obligations.      (863,789)          (1,089,285)
                                                      ------------         ------------
     Net cash provided by (used in)
     financing activities ..........................      (631,900)          16,040,913
                                                      ------------         ------------

Net increase (decrease) in cash ....................   (39,552,026)           4,161,593
Cash and cash equivalents at beginning of period ...   194,144,688           29,845,664
                                                      ------------         ------------
Cash and cash equivalents at end of period .........  $154,592,662         $ 34,007,257
                                                      ============         ============

Supplemental schedule of non-cash transactions:
    Payables related to purchase of property
       and equipment................................  $          0         $  1,423,000



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



THE COMPANY

        References in this report to deCODE and "we" and "us" refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.'s wholly owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries Encode ehf. and deCODE cancer ehf.

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

        The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.


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

                              deCODE genetics, Inc.

REVENUE

        Revenues recognized through June 2001 are derived primarily from research funding and milestone payments received under the 1998 research and collaboration agreement with F. Hoffmann-La Roche, or Roche. Research funding revenue from Roche is recorded when due and recognized on an accrual basis as services are provided and are recorded with reference to contracted rates. Research funding payments are not refundable in the event that the research efforts are not successful. Milestone payments are recorded when acknowledgement of having achieved applicable performance requirements is received and are recognized as revenue on a retrospective basis over the contractual term of the agreement with Roche. deCODE believes that the milestone payments represent additional amounts of the aggregate total revenue to be earned under the arrangement with Roche, and that such revenue is more appropriately accounted for over the service period of the agreement. Accordingly, upon the achievement of a milestone, the milestone payment is recorded and a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder of the milestone payment is recognized as services are performed (generally straight-line) over the remaining estimated term of the collaboration. Payments due in advance of being earned are recorded as deferred revenue.

        The following is a summary of deferred revenue:

                                      FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                         ENDED JUNE 30,              ENDED JUNE 30,
                                   --------------------------  --------------------------
                                       2001          2000           2001          2000
                                   ------------  ------------  ------------  ------------
                                   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)

Revenue recorded during the period.$ 16,927,074  $  3,495,194  $ 21,418,393  $  8,141,358
Revenue recognized during the
   period..........................  (6,197,906)   (3,828,527)  (11,230,892)   (8,446,913)
                                   ------------  ------------  ------------  ------------
                                     10,729,168      (333,333)   10,187,501      (305,555)
Deferred revenue at beginning of
   period..........................   3,863,332     2,266,111     4,404,999     2,238,333
                                   ------------  ------------  ------------  ------------
Deferred revenue at end of period..$ 14,592,500  $  1,932,778  $ 14,592,500  $  1,932,778
                                   ============  ============  ============  ============

        Other long-term assets at June 30, 2001 include $5,000,000 of unbilled and deferred revenue.

        In October 2000, deCODE changed the estimated contract term over which milestone revenue is recognized under the 1998 research and collaboration agreement with Roche from three to four years. The cumulative effect of this revision ($1,333,000) was recorded as reduction to revenue in the fourth quarter of 2000. This change in estimate had the effect of increasing what would have otherwise been recognized to revenue in the three and six-month periods ended June 30, 2001 by $0.3 million and $0.5 million, respectively. deCODE could have significant downward revision to revenue under the retrospective straight-line basis of recognizing milestone revenues for the 1998 research collaboration with Roche resulting from, among other things, extension by Roche of the contractual term of the collaboration with them.

                              deCODE genetics, Inc.

RECENT COLLABORATIONS

        In June 2001, deCODE entered into a collaboration and cross-license agreement with Roche regarding diagnostics. Under the terms of this new agreement, deCODE will collaborate on the development and marketing of DNA-based diagnostics for major diseases, work with Roche to identify and validate molecular targets that are useful for developing products and services that accurately establish a patient's current diagnosis, predict future risk of disease, predict drug response and determine responses to treatment or the health status of individuals and enable early prevention or treatment of disease. deCODE will also be focusing on developing informatics products and services, which will include software tools and databases. As part of the alliance deCODE has also provided Roche a subscription license to deCODE's Clinical Genome Miner. Under the agreement deCODE will receive payments including research funding, research milestones and royalties on any products which are commercialized. The research term under the agreement is five years.

        In June 2001, deCODE entered into a collaboration agreement with Genmab A/S and Medarex, Inc. pursuant to which the parties will collaborate on the research, development, and commercialization of new antibody therapeutic products. Under this five year collaboration, deCODE will utilize novel targets discovered in its research on the genetics of common diseases along with Genmab's human antibody technology. The collaboration will cover a broad range of disease areas including cardiovascular disease, inflammatory disease and cancer. Together with Genmab and Medarex, deCODE will share equally in the development costs and revenues generated from the outlicensing or sales of products developed under the agreement.

        In June 2001, deCODE entered into an agreement to provide Genmab A/S with research and development services to develop DNA-based tests to predict individual clinical response to Genmab's antibody treatment for rheumatoid arthritis and possible related novel therapeutics. deCODE will be paid as stages of the research program are completed. Additionally, deCODE will receive milestone and royalty payments on commercialized products should Genmab A/S exercise its option for first opportunity to enter into a royalty-bearing license agreement.

        In July 2001, deCODE entered into a pharmacogenomics collaboration and license agreement with Affymetrix, Inc. Under the terms of the agreement the parties will collaborate in the research and development of gene expression tests and nucleic acid based tests to predict the response of individual patients to various drugs. deCODE will undertake the initial research activities to be performed with respect to the initial ten drugs to be studied under the collaboration. Affymetrix will supply various chips in connection with the research. The parties will share revenues resulting from the collaboration, including those from licensing and product commercialization.

        In July 2001, deCODE entered into a joint development and commercialization agreement with Applied Biosystems Group (ABG). Under the terms of the agreement, the parties will collaborate to develop and commercialize software products for the collection, organization and analysis of genotyping information. Under this agreement, deCODE and ABG have granted to each other licenses to products developed under the joint development program.

                In July 2001, deCODE also entered into a separate three-year reagent supply agreement with ABG. Under the terms of the agreement, ABG has agreed to supply and deCODE has agreed to purchase reagents and other supplies over three years, including a minimum of $24.3 million in the first fourteen months.

                              deCODE genetics, Inc.

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

                                       FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                          ENDED JUNE 30,              ENDED JUNE 30,
                                    --------------------------  --------------------------
                                        2001          2000           2001          2000
                                    ------------  ------------  ------------  ------------
                                    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)

Research and development expense... $    762,562  $  1,208,851  $  1,595,292  $  1,986,797
General and administrative expense.      427,516       506,666       757,335     1,856,269
                                    ------------  ------------  ------------  ------------
          Total.................... $  1,190,078  $  1,715,517  $  2,352,627  $  3,843,066
                                    ============  ============  ============  ============

        In January 2001, deCODE made a charitable contribution of 5,000 shares of common stock amounting to $52,500. In May 2000, deCODE made a charitable contributions 150,000 shares of Series B preferred stock amounting to $3.0 million.

        In March and June 2001, deCODE granted 406,000 and 313,500 stock options, respectively, to employees under the 1996 Equity Incentive Plan (the "Plan"). In June 2001, the Plan was amended to increase the number of shares of common stock reserved for issuance upon the exercise of stock awards granted under the Plan from 6,000,000 to 7,000,000 shares. As of June 30, 2001, 1,345,000 shares were available for grant under the Plan.

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

                                    FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                       ENDED JUNE 30,                ENDED JUNE 30,
                                 ---------------------------  ---------------------------
                                     2001           2000          2001           2000
                                 ------------  -------------  ------------  -------------
                                 (UNAUDITED)    (UNAUDITED)   (UNAUDITED)    (UNAUDITED)

Net loss........................ $(12,290,505) $(10,391,448)  $(28,378,268) $(17,289,587)
Accrued dividends on Series A,
   Series B and Series C
   preferred stock..............            0    (2,340,340)             0    (4,679,565)
Amortized discount on Series A
   And Series C preferred stock.            0    (2,262,377)             0    (2,302,530)
                                 ------------  ------------  -------------  ------------
Accrued dividends and amortized
   discount on preferred stock..            0    (4,602,717)             0    (6,982,095)
                                 ------------  ------------  -------------  ------------
Net loss available to
   common stockholders.......... $(12,290,505) $(14,994,165) $ (28,378,268) $(24,271,682)
                                 ============  ============  =============  ============


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

                                                        JUNE 30,             JUNE 30,
                                                          2001                 2000
                                                      -----------          -----------
                                                      (UNAUDITED)          (UNAUDITED)

                                                        (SHARES)             (SHARES)

Preferred stock convertible into shares of
   common stock.....................................           0            23,737,081
Warrants to purchase shares of common stock.........   1,167,500             1,492,500
Options to purchase shares of common stock..........   1,526,000                30,000

                              deCODE genetics, Inc.

COMPREHENSIVE INCOME (LOSS)

        The following table presents the calculation of comprehensive income as required by SFAS No. 130:

                                   FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                      ENDED JUNE 30,                ENDED JUNE 30,
                                --------------------------    --------------------------
                                    2001           2000           2001           2000
                                ------------  -------------  -------------  ------------
                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Net loss....................... $(12,290,505) $(10,391,448)  $(28,378,268)  $(17,289,587)
Other comprehensive
  income (loss):
     Foreign currency
        translation ...........      143,954        24,031        184,413         16,214
                                ------------  ------------   ------------   ------------
Total comprehensive
   income (loss) .............. $(12,146,551) $(10,367,417)  $(28,193,855)  $(17,273,373)
                                ============  ============   ============   ============


SEGMENT INFORMATION

        Management plans to organize deCODE's main business units along three avenues of commercialization: discovery services, database services, and healthcare informatics. Discovery services, or the development and applications of proprietary bioinformatics tools to discover disease-related genes and associated drug targets, are currently carried-out in collaboration with Roche, other collaborators and in deCODE's own research programs. deCODE intends that this business unit will also ultimately encompass diagnostic and therapeutic products and pharmacogenomic services. The database services business unit will involve the construction and commercialization of the Icelandic Health Sector Database containing non-personally identifiable data from Icelandic healthcare records, and the deCODE Combined Data Processing system to cross-reference data from the Icelandic Health Sector Database with genealogical and genotypic data. deCODE expects to derive revenues from the database business unit by providing services through the deCODE Combined Data Processing system to pharmaceutical and biotechnology companies, healthcare providers and other participants in the healthcare industry. The healthcare informatics business unit will seek to commercialize bioinformatics tools developed in deCODE's gene and drug target discovery and database efforts. Products of the healthcare informatics business unit are expected to include medical decision-support systems designed to assist the decision making process in the delivery of healthcare and privacy protection products derived from deCODE's expertise in encryption tools for complex and sensitive medical and genetic data.

        Through June 30, 2001, deCODE's efforts have largely been directed toward discovery services and financial information available for evaluation by management in deciding how to allocate resources and assess performance is that of the business as a whole. For these reasons, deCODE has a single reportable segment. All of deCODE's revenue from inception have been generated in Iceland, and all of deCODE's long-lived assets are located in Iceland. Roche accounted for 97% and 99% of consolidated revenue in the three-month periods ended June 30, 2001 and 2000, respectively, and 98% and 97% of consolidated revenue in the six-month periods ended June 30, 2001 and 2000, respectively.

                              deCODE genetics, Inc.

ACQUISITION - DIGITALIS EHF.

        In January 2001, deCODE issued 20,000 shares of its common stock to several persons, including four employees, in consideration for all the outstanding capital stock of Digitalis ehf. (Digitalis), an Icelandic software company. The acquisition was accounted for using the purchase method, whereby the total purchase price ($210,000) has been allocated to Digitalis' assets and liabilities based on estimated fair values on the date of acquisition. The excess of purchase price over the fair value of the net tangible assets acquired has been allocated to intangibles that are being amortized using the straight-line method over two years. The unaudited condensed consolidated financial statements include the cash flows and results of Digitalis from the date of acquisition.


LITIGATION

        In January 2000, Thorsteinn Jonsson and Genealogia Islandorum hf., the alleged holders of copyrights to approximately 100 books of genealogical information, commenced an action against deCODE in the District Court of Reykjavik in Iceland. They allege that deCODE's genealogy database infringes their copyrights and seek damages in the amount of approximately 616 million Icelandic kronas, or approximately $5.9 million (as of June 30, 2001) and a declaratory judgment to prevent deCODE from using the allegedly infringing data. deCODE believes the suit is without merit and intends to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

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

        In April 2000, Ernir Snorrason, an original stockholder of deCODE, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that deCODE improperly exercised an option to repurchase 256,637 shares of common stock that deCODE issued to Mr. Snorrason in 1996 pursuant to a Founders' Stock Purchase Agreement and seeking an order requiring deCODE to recognize Mr. Snorrason as the owner of these shares. In June 2001, the parties settled the matter without admission or adjudication of any issue of fact or law and 166,814 shares of deCODE common stock were issued to Mr. Snorrason for $0.001 per share, the par value, with the resulting loss ($1,292,642) being recorded as a general and administrative expense at that time.


RECENT PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, deCODE is required to adopt SFAS No. 142 for fiscal year 2002. deCODE is currently in the process of evaluating the impact SFAS No. 142 will have on its financial position and results of operations.

                             deCODE genetics, Inc.

OTHER

        In February 2001, deCODE settled a payable for laboratory equipment of $13,150,000, which amount is included in investing cash flows for the purchase of property and equipment during the six months ended June 30, 2001.

        In light of current conditions and pace of technological change, effective from April 1, 2001 deCODE changed the estimated useful life of sequencing instruments for purposes of depreciation from five to four years. This change in estimate had the effect of increasing depreciation expense $0.5 million in the three and six-month periods ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

OVERVIEW

        deCODE was incorporated in August 1996. We are a genomics and health informatics company that provides products and services for the healthcare industry. Our approach to the discovery of healthcare knowledge brings together three key types of non-personally identifiable population data derived from the Icelandic nation: information from the healthcare system, information about genealogical relationships among individuals covered by this system and associated molecular genetics data. We have or are developing three avenues of commercialization: Discovery Services, with a focus on gene and drug target discovery and pharmacogenomics; Database Services, with a focus on the construction and commercialization of the Icelandic Health Sector Database, which contains non-personally identifiable data from Icelandic healthcare records, and the deCODE Combined Data Processing system, to cross-reference data from the Icelandic Health Sector Database with genealogical and genotypic data; and, Healthcare Informatics, which is computerized analysis of healthcare data, with a focus on bioinformatics, which is the computerized analysis of biological information, decision-support tools and privacy products.

        We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2001 we had an accumulated deficit of $139,131,968. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our technology development and construction of the deCODE Combined Data Processing system and healthcare informatics systems. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.

        In February 1998, we entered into a research collaboration and cross-license agreement with F. Hoffmann-La Roche, or Roche, regarding research into the genetic causes of twelve diseases. Under the terms of the agreement, Roche has made equity investments and is funding our gene discovery programs in the twelve diseases. Under the agreement, we may receive a total of more than $200 million in research funding and milestone payments and will receive royalty payments on the sale of diagnostic and therapeutic products resulting from the collaboration. The term of the agreement will continue until February 1, 2003 provided that Roche elects to extend the agreement for the one-year period commencing on the fourth anniversary of the agreement. Revenues recognized by us to-date have consisted primarily of revenues generated under the research collaboration and cross-license agreement with Roche. Roche constituted 97% and 99% of our total revenues in the three-month periods ended June 30, 2001 and 2000, respectively, and 98% and 97% of our total revenues in the six-month periods ended June 30, 2001 and 2000, respectively.

        In May 2000, we entered into a strategic alliance agreement and crosswalk development agreement with Partners Healthcare System, Inc., The General Hospital corporation, d.b.a. Massachusetts General Hospital and The Brigham and Women's Hospital, Inc., (collectively, "Partners") pursuant to which
(a) we fund research by investigators of Partners pursuant to sponsored research agreements and/or clinical trial agreements to be entered into from time to time, (b) we collaborate with Partners on, and provide funding for, development of an information technology bridge, called the crosswalk, to facilitate studies with the deCODE Combined Data Processing system and Partners' Research Patient Data Registry and (c) we develop and market, in consultation with Partners, new information technology products and services relating to the use of the crosswalk for future pharmaceutical and biotechnology applications.

        We have a number of collaborative agreements with local medical institutions and doctors regarding particular disease research. These agreements generally extend for a period of five years. Under the agreements, these institutions and/or physicians contribute data or other clinical information and we contribute equipment, research supplies and our molecular genetics and experimental design expertise. The agreements also require us to reimburse all project-related expenses. If we sell project results, the agreements require us to make specified payments and pay a portion of performance-based milestone payments that we receive. In addition, we have a settlement agreement with a U.S. medical institution whereby we are committed to pay royalties and milestone payments if we are successful in developing and commercializing products that result from a particular technology jointly owned by the medical institution and us.

RECENT DEVELOPMENTS

        In June 2001, we entered into a collaboration and cross-license agreement with Roche regarding diagnostics. Under the terms of this new agreement, we will collaborate on the development and marketing of DNA-based diagnostics for major diseases. We will work with Roche to identify and validate molecular targets which are useful for developing products and services that accurately establish a patient's current diagnosis, predict future risk of disease, predict drug response and determine responses to treatment or the health status of individuals and enable early prevention or treatment of disease. We will also be focusing on developing informatics products and services, which will include software tools and databases. The agreement further provides for research to be conducted under the direction of a jointly appointed steering committee, which will oversee all research projects. Under the agreement we will receive payments including research funding, research milestones and royalties on any products that are commercialized. The research term under the agreement is five years.

        In June 2001, we entered into a collaboration agreement with Genmab A/S and Medarex, Inc. pursuant to which we will collaborate on the research, development, and commercialization of new antibody therapeutic products. Under this five-year collaboration, we will utilize novel targets discovered in our research on the genetics of common diseases along with Genmab's human antibody technology. The collaboration will cover a broad range of disease areas including cardiovascular disease, inflammatory disease and cancer. Together with Genmab and Medarex, we will share equally in the development costs and revenues generated from the outlicensing or sales of products developed under the agreement. Under the terms of this collaboration, Medarex will also contribute resources and will share certain costs and commercial rights.

        In June 2001, we entered into an agreement to provide Genmab A/S with research and development services to develop DNA-based tests to predict individual clinical response to Genmab's antibody treatment for rheumatoid arthritis and possible related novel therapeutics. We will be paid as stages of the research program are completed.

        In July 2001, we entered into a pharmacogenomics collaboration and license agreement with Affymetrix, Inc. Under the terms of the agreement the parties will collaborate in the research and development of gene expression tests and nucleic acid based tests to predict the response of individual patients to various drugs. We will undertake the initial research activities to be performed with respect to the initial ten drugs to be studied under the collaboration. Affymetrix will supply various chips in connection with the research. We will share revenues resulting from the collaboration, including those from licensing and product commercialization, with Affymetrix.

        In July 2001, we entered into a joint development and commercialization agreement with Applied Biosystems Group, or ABG. Under the terms of the agreement, we will work with ABG to jointly develop and commercialize software products for the collection, organization and analysis of genotyping information. The agreement provides for the development to be overseen by a joint steering committee that has specific responsibilities for the implementation and management of the joint development and joint commercialization programs. Under this agreement, ABG and we have granted to each other licenses to products developed under the joint development program.

GENERAL

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

        We intend to invest in all of our three business units, discovery services, database services and healthcare informatics, and expect to report net losses for the next several years. If the costs of these investments are greater than anticipated, or if they take longer to complete, or if losses are incurred from strategic investments, we may incur losses for a longer period of time.

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

        Our operating results through June 30, 2001 reflect the expenses incurred in our gene discovery activities, partly offset by the revenues received pursuant to our research collaboration agreement with Roche in connection with these activities. We will continue these activities, but our operating results will also reflect the substantial costs we expect to incur in commencing the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system. While we intend to enter into collaborations to help fund and develop the deCODE Combined Data Processing system, until we do so there will be no revenue from our database service activities to offset against these costs.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

        REVENUES. Revenues we have recognized through June 2001 are derived primarily from research funding and milestone payments received under the 1998 research and collaboration agreement with Roche. In connection with our July 2000 initial public offering, we adopted the provisions of Staff Accounting Bulletin No. 101 (SAB 101) on revenue recognition. Under SAB 101, milestone payments received under the 1998 research and collaboration agreement with Roche are recorded when acknowledgement of having achieved applicable performance requirements is received and are recognized as revenue on a retrospective basis over the contractual term of the agreement with Roche. Accordingly, upon the achievement of a milestone, the milestone payment is recorded and a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized. The remainder of the milestone payment is recognized as services are performed (generally straight-line) over the remaining term of the collaboration. Payments due in advance of being earned are recorded as deferred revenue. We could have significant downward revisions to revenue under the retrospective straight-line basis of recognizing milestone revenues in our 1998 research collaboration with Roche resulting from, among other things, extension by Roche of the contractual term of our collaboration with them.

        The following is a summary of deferred revenue:

                                      FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                         ENDED JUNE 30,              ENDED JUNE 30,
                                   --------------------------  --------------------------
                                       2001          2000           2001          2000
                                   ------------  ------------  ------------  ------------
                                   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)   (UNAUDITED)

Revenue recorded during the period.$ 16,927,074  $  3,495,194  $ 21,418,393  $  8,141,358
Revenue recognized during the
   period..........................  (6,197,906)   (3,828,527)  (11,230,892)   (8,446,913)
                                   ------------  ------------  ------------  ------------
                                     10,729,168      (333,333)   10,187,501      (305,555)
Deferred revenue at beginning of
   period..........................   3,863,332     2,266,111     4,404,999     2,238,333
                                   ------------  ------------  ------------  ------------
Deferred revenue at end of period..$ 14,592,500  $  1,932,778  $ 14,592,500  $  1,932,778
                                   ============  ============  ============  ============


        Our revenues increased to $6,197,906 for the quarter ended June 30, 2001 as compared to $3,828,527 for the quarter ended June 30, 2000, an increase of 62%. Quarterly revenues attributable to our research collaboration agreement with Roche were $5,985,832 as compared to $3,798,333 in the same quarter of the preceding year. Our revenues increased to $11,230,892 for the six months ended June 30, 2001 as compared to $8,446,913 for the six months ended June 30, 2000, an increase of 33%. Six-month revenues attributable to our research collaboration agreement with Roche were $10,992,499 as compared to $8,235,555 in the same period of the preceding year. The increase in revenues in the three and six month periods principally results from the recognition of revenue from new milestone achievements under our research collaboration with Roche.

        At June 30, 2001, the total amount of deferred research revenue that will be recognized in future periods aggregated $14,592,500. Revenues recorded for the quarter ended June 30, 2001 increased to $16,927,074 as compared to $3,495,194 for the quarter ended June 30, 2000, an increase of 384%. Revenues recorded in the six months ended June 30, 2001 increased to $21,418,393 as compared to $8,141,358 for the six months ended June 30, 2000, an increase of 163%. The increase in recorded revenues in the three and a six-month period is principally attributable to our new diagnostics collaboration with Roche but also results from greater milestone achievements under our 1998 research collaboration with Roche.

        RESEARCH AND DEVELOPMENT. Our research and development expenses increased to $16,332,187 for the quarter ended June 30, 2001 as compared to $9,971,227 for the quarter ended June 30, 2000, an increase of 64%. Our research and development expenses increased to $36,547,488 for the six months ended June 30, 2001 as compared to $19,205,595 for the six months ended June 30, 2000, an increase of 90%. We have continued to expand our research and development operations, including our hiring of additional research personnel and the resulting salary and benefits costs, an expansion of our laboratory facilities and equipment acquisitions, and the resulting depreciation, purchase and use of consumables, and our increased research efforts. The increase in the quarter and six-month periods ended June 30, 2001 as compared to the same periods in 2000 is primarily attributable to depreciation on the expanded asset base and increased purchases of consumables in support of, among other things, our new ABI Prism 3700 DNA Analyzers, salaries and contractor services, and the disposal of laboratory equipment. We expect to continue to increase research and development spending as we pursue and expand our research efforts and accelerate the development of the database services. We also expect research and development to increase with the establishment of our new subsidiaries, Encode, and deCODE Cancer as well as a result of our new diagnostics development contract with Roche and other recent collaborations.

        GENERAL AND ADMINISTRATIVE. Our general and administrative expenses decreased to $3,727,291 for the quarter ended June 30, 2001 as compared to $4,794,871 for the quarter ended June 30, 2000, a decrease of 22%. Our general and administrative expenses decreased to $6,730,847 for the six months ended June 30, 2001 as compared to $7,741,208 for the six months ended June 30, 2000, a decrease of 13%. Without regard to a $1.3 million non-cash litigation settlement charge in the quarter and six month periods ended June 30, 2001 and a $3.0 million stock-based contribution in the quarter and six month periods ended June 30, 2000, general and administrative expense increased approximately $0.7 million as compared to the same periods in 2000 as a result of added salaries, contractor services and other general and administrative expenses in the continued expansion of our operations, offset somewhat by lower stock-based compensation. We continue to expand our operations, including hiring of additional general and administrative personnel, and we expect that general and administrative expenses may continue to increase in 2001.

        STOCK-BASED COMPENSATION AND REMUNERATION EXPENSE. Stock-based compensation and remuneration expense was $1,190,078 for the quarter ended June 30, 2001 as compared to $1,715,517 for the quarter ended June 30, 2000, a decrease of 31%. Stock-based compensation and remuneration expense was $2,352,627 for the six months ended June 30, 2001 as compared to $3,843,066 for the six months ended June 30, 2000, a decrease of 39%. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years.

        INTEREST INCOME. Our interest income was $1,903,372 for the quarter ended June 30, 2001 as compared to $646,209 for the quarter ended June 30, 2000 and $4,523,601 for the six months ended June 30, 2001 as compared to $1,417,801 for the six months ended June 30, 2000. The increase in interest income is generally due to higher average cash reserves as a result of our initial public offering.

        OTHER NON-OPERATING INCOME AND (EXPENSE), NET. Our other non-operating income and expense, net increased to a net expense of $332,305 for the quarter ended June 30, 2001 as compared to a net expense of $100,086 for the quarter ended June 30, 2000. Our other non-operating income and expense, net increased to a net expense of $854,426 for the six months ended June 30, 2001 as compared to a net expense of $207,498 for the six months ended June 30, 2000. The increase in net other non-operating expense primarily results from foreign exchange losses in the current periods.

        INCOME TAXES. As of June 30, 2001, we had an accumulated deficit of $139,131,968 and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three or six months periods ended June 30, 2001 and 2000. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2000, we had net operating losses able to be carried forward for federal income tax purposes of approximately $458,000 to offset future federal taxable income in the United States which begins to expire in 2018 and our subsidiary had net operating loss carryforwards of approximately $20.2 million which expire in varying amounts beginning in 2004.

        NET LOSS AND BASIC AND DILUTED NET LOSS PER SHARE. Net loss and basic and diluted net loss per share were $12,290,505 and $0.28 for the quarter ended June 30, 2001, respectively, as compared to $10,391,448 and $1.94 for the quarter ended June 30, 2000, respectively. This is an increase of 18% in net loss and a decrease of 86% in basic and diluted net loss per share. Net loss and basic and diluted net loss per share were $28,378,268 and $0.64 for the six months ended June 30, 2001, respectively, as compared to $17,289,587 and $3.20 for the six months ended June 30, 2000, respectively. This is an increase of 64% in net loss and a decrease of 80% in basic and diluted net loss per share. Although net loss has increased in the three and six month periods ended June 30, 2001 as compared to the same periods in 2000, basic and diluted net loss per share has decreased primarily as a result of the greater number of average shares outstanding as a result of our initial public offering in July 2000.

        PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE. Pro forma basic and diluted net loss per share is computed for periods prior to our initial public offering as if the preferred shares had converted into common shares immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share for such periods, net loss has not been increased for the dividends accumulated or discounts on preferred stock amortized during such periods. Basic and diluted net loss per share decreased to $0.28 for the quarter ended June 30, 2001 as compared to pro forma basic and diluted net loss per share of $0.34 for the quarter ended June 30, 2000. Basic and diluted net loss per share increased to $0.64 for the six months ended June 30, 2001 as compared to pro forma basic and diluted net loss per share of $0.56 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2001, we had $154,592,662 in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Inflation has been significant in Iceland during the six months ended June 30, 2001 but has not had a material effect on our business.

        Net cash used in operating activities was $11,490,557 in the six months ended June 30, 2001, as compared to $7,901,543 in the six months ended June 30, 2000. Cash expenditures for research and development and general and administrative expenses during the six months were mitigated by the collection of receivables and other working capital sources of funds.

        Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the six months ended June 30, 2001 were $27,429,569 as compared to $3,458,926 for the same period last year, primarily due to the expansion of our facilities and operations. Particularly, during the six months ended June 30, 2001 we expended $7.1 million in respect of a new building to house our operations in the University District of Reykjavik and we paid for the fifty new ABI Prism 3700 DNA Analyzers acquired late in 2000. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of capital expenditures and investments.

        Net cash of $631,900 was used for financing activities in the six months ended June 30, 2001 as compared to $16,040,913 provided in the six months ended June 30, 2000. Although we made installment payments on our capital leases during both periods we did not enter into any significant financing activities during the six months ended June 30, 2001.

        Our cash is deposited only with financial institutions in Iceland, United Kingdom and the United States having a high credit standing. Almost all of this cash is invested in U.S. dollar denominated money market instruments but partly invested in Icelandic krona denominated financial securities.

        In January 2001 we engaged a contractor for the construction of a new building to house our operations in the University District of Reykjavik. Total project cost is estimated to be approximately $30 million and $10.6 million has been incurred through June 30, 2001. We expect that the new building will be complete before the end of 2001 and occupied in early 2002. We are currently exploring various methods for financing this project. We had no other material commitments for capital expenditures at June 30, 2001.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2001, all of our cash and cash equivalents were in money market and checking accounts.



PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings except as follows:

        On January 13, 2000 Thorsteinn Jonsson and Genealogia Islandorum hf., the alleged holders of copyrights to approximately 100 books of genealogical information, commenced an action against us in the District Court of Reykjavik in Iceland. They allege that our genealogy database infringes their copyrights and seek damages in the amount of approximately 616 million Icelandic kronas, or approximately $5.9 million (as of June 30, 2001) and a declaratory judgment to prevent us from using the allegedly infringing data. We believe the suit is without merit and intend to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

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

        On April 10, 2000, Ernir Snorrason, one of our original stockholders, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that we improperly exercised an option to repurchase 256,637 shares of common stock that we issued to him in 1996 pursuant to a Founders' Stock Purchase Agreement. The complaint seeks an order requiring us to recognize Mr. Snorrason as the owner of these shares. On June 26, 2001, we and Mr. Snorrason settled the matter without admission or adjudication of any issue of fact or law and 166,814 shares of deCODE common stock were issued to Mr. Snorrason for $0.001 per share, the par value.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

        (c) During the three month period ended June 30, 2001 covered by this quarterly report on Form 10-Q, we issued the following securities that were not registered under the Securities Act:

        (1) On June 26, 2001, we issued 166,814 shares of our common stock to Ernir Snorrason for $0.001 per share, the par value, in settlement of litigation. The fair market value of the shares was a general and administrative expense.

        The issuance of securities in the transaction described above was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving any public offering. The transferee made appropriate representations as part of the settlement and had, or had access to, adequate information about the company. Appropriate legends are affixed to the stock certificate that was issued.

USE OF PROCEEDS

        (d) We commenced an initial public offering of our common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to us after deduction of expenses were approximately $182.0 million. Through June 30, 2001, we have used approximately $65.6 million dollars of the proceeds as follows:

                  Discovery and research programs.......................................  $32.6
                  ABI Prism 3700 DNA Analyzers..........................................   13.1
                  Construction of executive office and laboratory facilities............    7.1
                  Construction of other laboratory facilities...........................    2.5
                  Computer equipment....................................................    1.8
                  Other laboratory equipment............................................    2.6
                  Other property and equipment..........................................    0.3
                  General and administrative activities.................................    4.5
                  Installment payments on capital lease obligations.....................    0.9
                  Interest..............................................................    0.2
                                                                                          -----
                                                                                          $65.6
                                                                                          =====

        Pending use, we have invested the remaining proceeds primarily in U.S. dollar denominated money market funds but also partly in Icelandic krona denominated financial securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 15, 2001, we held our annual meeting of stockholders. The results of the proposals submitted for vote at this meeting were as follows:

        1. Election of five Directors (there were no abstentions or broker non-votes in connection with the election of directors).

                                            For:                  Withheld:

Sir John Vane                            27,687,456                 4,995

Jean-Francois Formela                    27,688,326                 4,125

Andre Lamotte                            26,654,921               1,037,530

Kari Stefansson                          26,653,211               1,039,240

Terrance G. McGuire                      27,688,491                 3,960


        2. Ratification of the appointment of PricewaterhouseCoopers ehf. as our independent auditors for the fiscal year ending December 31, 2001.

                  For:              Against:             Abstain:

               27,686,809             3,913                1,729


        3. Ratification of the amendment of our 1996 Equity Incentive Plan, as amended, to increase the number of shares of common stock reserved for issuance upon the exercise of stock awards granted under the plan from 6,000,000 to 7,000,000 shares.

                  For:              Against:             Abstain:

               24,748,623           2,918,866               535


ITEM 5.  OTHER INFORMATION


RISK FACTORS



FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. Actual events or results may differ materially from such statements due to a number of factors, including those set forth in this section and elsewhere in this Form 10-Q. These factors include, but are not limited to, the risks set forth below.


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

        DATABASE SERVICES

        We received a license to create and operate the Icelandic Health Sector Database in January 2000, and accordingly, are at the early stages of its development. The collection of genotypic data, which is another integral part of the deCODE Combined Data Processing system, is also in the early stages of development. We expect that it will take several years before we have fully developed the deCODE Combined Data Processing system. We are presently devoting substantial resources to the development of the deCODE Combined Data Processing system and its components. We plan to continue to devote substantial resources to this development for the foreseeable future. We cannot be sure that the deCODE Combined Data Processing system will result in marketable products or services. Our intended method for cross-referencing genealogical, genotypic and healthcare data is central to the development of the deCODE Combined Data Processing system and is unproven.

        The success of our database services is contingent upon:

      - the development of the Icelandic Health Sector Database and collection of genotypic data;

      - the creation of database and cross reference software that is free from design defects or errors;

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

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN ANTICIPATED,OR IN AN AMOUNT GREATER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUROPERATIONS

        We incurred net losses of $12,290,505 and $28,378,268 for the quarter and six-month periods ended June 30,2001, respectively, and $10,391,448 and $17,289,587 for the quarter and six-month periods ended June 30, 2000. As of June 30, 2001, we had an accumulated deficit of $139,131,968. To date, we have never generated a profit and we have not generated any significant revenues except for payments received in connection with our research collaboration with Roche and interest revenues. The development of our technologies will require substantial increases in expenditures over the next several years. In addition, we expect to spend more in connection with our internal research programs and the preparation of the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. As a result, we expect to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of operating losses is greater than we currently anticipate, we may not be able to continue our operations.

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

        Our approach to gene identification and the development and maintenance of genotype data, the Icelandic Health Sector Database and the deCODE Combined Data Processing system depend on the goodwill and cooperation of the Icelandic population, including the Icelandic government and the healthcare system. Our development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database or healthcare providers attempt to prevent us from having access to medical records of their patients. Individuals may opt-out of having their records included in the Icelandic Health Sector Database. As of June 30, 2001 approximately 7% of the population has exercised this right. Some doctors practicing in Iceland have expressed opposition to the Icelandic Health Sector Database and may attempt to withhold their patients' data from inclusion in such database or encourage their patients to exercise their opt-out rights. Our development of genotype data and our cross-referencing through the deCODE Combined Data Processing system of that data with information about the manifestations of disease, which are known as phenotypes, in the Icelandic Health Sector Database require that a substantial portion of the Icelandic population provide us with blood samples for genotyping and consent to the use of their DNA to cross-reference molecular genetics data with the Icelandic Health Sector Database. Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in our programs could diminish our ability to develop and market information based on the use of genotypic data.

OUR RELIANCE ON THE ICELANDIC POPULATION IN OUR GENE DISCOVERY PROGRAMS AND DATABASE SERVICES MAY LIMIT THE APPLICABILITY OF OUR DISCOVERIES TO CERTAIN POPULATIONS

        In general, the genetic make-up and prevalence of disease vary across populations around the world. Common complex diseases generally occur with a similar frequency in Iceland as in other western countries. We are already studying some of these diseases in our gene discovery programs. However, the populations of other western nations may be genetically predisposed to certain diseases because of mutations not present in the Icelandic population. As a result, our partners and we may take more time or may be unable to develop diagnostic products that are effective on all, or a portion, of those people with such diseases. Similarly, any difference between the Icelandic population and the populations of other countries may have an effect on the usefulness of the Icelandic Health Sector Database and deCODE Combined Data Processing system in studying disease in populations of countries other than Iceland. We do not anticipate developing any products solely for the Icelandic market. For our business to succeed, we must apply discoveries that we make on the basis of the Icelandic population to other markets.

OUR CREATION AND OPERATION OF THE ICELANDIC HEALTH SECTOR DATABASE IS BASED UPON A LICENSE FROM THE ICELANDIC MINISTRY OF HEALTH AND SOCIAL SECURITY AND IS SUBJECT TO GOVERNMENT SUPERVISION AND REGULATION, WHICH MAY MAKE OUR DEVELOPMENT OF DATABASE PRODUCTS MORE EXPENSIVE AND TIME-CONSUMING THAN WE ANTICIPATED

        We may construct the Icelandic Health Sector Database and cross-reference it with our genealogical and genetic data, through the deCODE Combined Data Processing system, only in accordance with the stipulations of the Icelandic Health Sector Database license which the Ministry of Health and Social Security, or the Ministry, granted us pursuant to the Act on the Health Sector Database, no. 139/1998, or the Act. The license permits the processing of healthcare data from healthcare records and other relevant data into the Icelandic Health Sector Database. The Icelandic Health Sector Database Monitoring Committee, or the Monitoring Committee, the Data Protection Authority of Iceland, or Authority, and an Interdisciplinary Ethics Committee will supervise our construction and operation of the Icelandic Health Sector Database. In addition, the Icelandic Bioethics Committee will review our operation of the Icelandic Health Sector Database. The Ministry may withdraw the license in the event that we violate the terms and conditions of the license, the Act or its rules. In addition, the Icelandic parliament could amend the Act in ways which would adversely affect our ability to develop or market the Icelandic Health Sector Database and, consequently, the deCODE Combined Data Processing system. Because the Icelandic parliament and government recently adopted the Act and its rules, there is no precedent interpreting the Act or the rules. In preparing the Icelandic Health Sector Database, we must comply with the Authority's technical requirements. These technical requirements cover areas such as data encryption and privacy protection. The Authority may review these requirements from time to time and may require greater technical capabilities than we currently have. Compliance with these requirements can be expensive and time-consuming and may delay the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system or make such development more expensive than we anticipated. In addition, the agencies imposing these requirements will evaluate our compliance efforts. We cannot control the time required for this evaluation, and accordingly, the evaluation process may lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

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

        We are subject to a very extensive indemnity clause in our agreement with the Ministry, pursuant to which:

      - We have agreed not to make any claim against the government if the Act or the license are amended as a result of the Act or rules relating to the Icelandic Health Sector Database are found to be inconsistent with the rules of the European Economic Area, or EEA, or other international rules and agreements to which Iceland is or becomes a party;

      - We have agreed that if the Icelandic State, by a final judgment, is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or issuance of the Icelandic Health Sector Database license, we will indemnify it against all damages and costs in connection with the litigation; and

      - We have also agreed to compensate any third parties with whom the Icelandic government negotiates a settlement of liability claims arising from the legislation on the Icelandic Health Sector Database and/or the issuance of the license, provided that the Icelandic government demonstrates that it was justified in agreeing to make payments pursuant to the settlement.

IF WE ARE NOT ABLE TO ENTER INTO AGREEMENTS WITH MORE ICELANDIC HEALTH INSTITUTIONS, AS THE ICELANDIC HEALTH SECTOR DATABASE LICENSE REQUIRES, IN ORDER TO COLLECT DATA FROM THE INSTITUTIONS, WE WILL NOT BE ABLE TO CONSTRUCT AND OPERATE THE ICELANDIC HEALTH SECTOR DATABASE

        The Icelandic Health Sector Database license requires us to enter into agreements with Icelandic health institutions and self-employed health service professionals regarding access to and the processing of information from medical records. To date we have only entered into agreements with nineteen Icelandic health institutions. We cannot be certain that we will be able to enter into agreements with a sufficient number of health institutions as the operations of the Icelandic Health Sector Database will require. Neither can we be certain that such agreements will be on terms favorable to us. Some doctors practicing in Iceland have expressed opposition to the Icelandic Health Sector Database and it is possible that those who have private practices, and as such have authority to enter into agreements with us, may refuse to do so or those who are employed by health institutions may encourage the institutions to refuse to do so. We cannot be certain that individuals within health institutions will adhere to the requirements of such agreements. The Icelandic Medical Association is currently publicly opposing some aspects of the way in which the Icelandic Health Sector Database will be created. Our inability to enter into additional agreements on favorable terms or in a timely manner, or to obtain others' compliance with the terms of such agreements, could have a material adverse effect on our ability to construct and operate the Icelandic Health Sector Database.

IF WE CANNOT OBTAIN AN EXTENSION OF THE TERM OF THE ICELANDIC HEALTH SECTOR DATABASE LICENSE BEYOND ITS EXPIRATION DATE IN JANUARY 2012, WE WILL NOT BE ABLE TO OPERATE OR DERIVE RESOURCES FROM THE ICELANDIC HEALTH SECTOR DATABASE OR THE DECODE COMBINED DATA PROCESSING SYSTEM AFTER THAT DATE

        Even if we are successful in creating and marketing the Icelandic Health Sector Database and the deCODE Combined Data Processing system, the Icelandic Health Sector Database license will expire in January 2012 unless we are able to obtain an extension. There is no assurance that we will obtain further access rights on favorable terms, if at all. Our negotiations with healthcare institutions, the process of genotyping and the development of database infrastructure, among other factors, will determine when we can begin marketing the deCODE Combined Data Processing system. We expect that the Icelandic Health Sector Database and the deCODE Combined Data Processing system will not be fully operational for up to four years. The license will be subject to a review in 2008, and at that time, in accordance with an agreement we entered into with the Ministry simultaneously with the granting of the license, the Ministry and we will enter into discussions on renewal of the license at the end of the term. The Ministry might not renew the license in 2012 and we cannot guarantee any renewal.

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES

        Our strategy for deriving revenues from the discovery of genes and the development of products based upon our discoveries depends upon the formation of research collaborations and licensing arrangements with several partners at the same time. We currently have only five substantial collaborative relationships, including two with Roche. To succeed, we will have to maintain these relationships and establish additional collaborations. We cannot be sure that we will be able to establish the additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology, that any future collaborations or licensing arrangements will be on terms favorable to us, or that current or future collaborations or licensing arrangements ultimately will be successful. If we are not able to manage multiple collaborations successfully, our programs will suffer.

        As we attempt to establish additional collaborations, we will need to balance our rights and obligations with any new co-collaborators with the rights and obligations relating to our existing and potential future agreements. As the number of collaborators grows, it will become more difficult to manage the various collaborations successfully and the potential for conflicts among the collaborators will increase.

        We also expect to rely on collaborations in other parts of our business such as the construction of the deCODE Combined Data Processing system. During the development of the deCODE Combined Data Processing system, we intend to pursue collaborations to assist us in the development of certain of its components. Such collaborations may involve the use of particular technologies or collaborative development and marketing activities. If we are unable to enter into such collaborations on favorable terms, our ability to commercialize the deCODE Combined Data Processing system will be adversely affected. We currently have only one substantial collaborative relationship for the development and commercialization of software products for the collection organization and analysis of genotyping information.

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

        In addition, we expect to develop our database products, in part, with various collaborators, and we may develop healthcare informatics tools that are designed to work in conjunction with or to enhance the healthcare informatics tools of other developers. These arrangements may place responsibility for key aspects of product development and marketing on our collaborative partners. Accordingly, the performance of these key aspects is uncertain and beyond our direct control. If our collaborators fail to perform their obligations, our database products could contain erroneous data, design defects, viruses or software defects that are difficult to detect and correct and may adversely affect our revenues and the market acceptance of our products.

        If any pharmaceutical, healthcare informatics or database collaborator were to breach or terminate its agreement with us, or otherwise fail to conduct collaborative activities successfully and in a timely manner, the development or commercialization of products, services, technologies or research programs may be delayed or terminated. Competing products that our collaborators develop or to which our collaborators have rights may result in their withdrawal of support for our products and services. Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between our collaborators and us could lead to delays in the collaborative research, development or commercialization of products. Such disagreements could also result in litigation or require arbitration to resolve.

ETHICAL AND PRIVACY CONCERNS MAY LIMIT OUR ABILITY TO DEVELOP AND USE THE ICELANDIC HEALTH SECTOR DATABASE AND THE DECODE COMBINED DATA PROCESSING SYSTEM AND MAY LEAD TO LITIGATION AGAINST US OR THE ICELANDIC GOVERNMENT

        The Icelandic parliament's passage of the Act and the Ministry's granting of the Icelandic Health Sector Database license have raised ethical and privacy concerns in Iceland and internationally among healthcare professionals and others including the Icelandic Medical Association and the World Medical Association. Ethical and privacy concerns about the development and use of the Icelandic Health Sector Database and the deCODE Combined Data Processing system may lead to litigation in U.S., Icelandic or other national courts, or in international courts such as the European Court of Human Rights in Strasbourg (e.g., on the basis of an alleged breach of the patient-doctor confidential relationship, constitutional privacy issues, international conventions dealing with protection of privacy issues or human rights conventions). One such lawsuit has been brought in Icelandic courts against the Directorate of Public Health in Iceland. The results of such litigation could have a material adverse affect on our ability to construct and operate the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

CERTAIN PARTIES HAVE ANNOUNCED AN INTENTION TO INSTITUTE LITIGATION TESTING THE CONSTITUTIONALITY OF THE ACT, WHICH COULD DELAY OR PREVENT US FROM DEVELOPING AND OPERATING THE ICELANDIC HEALTH SECTOR DATABASE AND THE DECODE COMBINED DATA PROCESSING SYSTEM

        In February 2000, an organization known as The Association of Icelanders for Ethics in Science and Medicine, or Mannvernd, and a group of physicians and other citizens issued a press release announcing their intention to file lawsuits against the State of Iceland and any other relevant parties, including us, to test the constitutionality of the Act. According to the press release, the intended lawsuit will allege that the Act and the License involve human rights violations and will challenge the validity of provisions of the Act which allow the use of presumed consent for the processing of health data into the Icelandic Health Sector Database and the grant of a License to operate a single database. To date no such suit has been brought against us. We believe that any such litigation would be without merit and intend to defend vigorously any such action in which we become a party. One lawsuit has been brought in Icelandic courts against the Directorate of Public Health in Iceland challenging the constitutionality of the Act. In the event that the Icelandic State by a final judgment is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or the issuance of the License, our agreement with the Ministry requires us to indemnify the Icelandic State against all damages and costs incurred in connection with such litigation. In addition, the pendency of such litigation could lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing System, and an unfavorable outcome would prevent us from developing and operating the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

IF WE FAIL TO PROTECT CONFIDENTIAL DATA ADEQUATELY, WE COULD INCUR LIABILITY OR LOSE OUR LICENSE

        The Act and the Icelandic Health Sector Database license require us to encrypt all patient data and to take other actions to ensure confidentiality of data included in the Icelandic Health Sector Database and restrict access to it. We must develop the Icelandic Health Sector Database according to the Authority's technology, security and organizational terms. The Authority may periodically review and amend such terms in light of new technology or change of circumstances. We must comply with any such revised data protection terms within a deadline that the Authority may establish when it revises the terms. Although we have received criticism regarding the security terms, we believe that they are, and will continue to be, in line with international best industry-practice standards. In addition, the customers for other products we may develop may impose confidentiality requirements. Accidental disclosures of confidential data may result from technical failures in encryption technology or from human error by our employees or those of our customers or collaborators. Any failure to comply fully with all confidentiality requirements could lead to liability for damages incurred by individuals whose privacy is violated, the loss of the license, the loss of our customers and reputation and the loss of the goodwill and cooperation of the Icelandic population including healthcare professionals.

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

        Our collaboration with Roche does not prevent it from initiating its own gene research or developing products based upon its, or any other party's, gene research. Such products may compete with any products that we develop through our gene discovery programs. We expect that future additional collaborations may allow our future partners to undertake research and develop products on their own or with third parties.

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

        Iceland is a member of the European Free Trade Association, or EFTA, together with Norway, Switzerland and Liechtenstein. Through this membership, Iceland has become a part of the EEA that was created by the EEA agreement between EFTA and the European Union, or EU. The EEA agreement extends the EU internal market and its regulations to EFTA countries that adopt certain EU legislation. Accordingly, Iceland is subject to both EFTA and EU competition and public procurement rules. A determination that the Act or our License is in breach of such rules could result in a revocation or dilution of the License for the Icelandic Health Sector Database and could have a negative impact on the profitability and marketing potential of the deCODE Combined Data Processing system.

OTHERS MAY CLAIM INTELLECTUAL PROPERTY RIGHTS TO OUR GENEALOGY DATABASE, WHICH COULD PREVENT US FROM USING SOME OR ALL OF OUR DATABASE AND IMPAIR OUR ABILITY TO DERIVE REVENUES FROM OUR DATABASE AND GENE DISCOVERY SERVICES

        We are aware that there are other firms and individuals who have prepared, or are currently preparing, genealogy databases similar to the one we have developed. If any parties should successfully claim that the creation or use of any of our databases infringes upon their intellectual property rights, it could have a material adverse effect on our business. Two parties alleging to hold copyrights to approximately 100 Icelandic genealogy books have filed a copyright infringement suit against us in Iceland claiming that we have used data from these books in the creation of our genealogy database, in violation of their rights. The claimants seek a declaratory judgment to prevent our use of the database and monetary damages in the amount of approximately 616 million Icelandic kronas, or approximately $5.9 million (as of June 30, 2001). We believe that this suit is without merit and intend to defend it vigorously, but if it were successful it could have a material adverse effect on our database and gene discovery services.

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

        In addition, patent law relating to the scope of claims in the area of genetics and gene discovery is still evolving. There is substantial uncertainty regarding the patentability of genes or gene fragments without known functions. The laws of some European countries provide that genes and gene fragments may not be patented. The Commission of the EU has passed a directive that prevents the patenting of genes in their natural state. The U.S. Patent and Trademark Office initially rejected a patent application by the National Institutes of Health on partial genes. Accordingly, the degree of future protection for our proprietary rights is uncertain and, we cannot predict the breadth of claims allowed in any patents issued to us or to others. We could also incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

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

        Disputes may arise in the future over our right to conduct research programs relating to third party products and intellectual property. These and other possible disagreements could lead to delays in the research, development or commercialization of products. Such disagreements could also result in litigation.

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

OUR DEPENDENCE UPON A SINGLE THIRD PARTY FOR SEQUENCING MACHINES MAY IMPAIR OUR RESEARCH PROGRAMS

        We currently use a single manufacturer to supply the gene sequencing machines that we use in our gene discovery program and their necessary supplies. While other types of gene sequencing machines are available from other manufacturers, we do not believe that the other machines are as efficient as the machines we currently use. We cannot be sure that the gene sequencing machines or their necessary supplies will remain available in sufficient quantities at acceptable costs. If we cannot obtain additional supplies for our gene sequencing machines at commercially reasonable rates, or if we are required to change to a new supplier of gene sequencing machines, our gene discovery programs would be adversely affected.

WE MAY NOT BE ABLE TO OBTAIN NECESSARY TECHNOLOGY

        We have acquired or licensed certain components of our technologies from third parties. Changes in or termination of these third party agreements could materially adversely affect our discovery or research programs. We cannot be certain that we will be able to acquire any new technologies that we need.

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

EFFORTS TO REDUCE HEALTHCARE COSTS MAY REDUCE MARKET ACCEPTANCE OF OUR PRODUCTS

Our success will depend in part on the extent to which government and health administration authorities, private health insurers and other third party payors will pay for our products. Reimbursement for newly approved healthcare products is uncertain. Third party payors, including Medicare in the United States, are increasingly challenging the prices charged for medical products and services. Government and other third party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. We cannot be certain that any third party insurance coverage will be available to patients for any products we discover or develop. If government or other third party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be materially reduced.

OUR OPERATIONS MAY BE IMPAIRED UNLESS WE CAN SUCCESSFULLY MANAGE OUR GROWTH

        We have recently experienced significant growth in the number of our employees and the scope of our operations and our facilities. We intend to hire additional personnel to construct the Icelandic Health Sector Database and the deCODE Combined Data Processing system, and to develop our healthcare informatics products. Our management and operations are, and may continue to be, under significant strain due to this growth. To manage such growth, we must strengthen our management team and attract and retain skilled employees. Our success will also depend on our ability to improve our management information, research information and operational control systems and to expand, train and manage our workforce.

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

        Recently, we also believe we have been negatively impacted by pending mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by our customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If further regulatory cost containment efforts limit the profits that can be derived on new drugs, our customers may reduce their research and development spending which could reduce the business they outsource to us. We cannot predict the likelihood of any of these events or the effects they would have on our business, results of operations or financial condition.

SOME PARTS OF OUR PRODUCT DEVELOPMENT SERVICES CREATE A RISK OF LIABILITY FROM CLINICAL TRIAL PARTICIPANTS AND THE PARTIES WITH WHOM WE CONTRACT

        We, through our subsidiary Encode ehf., contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Its services include supervising clinical trials, data and laboratory analysis, patient recruitment and other services. The process of bringing a new drug to market is time-consuming and expensive. If we do not perform our services to contractual or regulatory standards, the clinical trial process could be adversely affected. Additionally, if clinical trial services such as monitoring clinical trials, adherence to good clinical practice and laboratory analysis do not conform to contractual or regulatory standards, trial participants could be affected. In such case these events would create a risk of liability to us from the drug companies with whom we contract or the study participants.

        Encode also contracts with physicians to serve as investigators in conducting clinical trials. Such testing creates risk of liability for personal injury to or death of patients or volunteers, particularly to patients with life-threatening illnesses, resulting from adverse reactions to the test drugs. It is possible third parties could claim that we should be held liable for losses arising from any deficiencies in the professional conduct of the investigators with whom we contract or in the event of personal injury to or death of persons participating in clinical trials. We do not believe we are legally accountable for the medical care rendered by third party investigators, and we would vigorously defend any such claims. Nonetheless, it is possible we could be found liable for such losses.

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

WE MAY BE UNABLE TO HIRE AND RETAIN THE KEY PERSONNEL UPON WHOM OUR SUCCESS DEPENDS

        We depend on the principal members of our management and scientific staff, including Dr. Kari Stefansson, Chairman, President and Chief Executive Officer, Hannes Smarason, Executive Vice President and Senior Business and Finance Officer, Dr. Jeffrey Gulcher, Vice President, Research and Development and Dr. C. Augustine Kong, Vice President, Statistics. We have not entered into agreements with any of these persons that bind them to a specific period of employment. If any of these people leaves us, our ability to conduct our operations may be negatively affected. Our future success also will depend in part on our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and we cannot be certain that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could have a material adverse effect on us.

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

CURRENCY FLUCTUATIONS MAY NEGATIVELY AFFECT OUR FINANCIAL CONDITION

We publish our consolidated financial statements in U.S. dollars. Currency fluctuations can affect our financial results as revenues and cash reserves are mostly in U.S. dollars but a portion of our cash reserves and our operating costs are in Icelandic kronas. A fluctuation of the Icelandic krona against the U.S. dollar can thus adversely affect the "buying power" of our cash reserves and revenues. Most of our long-term liabilities are U.S. dollar denominated. We have not previously engaged in, and do not now contemplate entering into, currency hedging transactions. However, we may enter into such transactions on a non-speculative basis to the extent that we may in the future have substantial foreign currency exposure, for example, in connection with payments from collaborative partners or due to investments.

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

10.1           Amended and Restated Employee Confidentiality, Invention
               Assignment and Non-Compete Agreement between deCODE genetics, Inc. and Mark Gurney, dated as of August 21, 2000 and signed on August 13, 2001.

10.2           Employee Confidentiality, Invention Assignment and Non-Compete
               Agreement between deCODE genetics, Inc. and Lance Thibault, dated
               February 1, 2001, and signed on June 20, 2001.

10.3           Employment Agreement between deCODE genetics, Inc. and Michael W.
               Young dated June 4, 2001.

10.4 * Collaboration Agreement between Genmab A/S, Medarex, Inc. and deCODE genetics ehf. dated June 12, 2001.

10.5 *         Contract Services Agreement Re. Gene Expression Profiles In
               Rheumatoid Arthritis between Encode ehf. and Genmab A/S dated
               June 12, 2001.

10.6 * Collaboration and Cross-License Agreement Re. Diagnostics between F.Hoffman-La Roche Ltd. AG and deCODE genetics, ehf.
               dated as of June 29, 2001.

10.7 * Joint Development and Commercialization Agreement between deCODE genetics, ehf. and PE Corporation (NY) through its Applied
               Biosystem Group dated July 16, 2001.

10.8 *         Reagent Supply Agreement between deCODE genetics, ehf. and PE
               Corporation (NY) through its Applied Biosystems Group, dated July
               16, 2001.

10.9 *         Pharmacogenomics Collaboration and License Agreement between
               Encode ehf. and Affymetrix, Inc. dated July 16, 2001.


* A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.

* A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.



(b)  REPORTS ON FORM 8-K.

        None.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Dated August 14, 2001

                                                           deCODE genetics, Inc.


                                                             /s/ Kari Stefansson

                                          --------------------------------------
                                                                 Kari Stefansson
                                                            Chairman, President,
                                            Chief Executive Officer and Director


                                                              /s/ Lance Thibault

                                          --------------------------------------
                                                                  Lance Thibault
                                           Chief Financial Officer and Treasurer
                                                (principal financial officer and
                                                   principal accounting officer)

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

10.1           Amended and Restated Employee Confidentiality, Invention
               Assignment and Non-Compete Agreement between deCODE genetics, Inc. and Mark Gurney, dated as of August 21, 2000 and signed on August 13, 2001.

10.2           Employee Confidentiality, Invention Assignment and Non-Compete
               Agreement between deCODE genetics, Inc. and Lance Thibault, dated
               February 1, 2001 and signed on June 20, 2001.

10.3           Employment Agreement between deCODE genetics, Inc. and Michael W.
               Young dated June 4, 2001.

10.4 * Collaboration Agreement between Genmab A/S, Medarex, Inc. and deCODE genetics ehf. dated June 12, 2001.

10.5 *         Contract Services Agreement Re. Gene Expression Profiles In
               Rheumatoid Arthritis between Encode ehf. and Genmab A/S dated
               June 12, 2001.

10.6 * Collaboration and Cross-License Agreement Re. Diagnostics between F.Hoffman-La Roche Ltd. AG and deCODE genetics, ehf.
               dated as of June 29, 2001.

10.7 *        Joint Development and Commercialization Agreement between
               deCODE genetics, ehf. and PE Corporation (NY) through its Applied
               Biosystem Group dated July 16, 2001.

10.8 *        Reagent Supply Agreement between deCODE genetics, ehf. and PE
               Corporation (NY) through its Applied Biosystems Group, dated July
               16, 2001.

10.9 *        Pharmacogenomics Collaboration and License Agreement between
               Encode ehf. and Affymetrix, Inc. dated July 16, 2001.

* A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.