Form 10-Q
period 2001-09-30
DECODE GENETICS INC
filed 2001-11-14
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


FOR THE TRANSITION PERIOD FROM                 TO
                               ---------------    ---------------



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



                                011-354-570-1900
              (Registrant's Telephone Number, Including Area Code)



Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant is required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
                  -----    ------


The aggregate number of shares of the registrant's common stock outstanding on October 31, 2001 was 45,173,463.

                              deCODE genetics, Inc.

                                      INDEX

                                                                        Page Number
PART I. FINANCIAL INFORMATION ........................................       3

Item 1. Financial Statements .........................................       3

        Condensed Consolidated Statements of Operations for the
          three and nine month periods ended September 30, 2001
          and 2000 (unaudited)........................................       3

        Condensed Consolidated Balance Sheets as of September 30, 2001
          (unaudited) and December 31, 2000 ..........................       4

        Condensed Consolidated Statements of Cash Flows for the nine
          month periods ended September 30, 2001 and 2000 (unaudited).       5

        Notes to Condensed Consolidated Financial Statements .........       6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................      14

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...      20


PART II. OTHER INFORMATION ...........................................      20

Item 2. Changes in Securities and Use of Proceeds ....................      20

        (d) Use of Proceeds ..........................................      20

Item 5. Other Information.............................................      21

        Risk Factors .................................................      21

Item 6. Exhibits and Reports on Form 8-K .............................      31

        (a) Exhibits .................................................      31

        (b) Reports on Form 8-K ......................................      31

Signatures ...........................................................      32

Index to Exhibits   ..................................................      33

PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              deCODE genetics, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                     ------------------------------        -------------------------------
                                                         2001               2000               2001               2000
                                                     ------------       ------------       ------------       ------------
                                                      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

Revenue .......................................      $  9,720,955       $  5,576,112       $ 20,951,848       $ 14,023,025

OPERATING EXPENSES
  Research and development ....................        16,836,656         11,716,720         53,384,144         30,922,315
  General and administrative ..................         2,830,965          4,419,621          9,561,812         12,160,829
                                                     ------------       ------------       ------------       ------------
         Total operating expenses .............        19,667,621         16,136,341         62,945,956         43,083,144
                                                     ------------       ------------       ------------       ------------

Operating loss ................................        (9,946,666)       (10,560,229)       (41,994,108)       (29,060,119)

Interest income ...............................         1,514,099          3,274,629          6,037,700          4,692,430
Other non-operating income
   and (expense), net .........................          (434,856)          (289,766)        (1,289,282)          (497,264)
Taxes .........................................                 0                  0                  0                  0
                                                     ------------       ------------       ------------       ------------
Net loss ......................................        (8,867,423)        (7,575,366)       (37,245,690)       (24,864,953)

Accrued dividends and amortized
   Discount on preferred stock ................                 0           (558,784)                 0         (7,540,879)
                                                     ------------       ------------       ------------       ------------
Net loss available to
   common stockholders ........................      $ (8,867,423)      $ (8,134,150)      $(37,245,690)      $(32,405,832)
                                                     ============       ============       ============       ============

Basic and diluted net loss
   per share ..................................      $      (0.20)      $      (0.23)      $      (0.84)      $      (1.90)

Shares used in computing basic and
   diluted net loss per share .................        44,493,608         35,645,739         44,183,756         17,025,758


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                2001                2000
                                                            -------------       -------------
                                                             (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..........................      $ 143,843,183       $ 194,144,688
  Receivables and other current assets ...............         16,290,261          14,482,336
                                                            -------------       -------------
          Total current assets .......................        160,133,444         208,627,024
Property and equipment, net ..........................         53,146,655          37,100,690
Other long-term assets ...............................          2,158,453           3,172,853
                                                            -------------       -------------
          Total assets ...............................      $ 215,438,552       $ 248,900,567
                                                            =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ..............      $  13,683,782       $  22,957,481
  Current portion of capital lease obligations .......          1,429,120           1,749,807
  Deferred research revenue ..........................          6,335,340           4,404,999
                                                            -------------       -------------
          Total current liabilities ..................         21,448,242          29,112,287
Capital lease obligations, net of current portion ....          1,819,035           2,801,853
Deferred research revenue.............................          7,500,000                   0
Other long-term liabilities ..........................            205,289             717,261

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none ....................                  0                   0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares
     Issued:  45,233,783 and 45,041,969 shares
     at September 30, 2001 and December 31, 2000,
     respectively
     Outstanding: 45,173,463 and 45,041,969 shares
     at September 30, 2001 and December 31, 2000,
     respectively ....................................             45,174              45,042
  Additional paid-in capital .........................        350,980,285         350,398,909
  Notes receivable ...................................        (11,158,395)        (11,850,953)
  Deferred compensation ..............................         (7,440,674)        (11,568,776)
  Accumulated deficit ................................       (147,999,390)       (110,753,700)
  Accumulated other comprehensive income (loss) ......             38,986              (1,356)
                                                            -------------       -------------
          Total stockholders' equity .................        184,465,986         216,269,166
                                                            -------------       -------------
          Total liabilities, and
             stockholders' equity ....................      $ 215,438,552       $ 248,900,567
                                                            =============       =============


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------------
                                                                    2001                2000
                                                               -------------       -------------
                                                                (UNAUDITED)         (UNAUDITED)
Net loss ................................................      $ (37,245,690)      $ (24,864,953)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ........................          7,325,947           2,785,483
   Amortization of deferred stock compensation ..........          3,515,302           6,817,994
   Other stock-based remuneration and
      Stock contributions ...............................             52,500           3,415,930
   Loss on disposal of equipment ........................          1,607,583                   0
   Litigation settlement ................................          1,292,642                   0
   Equity in net loss of affiliate ......................            294,551             159,531
   Accrued interest on receivable from share
      issuance ..........................................                  0             893,836
   Other ................................................                  0            (280,261)
Changes in operating assets and liabilities:
  Receivables and other current assets ..................          3,192,026          (1,623,140)
  Accounts payable and accrued expenses .................          3,876,467           3,485,913
  Deferred research revenue .............................          9,430,341            (416,667)
  Unbilled research revenue .............................         (5,000,000)                  0
  Other long-term liabilities ...........................           (511,972)            100,000
                                                               -------------       -------------
     Net cash used in operating activities ..............        (12,170,303)         (9,526,334)
                                                               -------------       -------------

Cash flows from investing activities:
   Purchase of property and equipment ...................        (37,159,254)         (6,806,582)
   Investment in affiliated company, net ................                  0            (518,851)
                                                               -------------       -------------
     Net cash used in investing activities ..............        (37,159,254)         (7,325,433)
                                                               -------------       -------------

Cash flows from financing activities:
  Issuance of preferred stock and warrants ..............                  0          34,534,276
  Issuance of common stock ..............................                  0         181,991,369
  Repurchase of preferred stock .........................                  0         (17,467,077)
  Forfeiture of common stock ............................                (60)                (27)
  Repayment of notes receivable for common stock ........            331,617                   0
  Installment payments on capital lease obligations .....         (1,303,505)         (1,648,675)
                                                               -------------       -------------
     Net cash provided by (used in)
     financing activities ...............................           (971,948)        197,409,866
                                                               -------------       -------------

Net increase (decrease) in cash .........................        (50,301,505)        180,558,099
Cash and cash equivalents at beginning of period ........        194,144,688          29,845,664
                                                               -------------       -------------
Cash and cash equivalents at end of period ..............      $ 143,843,183       $ 210,403,763
                                                               =============       =============

Supplemental schedule of non-cash transactions:
    Payables related to purchase of property
       and equipment ....................................      $           0       $   6,781,249


                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



THE COMPANY

        References in this report to deCODE and "we" and "us" refer to deCODE genetics, Inc., a Delaware corporation, and deCODE genetics, Inc.'s wholly owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries Encode ehf., and deCODE cancer ehf.

        deCODE is a genomics and health informatics company which applies and develops modern informatics to collect and analyze data about the Icelandic population in order to develop products and services for the healthcare industry. Founded in 1996, deCODE conducts its operations and has its facilities in Reykjavik, Iceland, with business offices also in Massachusetts.


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

        The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.


PRINCIPLES OF CONSOLIDATION

        The unaudited condensed consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its wholly owned subsidiary, Islensk erfdagreining ehf., including its subsidiaries. deCODE conducts its operations through Islensk erfdagreining. No dividends have been paid by this subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.


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

                              deCODE genetics, Inc.

REVENUE

        Revenues consist of fees earned from research and development collaboration agreements and are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts either as contract research costs are incurred, including the percentage of completion basis, or upon the achievement of certain milestones. Research revenues are recorded and recognized on an accrual basis as services are provided and are recorded with reference to contracted rates. Such funding payments are not refundable in the event that the related efforts are not successful. Non-refundable up-front payments are deferred and recognized on a straight-line basis over the research term. Milestone payments are recorded when acknowledgement of having achieved applicable performance requirements is received and are recognized as revenue on a retrospective basis over the contractual term of the underlying agreement. Accordingly, upon achievement of the milestone a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized, with the remainder recognized as services are performed (generally straight-line) over the remaining estimated term of the collaboration. Unbilled costs and fees represent revenue recognized prior to billing. Contractual payments due to deCODE are recorded as deferred revenue until earned.

        The following is a summary of deferred revenue:

                                                  FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                             -------------------------------       -------------------------------
                                                  2001               2000               2001               2000
                                             ------------       ------------       ------------       ------------
                                              (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

Revenue recorded during the period ....      $  8,963,795       $  5,465,000       $ 30,382,189       $ 13,606,358
Revenue recognized during the
   period .............................        (9,720,955)        (5,576,112)       (20,951,848)       (14,023,025)
                                             ------------       ------------       ------------       ------------
                                                 (757,160)          (111,112)         9,430,341           (416,667)
Deferred revenue at beginning of
   period .............................        14,592,500          1,932,778          4,404,999          2,238,333
                                             ------------       ------------       ------------       ------------
Deferred revenue at end of period .....      $ 13,835,340       $  1,821,666       $ 13,835,340       $  1,821,666
                                             ============       ============       ============       ============


        Receivables and other current assets at September 30, 2001 include $5,000,000 of unbilled and deferred revenue.

        Revenue for the three and nine month periods ended September 30, 2001 includes $184,400 due from Prokaria, a related party.

        In October 2000, deCODE changed the estimated contract term over which milestone revenue is recognized under the 1998 research and collaboration agreement with Roche from three to four years. The cumulative effect of this revision ($1,333,000) was recorded as reduction to revenue in the fourth quarter of 2000. This change in estimate had the effect of increasing what would have otherwise been recognized to revenue in the three and nine-month periods ended September 30, 2001 by $0.3 million and $0.8 million, respectively. deCODE could have significant downward revision to revenue under the retrospective straight-line basis of recognizing milestone revenues for the 1998 research collaboration with Roche resulting from, among other things, extension by Roche of the contractual term of the collaboration with them.

                              deCODE genetics, Inc.

RECENT COLLABORATIONS

        In June 2001, deCODE entered into a collaboration and cross-license agreement with Roche regarding diagnostics. Under the terms of this new agreement, deCODE is collaborating on the development and marketing of DNA-based diagnostics for major diseases, working with Roche to identify and validate molecular targets that are useful for developing products and services that accurately establish a patient's current diagnosis, predict future risk of disease, predict drug response and determine responses to treatment or the health status of individuals and enable early prevention or treatment of disease. deCODE will also be focusing on developing informatics products and services, which will include software tools and databases. As part of the alliance deCODE has also provided Roche a subscription license to deCODE's Clinical Genome Miner. Under the agreement deCODE is or will receive payments including research funding, research milestones and royalties on any products which are commercialized. The research term under the agreement is five years.

        In June 2001, deCODE entered into a collaboration agreement with Genmab A/S and Medarex, Inc. pursuant to which the parties are collaborating on the research, development, and commercialization of new antibody therapeutic products. Under this five year collaboration, deCODE is utilizing novel targets discovered in its research on the genetics of common diseases along with Genmab's human antibody technology. The collaboration covers a broad range of disease areas including cardiovascular disease, inflammatory disease and cancer. Together with Genmab and Medarex, deCODE will share equally in the development costs and revenues generated from the outlicensing or sales of products developed under the agreement.

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

        In July 2001, deCODE entered into a pharmacogenomics collaboration and license agreement with Affymetrix, Inc. Under the terms of the agreement the parties are collaborating in the research and development of gene expression tests and nucleic acid based tests to predict the response of individual patients to various drugs. deCODE is undertaking the initial research activities to be performed with respect to the initial ten drugs to be studied under the collaboration. Affymetrix will supply various chips in connection with the research. The parties will share revenues resulting from the collaboration, including those from licensing and product commercialization.

        In July 2001, deCODE entered into a joint development and commercialization agreement with Applied Biosystems Group (ABG). Under the terms of the agreement, the parties are collaborating to develop and commercialize software products for the collection, organization and analysis of genotyping information. Under this agreement, deCODE and ABG have granted to each other licenses to products developed under the joint development program.

        In July 2001, deCODE also entered into a separate three-year reagent supply agreement with ABG. Under the terms of the agreement, ABG has agreed to supply and deCODE has agreed to purchase reagents and other supplies over three years, including a remaining minimum of $24.3 million through September 2002.

                              deCODE genetics, Inc.

STOCK-BASED COMPENSATION AND REMUNERATION

        Stock-based compensation represents the expense charged in the statements of operations relating to employee and non-employee stock options granted. Stock-based remuneration represents the expense charged in the statements of operations relating to shares of stock issued to non-employees in exchange for services provided. Stock-based compensation and remuneration are included in the condensed consolidated statements of operations in the following operating expense captions:

                                      FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                    --------------------------      --------------------------
                                       2001            2000            2001            2000
                                    ----------      ----------      ----------      ----------
                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

Research and development .....      $  897,847      $  997,344      $2,493,139      $2,984,141
General and administrative ...         264,828       2,393,529       1,022,163       4,249,798
                                    ----------      ----------      ----------      ----------
          Total ..............      $1,162,675      $3,390,873      $3,515,302      $7,233,939
                                    ==========      ==========      ==========      ==========

        In January 2001, deCODE made a charitable contribution of 5,000 shares of common stock amounting to $52,500. In May 2000, deCODE made a charitable contribution of 150,000 shares of Series B preferred stock amounting to $3.0 million.

        In March and June 2001, deCODE granted 406,000 and 313,500 stock options, respectively, to employees under the 1996 Equity Incentive Plan (the "Plan"). In June 2001, the Plan was amended to increase the number of shares of common stock reserved for issuance upon the exercise of stock awards granted under the Plan from 6,000,000 to 7,000,000 shares. In November 2001, deCODE granted a further 429,500 stock options to employees after which 940,188 shares remain available for grant under the Plan.

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

                                               FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                          -------------------------------       -------------------------------
                                              2001               2000               2001               2000
                                          ------------       ------------       ------------       ------------
                                           (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

Net loss ...........................      $ (8,867,423)      $ (7,575,366)      $(37,245,690)      $(24,864,953)
Accrued dividends on Series A,
   Series B and Series C
   preferred stock .................                 0           (550,307)                 0         (5,229,872)
Amortized discount on Series A
   and Series C preferred stock ....                 0             (8,477)                 0         (2,311,007)
                                          ------------       ------------       ------------       ------------
Accrued dividends and amortized
   discount on preferred stock .....                 0           (558,784)                 0         (7,540,879)
                                          ------------       ------------       ------------       ------------
Net loss available to
   common stockholders .............      $ (8,867,423)      $ (8,134,150)      $(37,245,690)      $(32,405,832)
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

                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                          2001                 2000
                                                     -------------         -------------
                                                      (UNAUDITED)          (UNAUDITED)
                                                        (SHARES)             (SHARES)
Preferred stock convertible into shares of
   common stock.....................................           0                     0
Warrants to purchase shares of common stock.........   1,167,500             1,242,500
Options to purchase shares of common stock..........   1,501,312               504,500

                              deCODE genetics, Inc.

COMPREHENSIVE INCOME (LOSS)

        The following is a summary of comprehensive income:

                                                 FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                            -------------------------------       -------------------------------
                                                2001               2000               2001               2000
                                            ------------       ------------       ------------       ------------
                                             (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)

Net loss .............................      $ (8,867,423)      $ (7,575,366)      $(37,245,690)      $(24,864,953)
Other comprehensive income (loss):
     Foreign currency
        translation ..................          (144,071)            60,325             40,342             76,539
                                            ------------       ------------       ------------       ------------
Total comprehensive
   income (loss) .....................      $ (9,011,494)      $ (7,515,041)      $(37,205,348)      $(24,788,414)
                                            ============       ============       ============       ============


SEGMENT INFORMATION

        Management is organizing deCODE's main business units along three avenues of commercialization: discovery services, database services, and healthcare informatics. Discovery services include the development and applications of proprietary bioinformatics tools to discover disease-related genes and associated drug targets, the development and marketing of DNA-based diagnostics for major diseases, and pharmacogenomic services. deCODE intends that this business unit will also ultimately encompass therapeutic products. The database services business unit involves the construction and commercialization of the Clinical Genome Miner, containing tools to discover or validate disease linked genes based on non-personally identifiable genotypic and phenotypic data and deCODE's genealogical database. The healthcare informatics business unit will seek to commercialize bioinformatics tools developed in deCODE's gene and drug target discovery and database efforts. Products of the healthcare informatics business unit are expected to include medical decision-support systems designed to assist the decision making process in the delivery of healthcare and privacy protection products derived from deCODE's expertise in encryption tools for complex and sensitive medical and genetic data.

        Through September 30, 2001, deCODE's efforts have largely been directed toward discovery services and financial information available for evaluation by senior management and members of the Board in deciding how to allocate resources and assess performance is that of the business as a whole. For these reasons, deCODE has a single reportable segment. All of deCODE's revenue from inception have been generated in Iceland, and all of deCODE's long-lived assets are located in Iceland. Roche accounted for 79% and 100% of consolidated revenue in the three-month periods ended September 30, 2001 and 2000, respectively, and 89% and 98% of consolidated revenue in the nine month periods ended September 30, 2001 and 2000, respectively.

                              deCODE genetics, Inc.

ACQUISITION - DIGITALIS EHF.

        In January 2001, deCODE issued 20,000 shares of its common stock to several persons, including four of its employees, in consideration for all the outstanding capital stock of Digitalis ehf. (Digitalis), an Icelandic software company. The acquisition was accounted for using the purchase method, whereby the total purchase price ($210,000) has been allocated to Digitalis' assets and liabilities based on estimated fair values on the date of acquisition. The excess of purchase price over the fair value of the net tangible assets acquired has been allocated to intangibles that are being amortized using the straight-line method over two years. The unaudited condensed consolidated financial statements include the cash flows and results of Digitalis from the date of acquisition.


LITIGATION

        In January 2000, Thorsteinn Jonsson and Genealogia Islandorum hf., the alleged holders of copyrights to approximately 100 books of genealogical information, commenced an action against deCODE in the District Court of Reykjavik in Iceland. They allege that deCODE's genealogy database infringes their copyrights and seek damages in the amount of approximately 616 million Icelandic kronas and a declaratory judgment to prevent deCODE from using the allegedly infringing data. deCODE believes the suit is without merit and intends to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

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

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. deCODE is required to adopt SFAS No. 143 for fiscal year 2003 and does not believe its adoption will have a significant impact on its financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. deCODE is required to adopt SFAS No. 144 for fiscal year 2002 and does not believe its adoption will have a significant impact on its financial position or results of operations.


OTHER

        In February 2001, deCODE settled a payable for laboratory equipment of $13,150,000, which amount is included in investing cash flows for the purchase of property and equipment during the nine months ended September 30, 2001.

        In light of current conditions and pace of technological change, effective from April 1, 2001 deCODE changed the estimated useful life of sequencing instruments for purposes of depreciation to 4 years. This change in estimate had the effect of increasing depreciation expense $0.5 million and $0.9 million in the three and nine month periods ended September 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

        This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in Part II, Item 5 of this quarterly report, which discussion is expressly incorporated by reference herein.

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

        We are developing three avenues of commercialization: Discovery Services, Database Services and Informatics related to analysis of human genome data and healthcare. The Discovery Services focus on gene and drug target discovery, the development and marketing of DNA-based diagnostics for major diseases and pharmacogenomics, or the discovery of genes related to drug response. Database Services include the Clinical Genome Miner, containing tools to discover or validate disease linked genes based on non-personally identifiable genotypic, genealogical and phenotypic data. In addition, deCODE intends to construct and commercialize the Icelandic Health Sector Database and the deCODE Combined Data Processing system. The Icelandic Health Sector Database contains non-personally identifiable data from Icelandic healthcare records, and the deCODE Combined Data Processing system allows cross-referencing of data from the Icelandic Health Sector Database with genealogical and genotypic data. Informatics will encompass the building of tools for computerized analysis of healthcare data and of genetic and disease related data, as well as software relating to computer security, privacy protection and encryption.

        We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2001 we had an accumulated deficit of $147,999,390. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our commercialization of discovery efforts, technology development and construction of database services and informatics. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.

        In February 1998, we entered into a research collaboration and cross-license agreement with F. Hoffmann-La Roche, or Roche, regarding research into the genetic causes of twelve diseases. Under the terms of the agreement, Roche has made equity investments and is funding gene discovery programs in the twelve diseases through January 2002.

        In June 2001, we entered into a collaboration and cross-license agreement with Roche regarding diagnostics. Under the terms of this new agreement, we are collaborating on the development and marketing of DNA-based diagnostics for major diseases. We are working with Roche to identify and validate molecular targets which are useful for developing products and services that accurately establish a patient's current diagnosis, predict future risk of disease, predict drug response and determine responses to treatment or the health status of individuals and enable early prevention or treatment of disease. We will also be focusing on developing informatics products and services, which will include software tools and databases. Under the agreement we will receive payments including research funding, research milestones and royalties on any products that are commercialized. The research term under the agreement is five years.

        In June 2001, we entered into a collaboration agreement with Genmab A/S and Medarex, Inc. pursuant to which we are collaborating on the research, development, and commercialization of new antibody therapeutic products. Under this five-year collaboration, we are utilizing novel targets discovered in our research on the genetics of common diseases along with Genmab's human antibody technology. The collaboration covers a broad range of disease areas including cardiovascular disease, inflammatory disease and cancer. Together with Genmab and Medarex, we will share equally in the development costs and revenues generated from the outlicensing or sales of products developed under the agreement. Under the terms of this collaboration, Medarex will also contribute resources and will share certain costs and commercial rights.

        In June 2001, we entered into an agreement to provide Genmab A/S with research and development services to develop DNA-based tests to predict individual clinical response to Genmab's antibody treatment for rheumatoid arthritis and possible related novel therapeutics. We will be paid as stages of the research program are completed.

        In July 2001, we entered into a pharmacogenomics collaboration and license agreement with Affymetrix, Inc. Under the terms of the agreement the parties are collaborating in the research and development of gene expression tests and nucleic acid based tests to predict the response of individual patients to various drugs. We are undertaking the initial research activities to be performed with respect to the initial ten drugs to be studied under the collaboration. Affymetrix will supply various chips in connection with the research. We will share revenues resulting from the collaboration, including those from licensing and product commercialization, with Affymetrix.

        In July 2001, we entered into a joint development and commercialization agreement with Applied Biosystems Group, or ABG. Under the terms of the agreement, we are working with ABG to jointly develop and commercialize software products for the collection, organization and analysis of genotyping information. The agreement provides for the development to be overseen by a joint steering committee that has specific responsibilities for the implementation and management of the joint development and joint commercialization programs. Under this agreement, ABG and we have granted to each other licenses to products developed under the joint development program.

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

        Our operating results through September 30, 2001 reflect the expenses incurred in our gene discovery activities, partly offset by the revenues received pursuant to our research and development collaborations with Roche and other recent collaborations in connection with these activities. We will continue these activities, but our operating results will also reflect the substantial costs we expect to incur in building technology and services for the Clinical Genome Miner and commencing the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system. While we intend to enter into collaborations to help fund and develop the development of these database services, until we do so there will be no revenue from our database service activities to offset against these costs.

RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

        REVENUES. Our revenues consist of fees earned from research and development collaboration agreements and are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts either as contract research costs are incurred or upon the achievement of certain milestones. Milestones are recorded when acknowledgement of having achieved applicable performance requirements is received and are recognized as revenue on a retrospective basis over the contractual term of the underlying agreement. Accordingly, upon achievement of the milestone a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized, with the remainder recognized as services are performed (generally straight-line) over the remaining estimated term of the collaboration. Contractual payments due us are recorded as deferred revenue until earned. The following is a summary of deferred revenue:

                                                FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                            ------------------------------      ------------------------------
                                                2001              2000              2001              2000
                                            ------------      ------------      ------------      ------------
                                             (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)

Revenue recorded during the period ....     $  8,963,795      $  5,465,000      $ 30,382,189      $ 13,606,358
Revenue recognized during the
   period .............................       (9,720,955)       (5,576,112)      (20,951,848)      (14,023,025)
                                            ------------      ------------      ------------      ------------
                                                (757,160)         (111,112)        9,430,341          (416,667)
Deferred revenue at beginning of
   period .............................       14,592,500         1,932,778         4,404,999         2,238,333
                                            ------------      ------------      ------------      ------------
Deferred revenue at end of period .....     $ 13,835,340      $  1,821,666      $ 13,835,340      $  1,821,666
                                            ============      ============      ============      ============

        Our revenues increased to $9,720,955 for the quarter ended September 30, 2001 as compared to $5,576,112 for the quarter ended September 30, 2000, an increase of 74%. Quarterly revenues attributable to our research collaboration agreement with Roche were $7,709,167 as compared to $5,576,112 in the same quarter of the preceding year. Our revenues increased to $20,951,848 for the nine months ended September 30, 2001 as compared to $14,023,025 for the nine months ended September 30, 2000, an increase of 49%. Nine-month revenues attributable to our research collaboration agreement with Roche were $18,701,667 as compared to $13,811,667 in the same period of the preceding year. The increase in revenues in the three and nine month periods principally results from the recognition of revenue from new milestone achievements under our 1998 research collaboration with Roche but also from the new diagnostics collaboration with Roche and the joint development and commercialization with ABG.

        At September 30, 2001, the total amount of deferred research revenue that will be recognized in future periods aggregated $13,835,340. Revenues recorded for the quarter ended September 30, 2001 increased to $8,963,795 as compared to $5,465,000 for the quarter ended September 30, 2000, an increase of 64%. Revenues recorded in the nine months ended September 30, 2001 increased to $30,382,189 as compared to $13,606,358 for the nine months ended September 30, 2000, an increase of 123%. The increase in recorded revenues in the periods is principally attributable to our new diagnostics collaboration with Roche and other recent collaborations, but also results from greater milestone achievements under our 1998 research collaboration with Roche.

        RESEARCH AND DEVELOPMENT. Our research and development expenses increased to $16,836,656 for the quarter ended September 30, 2001 as compared to $11,716,720 for the quarter ended September 30, 2000, an increase of 44%. Our research and development expenses increased to $53,384,144 for the nine months ended September 30, 2001 as compared to $30,922,315 for the nine months ended September 30, 2000, an increase of 73%. We have continued to expand our research and development operations, including hiring of additional research personnel with the resulting salary and benefits costs, an expansion of our laboratory facilities and equipment acquisitions, and the resulting depreciation, purchase and use of consumables, and our increased research efforts. The increase in the quarter and nine-month periods ended September 30, 2001 as compared to the same periods in 2000 is primarily attributable to depreciation on the expanded asset base and increased purchases of consumables in support of, among other things, our new ABI Prism 3700 DNA Analyzers, salaries and contractor services, and the disposal of laboratory equipment. We expect to continue to increase research and development spending as we pursue and expand our efforts. We also expect research and development to increase with the establishment of our new subsidiaries, Encode, and deCODE Cancer as well as a result of our new diagnostics development contract with Roche and other recent collaborations.

        GENERAL AND ADMINISTRATIVE. Our general and administrative expenses decreased to $2,830,965 for the quarter ended September 30, 2001 as compared to $4,419,621 for the quarter ended September 30, 2000, a decrease of 36%. Our general and administrative expenses decreased to $9,561,812 for the nine months ended September 30, 2001 as compared to $12,160,829 for the nine months ended September 30, 2000, a decrease of 21%. Without regard to a $1.3 million non-cash litigation settlement charge in the nine month period ended September 30, 2001, a $3.0 million stock-based contribution in the nine month period ended September 30, 2000, and stock-based compensation and remuneration charges during both periods, general and administrative expense increased approximately $2.9 million in the nine-months ended September 30, 2001 as compared to the same period in 2000 as a result of added salaries, contractor services and other general and administrative expenses in the continued expansion of our operations. We continue to build our operations, including the hiring of additional general and administrative personnel in Iceland and in the United States, and we expect that general and administrative expenses will continue to increase into 2002.

        STOCK-BASED COMPENSATION AND REMUNERATION EXPENSE. Stock-based compensation and remuneration expense was $1,162,675 for the quarter ended September 30, 2001 as compared to $3,390,873 for the quarter ended September 30, 2000, a decrease of 66%. Stock-based compensation and remuneration expense was $3,515,302 for the nine months ended September 30, 2001 as compared to $7,233,939 for the nine months ended September 30, 2000, a decrease of 51%. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

        INTEREST INCOME. Our interest income was $1,514,099 for the quarter ended September 30, 2001 as compared to $3,274,629 for the quarter ended September 30, 2000, a decrease of 54%. Our interest income was $6,037,700 for the nine months ended September 30, 2001 as compared to $4,692,430 for the nine months ended September 30, 2000, an increase of 29%. Our levels of interest income have declined with prevailing interest rates and as we continue to invest the proceeds of our initial public offering into operations.

        OTHER NON-OPERATING INCOME AND (EXPENSE), NET. Our other non-operating income and expense, net increased to a net expense of $434,856 for the quarter ended September 30, 2001 as compared to a net expense of $289,766 for the quarter ended September 30, 2000, an increase of 50%. Our other non-operating income and expense, net increased to a net expense of $1,289,282 for the nine months ended September 30, 2001 as compared to a net expense of $497,264 for the nine months ended September 30, 2000, an increase of 159%. The increase in net other non-operating expense primarily results from foreign exchange losses in the current periods.

        INCOME TAXES. As of September 30, 2001, we had an accumulated deficit of $147,999,390 and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three or nine month periods ended September 30, 2001 and 2000. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2000, we had net operating losses able to be carried forward for federal income tax purposes of approximately $458,000 to offset future federal taxable income in the United States which begins to expire in 2018 and our subsidiary had net operating loss carryforwards of approximately $20.2 million which expire in varying amounts beginning in 2004.

        NET LOSS AND BASIC AND DILUTED NET LOSS PER SHARE. Net loss and basic and diluted net loss per share were $8,867,423 and $0.20 for the quarter ended September 30, 2001, respectively, as compared to $7,575,366 and $0.23 for the quarter ended September 30, 2000, respectively. This is an increase of 17% in net loss and a decrease of 13% in basic and diluted net loss per share. Net loss and basic and diluted net loss per share were $37,245,690 and $0.84 for the nine months ended September 30, 2001, respectively, as compared to $24,864,953 and $1.90 for the nine months ended September 30, 2000, respectively. This is an increase of 50% in net loss and a decrease of 56% in basic and diluted net loss per share. Although net loss has increased in the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000, basic and diluted net loss per share has decreased primarily as a result of the greater number of average shares outstanding as a result of our initial public offering in July 2000.

        PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE. Pro forma basic and diluted net loss per share is computed for periods prior to our initial public offering as if the preferred shares had converted into common shares immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share for such periods, net loss has not been increased for the dividends accumulated or discounts on preferred stock amortized during such periods. Basic and diluted net loss per share increased to $0.20 for the quarter ended September 30, 2001 as compared to pro forma basic and diluted net loss per share of $0.18 for the quarter ended September 30, 2000. Basic and diluted net loss per share increased to $0.84 for the nine months ended September 30, 2001 as compared to pro forma basic and diluted net loss per share of $0.73 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2001, we had $143,843,183 in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Inflation has been significant in Iceland during the nine months ended September 30, 2001 but has not had a material effect on our business.

        Collections of contractual amounts due in our research and development collaborations and other working capital sources of funds provided $10,986,862 of cash for the nine months ended September 30, 2001 as compared to $1,546,100 for the nine months ended September 30, 2000. As a result, although net loss increased $12,380,737 for the nine months ended September 30, 2001 as compared to the same period last year, net cash used in operating activities increased just $2,634,969 to $12,170,303 in the nine months ended September 30, 2001 as compared to $9,526,334 in the nine months ended September 30, 2000.

        Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the nine months ended September 30, 2001 were $37,159,254 as compared to $6,806,582 for the same period last year, primarily due to the expansion of our facilities and operations. Particularly, during the nine months ended September 30, 2001 we expended $15.2 million in respect of the new building to house our operations in the University District of Reykjavik and we paid for the fifty new ABI Prism 3700 DNA Analyzers acquired late in 2000. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of capital expenditures and investments.

        Net cash of $971,948 was used for financing activities in the nine months ended September 30, 2001 as compared to $197,409,866 provided in the nine months ended September 30, 2000. Although we made installment payments on our capital leases during both periods we did not enter into any significant financing activities during the nine months ended September 30, 2001.

        Our cash is deposited only with financial institutions in Iceland, United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts but is also partly invested in Icelandic krona denominated accounts.

        During 2001 we have been constructing a new building in the University District of Reykjavik to house our operations. Total project cost is estimated to be approximately $30 million and $18.7 million has been incurred through September 30, 2001. The new building will be largely complete before the end of 2001 and occupied in early 2002. We are currently exploring various methods for financing this project. At September 30,2001 we had no other material commitments for capital expenditures but we have committed to purchase reagents and supplies from ABG over three years, including a remaining minimum of $24.3 million through September 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2001, all of our cash and cash equivalents were in money market and checking accounts.


PART II  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  USE OF PROCEEDS

        We commenced an initial public offering of our common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to us after deduction of expenses were approximately $182.0 million. Through September 30, 2001, we have used approximately $91.8 million dollars of the proceeds as follows:

        Discovery and research programs.......................................  $46.0
        ABI Prism 3700 DNA Analyzers..........................................   13.1
        Construction of executive office and laboratory facilities............   15.2
        Construction of other laboratory facilities...........................    3.3
        Computer equipment....................................................    2.1
        Other laboratory equipment............................................    3.3
        Other property and equipment..........................................    0.9
        General and administrative activities.................................    7.0
        Installment payments on capital lease obligations.....................    1.3
        Interest..............................................................    0.3
                                                                                -----
                                                                                $91.8
                                                                                =====

        Pending use, we have invested the remaining proceeds primarily in U.S. dollar denominated money market and checking accounts but also partly in Icelandic krona denominated accounts.

ITEM 5.  OTHER INFORMATION

RISK FACTORS

        This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of these terms or other comparable terminology. Actual events or results may differ materially from such statements due to a number of factors, including those set forth in this section and elsewhere in this Form 10-Q. These factors include, but are not limited to, the risks set forth below.


WE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM ANY PRODUCTS OR SERVICES

        DISCOVERY SERVICES

        We are still in the early stages of our gene discovery programs. We use our technology and development primarily to identify genes or gene fragments that are responsible for certain diseases. We also try to identify genes or gene fragments that indicate the presence of certain diseases. We use technologies and approaches that we believe will identify specific genes that cause or predispose individuals to certain complex diseases. Although we have identified some genes that we believe are likely to cause certain diseases, we may not be correct. We may not be successful in identifying any other similar genes. In addition, many experts believe that some of the diseases we are targeting are caused by both genetic and environmental factors. Even if we identify specific genes that are partly responsible for causing diseases, any gene-based therapeutic or diagnostic products may not detect, prevent or cure a particular disease. Accordingly, even if we are successful in identifying specific genes, our discoveries may not lead to the development of commercial products.

        Any pharmaceutical products that we or our collaborators are able to develop will fail to produce revenues unless we:

           - establish that they are safe and effective;

           - successfully compete with other technologies and products;

           - do not infringe on the proprietary rights of others;

           - establish that they can be manufactured in sufficient quantities at reasonable costs;

           - can be marketed successfully; and

           - maintain the goodwill and receive the cooperation of the Icelandic population.

        We may not be able to meet these conditions. We expect that it will be years, if ever, before we will recognize revenue from the development of therapeutic or diagnostic products

        DATABASE SERVICES

        We received a license to create and operate the Icelandic Health Sector Database in January 2000. We are at the early stages of developing the database. We are also in the early stages of commercializing the Clinical Genome Miner Service. It will probably take us several years to fully develop the deCODE Combined Data Processing System. We will devote substantial resources to the development of these systems and their components for the foreseeable future. We cannot be sure that marketing the Clinical Genome Miner will lead to collaborations with potential clients. We can also not be sure that the deCODE Combined Data Processing System will result in marketable products or services. Although our intended method for cross-referencing genealogical, genotypic and healthcare data is central to the development of the deCODE Combined Data Processing System, it is unproven.


        The success of our database services depends on our ability to:

              - create database and cross reference software that is free from design defects or errors;

              - obtain the cooperation of the Icelandic healthcare system, including doctors who may attempt to withhold their patients' data from the Icelandic Health Sector Database or encourage their patients to exercise their opt-out rights;

              - obtain blood samples from Icelanders and their consent to use their genotypic data;

              - use the information derived from the deCODE Combined Data Processing System in disease management, analysis of drug response, gene discovery and drug target validation; and

              - develop marketing and pricing methods that the intended users of the deCODE Combined Data Processing System will accept.

        Our development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database. As of September 30, 2001 approximately 7% of the population had exercised their rights to exclude their medical records from the database.

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

        HEALTHCARE INFORMATICS

        Only we have tested our bioinformatics and privacy protection products. These products may not meet the needs of potential customers. We are at a very early stage of development of our medical decision-support systems for healthcare providers. We have generated little revenues from sales or licenses of bioinformatics, decision-support or privacy protection products. To date we have not produced any decision-support tools. We cannot assure you that we can successfully develop or commercialize medical decision-support systems or that there will be a market for our bioinformatics, decision-support or privacy protection products.

IF OUR ASSUMPTION ABOUT THE ROLE OF GENES IN DISEASE IS WRONG, WE MAY NOT BE ABLE TO DEVELOP USEFUL PRODUCTS

        The products we hope to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists to better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. Of the products that exist, all are diagnostic products. To date, we know of no therapeutic products based on disease gene discoveries. If our assumption about the role of genes in the disease process is wrong, our gene discovery programs may not result in products, the genetic data included in our database and informatics products may not be useful to our customers and those products may lose any competitive advantage.

IF WE CONTINUE TO INCUR OPERATING LOSSES LONGER THAN ANTICIPATED, OR IN AMOUNTS GREATER THAN ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS

        We incurred net losses of $8,867,423 and $37,245,690 for the quarter and nine-month periods ended September 30, 2001, respectively, and $7,575,366 and $24,864,953 for the quarter and nine-month period ended September 30, 2000, respectively. As of September 30, 2001, we had an accumulated deficit of $147,999,390. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, other recent collaborations and interest revenues. We must increase our expenditures substantially over the next several years to develop our technologies and our internal research programs and to prepare the Clinical Genome Miner and the Icelandic Health Sector Database, the deCODE Combined Data Processing System and informatics. As a result, we expect to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of operating losses is greater than we currently anticipate, we may not be able to continue our operations.

IF WE ARE NOT ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET OUR EXPANDING CAPITAL REQUIREMENTS, WE MAY BE FORCED TO REDUCE OR TERMINATE OUR RESEARCH PROGRAMS AND PRODUCT DEVELOPMENT

        We have spent substantial amounts of cash to fund our research and development activities and expect to spend substantially more over the next several years. We expect to use cash to expand our research and development activities, develop the Clinical Genome Miner, construct the Icelandic Health Sector Database and the deCODE Combined Data Processing System, collect the genotype data and develop healthcare informatics products. Many factors will influence our future capital needs, including:

              - the number, breadth and progress of our discovery and research programs;

              -     our ability to attract customers;

              - our ability to commercialize our discoveries and the resources we devote to commercialization;

              - the amount we spend to enforce patent claims and other intellectual property rights; and

              -     the costs and timing of regulatory approvals.

        We intend to rely on Roche and other existing and future collaborators for significant funding of our research efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. We may not be able to obtain additional financing when we need it or the financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities.

        If we raise additional funds through collaborations and licensing arrangements, we may have to relinquish rights to some of our technologies or product candidates, or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate our discovery and research programs and product development.

OUR RELIANCE ON THE ICELANDIC POPULATION MAY LIMIT THE APPLICABILITY OF OUR DISCOVERIES TO CERTAIN POPULATIONS

        The genetic make-up and prevalence of disease generally varies across populations around the world. Common complex diseases generally occur with a similar frequency in Iceland and other western countries. However, the populations of other western nations may be genetically predisposed to certain diseases because of mutations not present in the Icelandic population. As a result, our partners and we may be unable to develop diagnostic products that are effective on all or a portion, of the people with such diseases. Any difference between the Icelandic population and other populations may have an effect on the usefulness of the Icelandic Health Sector Database and the Clinical Genome Miner in studying populations outside of Iceland. For our business to succeed, we must be able to apply discoveries that we make on the basis of the Icelandic population to other markets.

OUR CREATION AND OPERATION OF THE ICELANDIC HEALTH SECTOR DATABASE DEPENDS ON OUR LICENSE FROM THE ICELANDIC GOVERNMENT AND IS SUBJECT TO SUPERVISION AND REGULATION, WHICH MAY MAKE OUR DEVELOPMENT OF DATABASE PRODUCTS MORE EXPENSIVE AND TIME-CONSUMING THAN WE ANTICIPATED

        Our construction and use of the Icelandic Health Sector Database is subject to the stipulations of the Icelandic Health Sector Database license. The license was granted to us by the Ministry of Health and Social Security, or the Ministry, pursuant to the Act on the Health Sector Database, no. 139/1998, or the Act. The license permits the processing of healthcare data from healthcare records and other relevant data into the Icelandic Health Sector Database. Our data collection and use activities will be supervised by the Icelandic Health Sector Database Monitoring Committee, or the Monitoring Committee, the Data Protection Authority of Iceland, or the Authority, and an Interdisciplinary Ethics Committee. In addition, the Icelandic Bioethics Committee will review our operation of the database. Due to this oversight, we are subject to the following additional risks:

              - The Ministry may withdraw the license in the event that we violate the terms and conditions of the license, the Act or its rules;

              - The Icelandic parliament may amend the Act in ways which would adversely affect our ability to develop or market the database;

              - There is no precedent interpreting the Act or the rules on which we can rely;

              - We may fail to comply with existing data confidentiality requirements of the Act or our license, resulting in a loss of our license;

              - The Authority may modify or impose additional technical requirements covering areas such as data encryption and privacy protection and may require greater technical capabilities than we currently have; and

              - The Interdisciplinary Ethics Committee may withdraw permission for any type of research program in the Icelandic Health Sector Database not conducted in accordance with international rules of bioethics.

        Compliance with these requirements can be expensive and time-consuming and may delay or increase the cost of development of the Icelandic Health Sector Database and the deCODE Combined Data Processing System.

        Iceland is subject to both European Free Trade Association and European Union competition and public procurement rules. If it is determined that the Act or our license breaches such rules, the license could be revoked or diluted.

        Even if we successfully create and market the Icelandic Health Sector Database and the deCODE Combined Data Processing System, the license will expire in January 2012. There is no assurance that we will obtain further access rights on favorable terms, if at all.

IF WE FAIL TO PROTECT CONFIDENTIAL DATA ADEQUATELY, WE COULD INCUR LIABILITY OR LOSE OUR LICENSE

        We are required, under the Act and the Icelandic Health Sector Database license, to encrypt all patient data and to take other actions to ensure confidentiality of data included in the Icelandic Health Sector Database and restrict access to it. We must develop the Icelandic Health Sector Database according to the Authority's technology, security and organizational terms. The Authority may periodically review and amend such terms in light of new technology or change of circumstances. The customers for our products may impose confidentiality requirements.

        We may accidentally disclose confidential data as a result of technical failures or human error by our employees or those of our customers or collaborators. Any failure to comply fully with all confidentiality requirements could lead to liability for damages incurred by individuals whose privacy is violated, the loss of the license, the loss of our customers and reputation and the loss of the goodwill and cooperation of the Icelandic population, including healthcare professionals.

IF WE ARE NOT ABLE TO ENTER INTO AGREEMENTS WITH MORE ICELANDIC HEALTH INSTITUTIONS IN ORDER TO COLLECT DATA, WE WILL NOT BE ABLE TO CONSTRUCT AND OPERATE THE ICELANDIC HEALTH SECTOR DATABASE

        We are required by the Icelandic Health Sector Database license to enter into agreements with Icelandic health institutions and self-employed health service professionals regarding access to and the processing of information from medical records. To date we have only entered into agreements with nineteen Icelandic health institutions. We cannot be certain that we will enter into agreements with enough additional health institutions or on terms favorable to us. Our inability to enter into additional agreements on favorable terms or in a timely manner could have a material adverse effect on our ability to construct and operate the Icelandic Health Sector Database.

ETHICAL CONCERNS MAY LIMIT OUR ABILITY TO DEVELOP AND USE THE ICELANDIC HEALTH SECTOR DATABASE AND THE DECODE COMBINED DATA PROCESSING SYSTEM AND MAY LEAD TO LITIGATION AGAINST US OR THE ICELANDIC GOVERNMENT

        The Icelandic parliament's passage of the Act and the Ministry's granting of the Icelandic Health Sector Database license have raised ethical concerns in Iceland and internationally. These concerns may lead to litigation in U.S., Icelandic or other national or international courts (for example, on the basis of an alleged breach of the patient-doctor confidential relationship, constitutional privacy issues, international conventions dealing with protection of privacy issues or human rights conventions).

        In February 2000, an Icelandic organization known as Mannvernd, or The Association of Icelanders for Ethics in Science and Medicine, and a group of physicians and other citizens issued a press release announcing their intention to file lawsuits against the State of Iceland and any other relevant parties, including us, to test the constitutionality of the Act. According to the press release, the lawsuit will allege human rights violations and challenge the validity of provisions of the Act. To date no such suit has been brought against us. One lawsuit has been brought in Icelandic courts against the Directorate of Public Health in Iceland challenging the constitutionality of the Act. In the event that the Icelandic State by a final judgment is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or the issuance of the License, our agreement with the Ministry requires us to indemnify the Icelandic State against all damages and costs incurred in connection with such litigation. In addition, the pendency of such litigation could lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing System, and an unfavorable outcome would prevent us from developing and operating the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

WE HAVE AGREED TO INDEMNIFY AND HOLD HARMLESS THE ICELANDIC GOVERNMENT, WHICH MAY CAUSE US TO INCUR DAMAGES AND MAY LIMIT OUR RIGHT TO TAKE CERTAIN LEGAL ACTIONS AGAINST THE GOVERNMENT

        We are subject to a very extensive indemnity clause in our agreement with the Ministry, pursuant to which we have agreed:

              - not to make any claim against the government if the Act or the license are amended as a result of the Act or rules relating to the Icelandic Health Sector Database are found to be inconsistent with the rules of the European Economic Area, or other international rules and agreements to which Iceland is or becomes a party;

              - that if the Icelandic State, by a final judgment, is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or issuance of the Icelandic Health Sector Database license, we will indemnify it against all damages and costs in connection with the litigation; and

              - to compensate any third parties with whom the Icelandic government negotiates a settlement of liability claims arising from the legislation on the Icelandic Health Sector Database and/or the issuance of the license, provided that the Icelandic government demonstrates that it was justified in agreeing to make payments pursuant to the settlement.

WE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT OUR BUSINESS STRATEGY REQUIRES AND THE RELATIONSHIPS MAY LEAD TO DISPUTES OVER TECHNOLOGY RIGHTS

        We must form research collaborations and licensing arrangements with several partners at the same time to operate our business strategy. We currently have only five substantial collaborative relationships, including two with Roche. To succeed, we will have to maintain these relationships and establish additional collaborations. We cannot be sure that we will be able to establish the additional research collaborations or licensing arrangements necessary to develop and commercialize products using our technology or that we can do so on terms favorable to us. If our collaborations are not successful or we are not able to manage multiple collaborations successfully, our programs will suffer. If we increase the number of collaborations, it will become more difficult to manage the various collaborations successfully and the potential for conflicts among the collaborators will increase.

OUR DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY

        We are dependent on collaborators for the pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products that result from our technology. Our agreements with collaborators will typically allow them significant discretion in electing whether to pursue such activities. We cannot control the amount and timing of resources collaborators will devote to our programs or potential products. Our collaborations may have the effect of limiting the areas of research that we may pursue either alone or with others.

        Our arrangements may place responsibility for key aspects of product development and marketing on our collaborative partners. If our collaborators fail to perform their obligations, our database products could contain erroneous data, design defects, viruses or software defects that are difficult to detect and correct and may adversely affect our revenues and the market acceptance of our products.

        Our collaborators may stop supporting our products or providing services to us if they develop or obtain rights to competing products. Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between our collaborators and us could lead to delays in the collaborative research, development or commercialization of products. Such disagreements could also result in litigation or require arbitration to resolve.

        Our current facilities and staff are inadequate for commercial production and distribution of products. If we choose in the future to engage directly in the development, manufacturing and marketing of certain products, we will require substantial additional funds, personnel and production facilities.

CONCERNS REGARDING THE USE OF GENETIC TESTING RESULTS MAY LIMIT THE COMMERCIAL VIABILITY OF ANY PRODUCTS WE DEVELOP

        Other companies have developed genetic predisposition tests that have raised ethical concerns. It is possible that employers or others could discriminate against people who have a genetic predisposition to certain diseases. Concern regarding possible discrimination may result in governmental authorities enacting restrictions or bans on the use of all, or certain types of, genetic testing. Similarly, such concerns may lead individuals to refuse to use genetic tests even if permissible. These factors may limit the market for, and therefore the commercial viability of, products that our collaborators and we develop.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES AND GOVERNMENT AGENCIES IN THE DEVELOPMENT AND MARKETING OF PRODUCTS AND SERVICES

        A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field and our other areas of business including database services and healthcare information is intense and is expected to increase. We have numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, the United States-funded Human Genome Project and other government-sponsored entities and companies providing healthcare information products. Our collaborators, including Roche, may also compete with us. Many of our competitors have considerably greater capital resources, research and development staffs and facilities, and technical and other resources than we do, which may allow them to discover important genes before we do. We believe that a number of our competitors are developing competing products and services that may be commercially successful and that are further advanced in development than our potential products and services. To succeed, we, together with our collaborators, must discover disease-predisposing genes, characterize their functions, develop genetic tests or therapeutic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before competitors. Even if our collaborators or we are successful in developing effective products or services, our products and services may not successfully compete with those of our competitors. Our competitors may succeed in developing and marketing products and services that are more effective than ours or that are marketed before ours.

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

        There are other firms and agencies that have prepared, or are currently preparing, genealogy databases similar to the one we have developed. If any parties claim that any of our databases infringes on their intellectual property rights, we would have to defend against their claim, cease using the infringing property or pay them for the use of the infringing property.

        Two parties have filed a copyright infringement suit against us in Iceland. They claim to hold copyrights to approximately 100 Icelandic genealogy books and claim that we have used data from these books in the creation of our genealogy database, in violation of their rights. The claimants seek to prevent our use of our genealogy database. They also seek monetary damages in the amount of approximately 616 million Icelandic kronas. We believe that this suit is without merit and intend to defend it vigorously, but if it were successful it could have a material adverse effect on our database and gene discovery services.

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

        Others may have filed and in the future are likely to file patent applications covering genes or gene products that are similar or identical to our products. We cannot be certain that our patent applications will have priority over any patent applications of others. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if we are granted patents we cannot be sure that they would be valid and enforceable against third parties. Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. Any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that our partners or we would prevail in any action or that any license required under any patent would be made available on commercially acceptable terms, if at all. If licenses are not available, our partners or we may be required to cease marketing our products or practicing our methods.

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

REGULATORY APPROVALS FOR PRODUCTS RESULTING FROM OUR GENE DISCOVERY PROGRAMS MUST BE OBTAINED OR WE WILL NOT BE ABLE TO DERIVE REVENUES FROM THESE PRODUCTS

        Government agencies must approve new drugs and diagnostic products in the countries in which they are to be marketed. We cannot be certain that we can obtain regulatory approval for any drugs or diagnostic products resulting from our gene discovery programs. The regulatory process can take many years and require substantial resources. Because some of the products likely to result from our disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, various government regulatory authorities may subject such products to substantial additional review. As a result, these authorities may grant regulatory approvals for these products more slowly than for products using more conventional technologies. Furthermore, regulatory approval may impose limitations on the use of a drug or diagnostic product.

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

EFFORTS TO REDUCE HEALTHCARE COSTS MAY REDUCE MARKET ACCEPTANCE OF OUR PRODUCTS

        Our success will depend in part on the price and extent to which we will be paid for our products by government and health administration authorities, private health insurers and other third party payors. Reimbursement for newly approved healthcare products is uncertain. Third party payors, including Medicare in the United States, are increasingly challenging the prices charged for medical products and services. They are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. We cannot be certain that any third party insurance coverage will be available to patients for any products we discover or develop. If third party payors do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be materially reduced.

        Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If cost containment efforts limit the profits that can be derived from new drugs, our customers may reduce their research and development spending which could reduce the business they outsource to us.

OUR OPERATIONS MAY BE IMPAIRED UNLESS WE CAN SUCCESSFULLY MANAGE OUR GROWTH

        We have recently experienced significant growth in the number of our employees and the scope of our operations and our facilities. Our management and operations are, and may continue to be, under significant strain due to this growth. To manage our growth, we must strengthen our management team and attract and retain skilled employees. We cannot be sure that we will be able to retain qualified employees. Our success will also depend on our ability to improve our management information, research information and operational control systems and to expand, train and manage our workforce.

CHANGES IN OUTSOURCING TRENDS AND CONSOLIDATION IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COULD ADVERSELY AFFECT OUR GROWTH

        Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to outsource from organizations like ours to conduct genetic research, clinical research and sales and marketing projects. Some industry commentators believe that the rate of growth of outsourcing will trend downward. If these industries reduce their present endency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected.

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

SOME PARTS OF OUR PRODUCT DEVELOPMENT SERVICES CREATE A RISK OF LIABILITY FROM CLINICAL TRIAL PARTICIPANTS AND THE PARTIES WITH WHOM WE CONTRACT

        We, through our subsidiary Encode ehf., contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Encode also contracts with physicians to serve as investigators in conducting clinical trials. Encode ehf's services include:

              -     supervising clinical trials;

              -     data and laboratory analysis;

              -     patient recruitment;

              -     acting as investigators in conducting clinical trials; and

              -     engaging in Phase I clinical trials.

        If, in the course of these trials or activities:

              - we do not perform our services to contractual or regulatory standards; or

              - patients or volunteers suffer personal injury to or death from adverse reactions to the test drugs or otherwise; or

              - there are deficiencies in the professional conduct of the investigators with whom we contract; or

              - one of our laboratories inaccurately reports or fails to report lab results; or

              -     our informatics products violate rights of third parties;

then, we would have a risk of liability from the drug companies with whom we contract or the study participants. We maintain insurance to cover ordinary risks but any insurance might not be adequate, and it would not cover the risk of a customer deciding not to do business with us as a result of poor performance.

USE OF THERAPEUTIC OR DIAGNOSTIC PRODUCTS DEVELOPED AS A RESULT OF OUR PROGRAMS MAY RESULT IN PRODUCT LIABILITY CLAIMS FOR WHICH WE HAVE INADEQUATE INSURANCE

        The users of any therapeutic or diagnostic products developed as a result of our discovery or research programs or the use of our database or medical decision-support products may bring product liability claims against us. We currently do not carry liability insurance to cover such claims. We are not certain that our collaborators or we will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. If we cannot protect against potential liability claims, our collaborators or we may find it difficult or impossible to commercialize products.

WE MAY BE UNABLE TO HIRE AND RETAIN THE KEY PERSONNEL UPON WHOM OUR SUCCESS DEPENDS

        We depend on the principal members of our management and scientific staff, including Dr. Kari Stefansson, Chairman, President and Chief Executive Officer, Hannes Smarason, Executive Vice President and Senior Business Officer, Dr. Jeffrey Gulcher, Vice President, Research and Development and Dr. C. Augustine Kong, Vice President, Statistics. We have not entered into agreements with any of these persons that bind them to a specific period of employment. If any of these people leaves us, our ability to conduct our operations may be negatively affected. Our future success also will depend in part on our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and we cannot be certain that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could have a material adverse effect on us.

CURRENCY FLUCTUATIONS MAY NEGATIVELY AFFECT OUR FINANCIAL CONDITION

        We publish our consolidated financial statements in U.S. dollars. Currency fluctuations can affect our financial results because a portion of our cash reserves and our operating costs are in Icelandic kronas. A fluctuation of the exchange rates of the Icelandic krona against the U.S. dollar can thus adversely affect the "buying power" of our cash reserves and revenues. Most of our long-term liabilities are U.S. dollar denominated. We do not intend to enter into currency hedging transactions. However, we may enter into hedging transactions if we have substantial foreign currency exposure in the future. We may have increased exposure as a result of investments or payments from collaborative partners.

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

3.2 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)

10.1 * Joint Development and Commercialization Agreement between deCODE genetics, ehf. and PE Corporation (NY) through its Applied Biosystem Group dated July 16, 2001 (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2001)

10.2 * Reagent Supply Agreement between deCODE genetics, ehf. And PE Corporation (NY) through its Applied Biosystems Group, dated July 16, 2001 (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 14,
                2001)

10.3 * Pharmacogenomics Collaboration and License Agreement between Encode ehf. and Affymetrix, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2001)

-------------

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


Dated November 14, 2001

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

3.2 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)


10.1 * Joint Development and Commercialization Agreement between deCODE genetics, ehf. and PE Corporation (NY) through its Applied Biosystem Group dated July 16, 2001 (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2001)

10.2 * Reagent Supply Agreement between deCODE genetics, ehf. And PE Corporation (NY) through its Applied Biosystems Group, dated July 16, 2001 (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August 14,
                2001)

10.3 * Pharmacogenomics Collaboration and License Agreement between Encode ehf. and Affymetrix, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2001)

-------------

* A request for confidential treatment has been submitted with respect to this exhibit. The copy filed as an exhibit omits the information subject to the request for confidential treatment.