Form 10-K
period 2001-12-31
DECODE GENETICS INC
filed 2002-03-27
CIK 1022974

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NO. 000-30469

                             DECODE GENETICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                            04-3326704
            (STATE OR JURISDICTION OF                                (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

                                   STURLUGATA 8, REYKJAVIK, ICELAND
                               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the equity stock held by non-affiliates of the Registrant: $190,410,861 at March 22, 2002 based on the last sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 22, 2002.

                      CLASS                                          NUMBER OF SHARES
                      -----                                          ----------------
          Common Stock, $.001 par value                                 45,298,115

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders is incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     deCODE is a genomics and health informatics company which is developing products and services for the healthcare industry. We use our comprehensive population data and proprietary datamining tools to identify and analyze the genetic factors involved in common diseases. We use this information in the development of new drugs, DNA-based diagnostics and bioinformatics systems and tools. We also develop and apply modern informatics technology to discover new knowledge about health and disease through data-mining.

     Our approach to the discovery of knowledge about the nature of health and disease brings together three key types of anonymized data on the Icelandic population: public-domain genealogical data, and genotypic and clinical data gathered from volunteer participants in our gene research programs.

     Our research approach is based on four sets of information:

     - genealogy records of almost all living Icelanders and most of their ancestors for whom records exist, dating back in some cases to the settlement of Iceland in the ninth century;

     - genotype data from consenting Icelanders;

     - clinical data from Icelandic patients and family members participating in our disease-gene research; and

     - other public and proprietary data to which we have access.

     Our three avenues of commercialization are as follows:

     Discovery Services. We believe that the development and application of proprietary datasets and informatics in the context of an appropriate population will accelerate our ability to discover disease-related genes and associated drug targets. We have adopted this strategy to derive value both from development of diagnostic and therapeutic products and from pharmacogenomic services. We are currently working on discovery and product development in these areas on our own and in collaboration with a number of pharmaceutical and biotechnology companies. Our partners include: F.Hoffmann-La Roche, or Roche; Roche Diagnostics; Affymetrix; Genmab and Medarex; and Pharmacia. We expect to seek additional partners for this part of our business.

     Database Services. We have also developed and are marketing the Clinical Genome Miner(TM), a computer based discovery system that allows users to perform real-time analysis to study the association between variation in human genes and human disease. The system is being offered under a multi-year license to research organizations to enable the discovery and validation of novel therapeutic and diagnostic targets, based on the pathology and genetics of human disease. The Clinical Genome Miner(TM) combines bioinformatics software and anonymized data on the medical condition, genotypes and genealogy of tens of thousands of Icelandic individuals who have participated in deCODE disease studies and contributed samples and information under informed consent.

     We are developing the deCODE Combined Data Processing system, a tool which, subject to ongoing compliance with regulatory requirements, will cross-reference genealogical records, data from the Icelandic Health Sector Database and genotypes of consenting participants.

     Informatics. The third area of focus, informatics, is derived from our discovery and database services. Our informatics business has two principal components: bioinformatics and healthcare informatics.

     - Bioinformatics. Our population research into the genetic factors that contribute to common diseases involves, in the first stage, the gathering, management and genotyping of thousands of biological samples. In order to carry out this work efficiently we have developed proprietary software and systems specifically suited to these tasks. In order to analyze this large amount of genotypic data, we have also developed what we believe are some of the fastest and most powerful mathematical algorithms and software systems for carrying out linkage analysis. These products enable us to efficiently study the inheritance of genetic markers across large families, an approach which indicates specific regions of the genome containing genes involved in the pathogenesis of specific diseases. We are now marketing these products in partnership with Applied Biosystems Group, by integrating them for use with Applied Biosystems' bioanalytical instruments and data-capture software.

     - Healthcare Informatics. In the future, the integration of genetics and medicine will add a new level of complexity to the decision-making process in the delivery of healthcare. The need for medical decision support systems for healthcare providers is expected to increase over the next several years. We are developing medical decision-support systems, which will include insights from the Clinical Genome Miner(TM) and, when it is operational, the Icelandic Health Sector Database.

     In this report, references to we or us refer to deCODE genetics, Inc. and our wholly-owned subsidiary, Islensk erfoagreining ehf., and its subsidiaries deCODE cancer ehf. and Encode ehf., each an Icelandic private limited company. After the closing of the acquisition of MediChem Life Sciences Inc. on March 18th 2002 we or us also refers to MediChem, a wholly owned subsidiary of deCODE genetics, Inc., and to Medichem's wholly owned subsidiaries.

     deCode was incorporated in Delaware in 1996.

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

     The human genome sequence is now nearly completed and has been estimated to contain 30,000 - 35,000 protein-coding genes and more than two million markers to help map disease-causing genes. We believe that by itself, this knowledge is of limited value and that the importance of this discovery will only reach its full potential if this sequence data is explored along with detailed knowledge about health history, genetic profile and genealogy.

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

Genetic Mapping

     We have developed an extensive computerized genealogy database that currently includes approximately 620,000 individuals or almost all the approximately 280,000 living Icelanders along with most of their ancestors for whom records exist. This represents most of the Icelanders who are known through records ever to have lived to adulthood in Iceland. Research that our scientists conducted on 26 extended families containing hundreds of individuals, which the American Journal of Human Genetics published in its May 2000 issue, showed that the accuracy of maternal connections in the database is 99.3%.

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

DATABASE SERVICES

     At present, our focus in database services is on the commercialization and continued development of the deCODE Clinical Genome Miner(TM) and on the development and launch of the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

Description of the deCODE Clinical Genome Miner(TM)

     The deCODE Clinical Genome Miner(TM) (CGM) is the first bioinformatics system in the world that enables the cross-referencing of genetic, phenotypic and genealogical data on a large scale and in real time.

     The CGM contains uniquely comprehensive and integrated proprietary data for the analysis of the interplay between genetics and environmental factors involved in the development of common diseases. These include our anonymized genealogical data, as well as genoyptic and clinical medical data on over 50,000 volunteer participants in more than 30 of our disease research programs. The datamining tools and two principal components of the CGM -- the Disease Miner(TM) and Genome Miner(TM) -- enable users to find correlations between genetic variation and disease, based on queries starting from either endpoint. Users can define a phenotype, conduct a genome-wide, population linkage scan and drill down to find the known genes in any chromosomal region of interest. They can also identify a gene, place it within the most detailed genetic and physical maps of the genome available -- developed by deCODE -- and view the population linkage correlations between the chromosomal location of the gene and more than 30 diseases.

     The CGM thereby enables subscribers to answer in a matter of minutes questions that would likely take years to answer through experimentation, and to ask the questions in a relatively hypothesis-free manner. We believe that the CGM will be valuable to subscribers as a discovery platform, as a means of verifying results, and, perhaps most importantly, as an efficient means for pharmaceutical and biotechnology companies to characterize and prioritize large numbers of drug and diagnostic targets whose links to disease may not be well understood. We believe that this represents one of the most daunting challenges in employing genomics to create new diagnostic tools and therapeutics to improve healthcare.

     CGM users' interactions with the system are confined to the query layer; users will not have direct access to the data itself, which remains proprietary to deCODE. We are marketing the CGM on the basis of non-exclusive, multi-year subscriptions.

Description of the deCODE Combined Data Processing system

     We are developing the deCODE Combined Data Processing system, a tool which, subject to ongoing compliance with regulatory requirements, will cross-reference genealogical records, data from the Icelandic Health Sector Database and genotypes of consenting participants. The healthcare data contained in the Icelandic Health Sector Database will include, in addition to disease diagnosis details of laboratory results, treatments and outcomes.

     Under the terms of the Icelandic Health Sector Database license we will be able to process medical information, environmental exposure information and resource use information from the Icelandic healthcare system. A computerized network of medical records will be organized in each participating healthcare institution. Information processed in the Icelandic Health Sector Database will take place in a manner designed to ensure that personal data remains non-personally identifiable. The type of healthcare data may include admission data, diagnostic work-up and results, diagnoses, treatment and operations for each patient visit, medical and social history, allergies, risk factor exposure, pharmaceutical treatment and outcomes.

INFORMATICS

BIOINFORMATICS

     We believe that our population approach to genetics -- through which we use population- and genome-wide genotypic analysis to identify key genetic components in common, complex diseases -- has proven to be an efficient and effective means of identifying drug targets and diagnostic markers rooted in the biology of disease. With over 50 diseases now under research and one of the largest high-throughput genotyping laboratories in the world, we believe that deCODE is a world leader in the generation and analysis of genotypic data. We have in the course of our research developed mathematical algorithms and software systems for managing tens of thousands of samples and identifying locations and levels of genetic sharing in large groups of patients because we conduct linkage analysis on such a large scale.

HEALTHCARE INFORMATICS

     We believe that the rapidly increasing volume of clinical information and medical research data available to physicians and healthcare providers, combined with the data processing capabilities of modern computer and software systems, have created a need for effective healthcare informatics tools and the means to meet this need. Key areas of healthcare informatics include personalized medicine, privacy protection and disease management. We believe that our experience in using advanced privacy protection systems and our broad range of data, including anonymized population-based data on genetics and disease, will enable us to develop innovative products in these fields.

OUR STRATEGY

     Our strategy is to use its population-based approach to transform genomic and healthcare data into products and services for the healthcare sector. The key elements of our strategy are as follows:

     Gene and Drug Target Discovery. We are pursuing gene and drug target discovery and the characterization of genes that contribute to the causes of common diseases. In addition, we are using studies of gene expression and protein-protein interaction systems to define molecular pathways, which may contain drug targets. We are focusing on diseases that have the potential to result in the discovery of new proteins and drug candidates. We intend to pursue the development of these targets to create new therapeutics, both in-house and in alliance with corporate partners. In addition knowledge about genes and polymorphisms that contribute to the cause of disease can be used to develop novel diagnostic markers and tests. Our acquisition in early 2002 of MediChem Life Sciences, Inc., a U.S.-based drug discovery and development company, provides us with medicinal chemistry and structural biology expertise to pursue the downstream development of drug targets on a proprietary basis.

     Pharmacogenomics Partnerships. In collaboration with pharmaceutical and biotechnology companies, we are working to apply pharmacogenomics to understand differences in drug response among individuals. Our approach enables the identification of the genetic differences that cause people to respond differently to the same drugs. As a result, we believe that it will be possible to individualize the selection of drugs for patients. We believe that our population approach and resources give us an advantage in identifying key genes involved in responsiveness to drugs, and we are combining this approach with large-scale gene expression studies to design accurate DNA-based tests to indicate whether individual patients are likely to respond to a given drug. Furthermore, we believe that the integration of medical treatment and outcome information with genetic information will give us and our partners an advantage in the generation and analysis of pharmacogenomics information, as well as in the commercialization of pharmacogenomic tests.

     Database Subscriptions. We have built the deCODE Clinical Genome Miner database and discovery system, and will continue to extend and enhance this system through the development of the Icelandic Health

Sector Database and the deCODE Combined Data Processing system. Services we plan to offer to future subscribers of our database and discovery systems will include principally gene discovery and drug target prioritization, pharmacogenomics, disease management and health management. We expect subscribers to include pharmaceutical companies, healthcare organizations, national health services and government agencies that will pay subscription fees and, in some cases, development milestones and a share of product revenues they generate as a result of using the database.

     Informatics Products and Services. We are pursuing market opportunities for software tools that we have developed in the course of our gene discovery efforts, in the development of the Clinical Genome Miner(TM). We also intend to pursue market opportunities for products we develop in healthcare informatics.

PRODUCTS AND SERVICES

     Our current services and those under development can be classified into three categories, all of which are based on analyzing data from the Icelandic population using our proprietary bioinformatics tools: discovery services; database services; and informatics.

DISCOVERY SERVICES

Current Discovery Programs

     We are conducting gene discovery programs associated with over 50 common diseases. The inheritance patterns of many common diseases are complex, indicating that the diseases are probably caused by mutations in multiple genes and/or through interactions between genes and environment. We believe that these diseases represent large market opportunities for therapeutic and diagnostic products because:

     - their causes are not fully understood;

     - current treatments are of limited effectiveness;

     - there are currently no approaches to tailor treatment to cause; and

     - large numbers of individuals are affected by these diseases.

     We expect the identification of disease genes to provide insights into the causes of common diseases and to help the development of highly specific diagnostic and therapeutic products, including small molecule products, recombinant proteins, gene therapy and antisense therapy. A brief description of several of our discovery programs and achievements follows.

     Autoimmune Diseases. We are currently studying several autoimmune diseases such as atopy, inflammatory bowel disease (Crohn's and ulcerative colitis), insulin-dependent diabetes, psoriasis, rheumatoid arthritis and ankylosing spondilytis. These, like all our disease-gene research programs, are being researched using genome-wide linkage scans of patients and their relatives from across the population. We have located genes in atopy, psoriasis and rheumatoid arthritis.

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

     - Rheumatoid arthritis. We have mapped the first gene with genome-wide significant linkage to rheumatoid arthritis outside the MHC region, and are currently fine-mapping this locus.

     Cardiopulmonary Diseases. We are studying a variety of common diseases such as asthma, chronic obstructive pulmonary disease (COPD), hypertension, myocardial infarction, peripheral arterial occlusive disease (PAOD), cerebrovascular disease (stroke) and obstructive sleep apnea syndrome. We have identified novel genes in PAOD and the common form of stroke, and located genes in asthma, COPD, Hypertension and myocardial infarction.

     - Peripheral arterial occlusive disease (PAOD). PAOD is a vascular disorder characterized by narrowing of the arteries of the arms and legs, and obstruction of the blood flow. PAOD strikes between 2% and 5% of people over the age of 65 worldwide and results in pain, diminished mobility, the need for invasive surgery, and, in extreme cases, gangrene and loss of the affected limbs. By conducting a genome-wide analysis of 1300 Icelandic PAOD patients and family members, deCODE researchers were able to identify a small section of a single chromosome that shows significant genetic linkage to the disease. The patients who participated in the study were carefully selected by collaborating surgeons from the Icelandic Society of Vascular Surgery working at Iceland's National University Hospital. All had undergone previous angiography that documented the nature and extent of vascular lesions, and most had undergone surgery to bypass blocked arteries. The study marks an important advance in identifying the genetic mechanisms contributing to PAOD. This study may expand slightly to emphasize that we have validated a drug target which was linked to the disease. We have validated a drug target identified through analysis of the gene which we have linked to PAOD, and are now conducting ongoing drug discovery work on this target.

     - Cerebrovascular disease (stroke). Stroke represents diseases that directly or indirectly affect the blood vessels in the brain and cause central nervous system damage from either blockage of cerebral blood flow or rupture of an intracranial artery. It is the third leading cause of death. We have a research alliance with local physicians who care for a majority of the stroke patients diagnosed in Iceland. We have collected almost 2,000 DNA samples from informative families and genotyped most of them. Using our genealogical approach, we have identified the first gene ever linked to the common form of stroke and used this information to identify a drug target. We are conducting drug discovery work using this target.

     Central nervous system diseases. We are studying the genetic basis for several psychiatric and central nervous system diseases, including Alzheimer's disease, anxiety, bipolar disease/depression, familial essential tremor, multiple sclerosis, narcolepsy, Parkinson's disease, schizophrenia, autism, attention deficit and hyperactivity disorder, and migraine.

     - Alzheimer's disease. Alzheimer's disease is the most common cause of dementia. We have carried out a genome-wide scan involving 1,200 Icelanders and mapped a gene that contributes to the occurrence of late-onset Alzheimer's disease. We are fine-mapping this locus to identify the gene in question.

     - Schizophrenia. Schizophrenia is a debilitating psychiatric disorder. We have carried out a genome-wide scan with the participation of 400 Icelandic schizophrenia patients and we have identified a gene linked to schizophrenia. Through functional and proteomics studies we identified a protein coded for by this gene and another protein with which it interacts in the central nervous system. We are using the latter protein as a drug target. We have developed knock-out mice to gain additional information on this target, and have conducted high-throughput screening to identify potentially effective compounds for use against this target.

     - Parkinson's disease. We have mapped a gene contributing to late-onset Parkinson's disease, the first genetic factor ever mapped for the most common form of the disease. The gene was mapped to a small region of chromosome 1, through analysis of genotypic data from volunteer late-onset Parkinson's patients and their unaffected relatives from 51 families from across Iceland.

     - Familial essential tremor (FET). A genome-wide scan for FET genes was performed at deCODE, in a study of 16 Icelandic families with 75 affected individuals in whom FET was apparently inherited as a dominant trait. The scan revealed one locus of genome-wide significance. This locus is currently being fine-mapped.

     - Anxiety disorder and depression. The most common form of mental illness in industrialized countries, anxiety disorder and depression encompasses a constellation of conditions, including panic disorder, phobic disorders, obsessive-compulsive disorder, general anxiety disorder and depression. We approached anxiety as a broadly defined disorder that encompasses all of these complexities. Following a survey of more than 10,000 randomly-selected individuals conducted by collaborating physicians, some 500 respondents who had reported symptoms of anxiety agreed to be clinically examined and genotyped. By focusing on extended families with at least one individual suffering from panic disorder, we mapped a gene strongly linked to all forms of clinical anxiety. We are now expanding this program by surveying 20,000 randomly-selected individuals for depression and have already identified 230 who have been further evaluated and are being genotyped along with their closest family members.

     Eye Disease. We are studying a range of eye diseases, including macular degeneration, cataracts, glaucoma, myopia and retinitis pigmentosa. We have mapped a gene linked to macular degeneration.

     Women's Health. We are studying the genetic causes of women's health problems including endometriosis and pre-eclampsia. We have located a susceptibility gene for pre-eclampsia on chromosome 2p13. In February 2002, we and a team from the National University Hospital in Reykjavik published a study utilizing our genealogical database to demonstrate the contribution of genetic factors in the development of endometriosis (Human Reproduction, 17:3, pp555-559). We are using this data as the basis for a study to identify key genes involved in the disease.

     Cancer. We conducting research in many forms of cancer, including lung cancer, melanoma, renal cancer, colon cancer, testicular cancer, thyroid cancer, prostate cancer and also for benign prostatic hypertrophy.

     Metabolic and Other Diseases and Conditions. We are studying the genetic basis for osteoarthritis, osteoporosis, non-insulin-dependent diabetes (NIDDM), obesity, familial combined hyperlipidemia, nocturnal enuresis, and longevity. We have mapped genes for the first four conditions and for longevity.

     - Osteoarthritis. We have mapped three genes linked to osteoarthritis. We are currently fine-mapping and sequencing these regions to search for the disease genes themselves.

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

     - Non-insulin dependent diabetes. We located a gene linked to NIDDM to a small chromosomal region by utilizing the genotypes of 2700 volunteer patients and relatives grouped into 200 families from across Iceland.

     - Obesity. We located a gene whose variant forms contribute to obesity by analyzing genotypic data from more than 11,000 adult volunteers in Iceland -- representing a significant proportion of the population suffering from severe obesity. Using the Clinical Genome Miner(TM), we were able to correlate a wide range of clinical, behavioral, and genotypic data, and gained important new insights into the heritability of different aspects of obesity, as well as into the complex interplay between obesity and diabetes, stroke, heart disease, and hyperlipidemia. In this way we have also located a gene variant that appears to protect obese individuals from type-2 diabetes, an otherwise common complication.

     - Longevity. Using our genealogical database and datamining algorithms, we have found that individuals above the 95th percentile in longevity in Iceland are significantly more related than members of the population at large. Through the analysis of genotype data from volunteer members of families with significant numbers of individuals living beyond the 95th percentile, we have located a gene that appears to correlate with extreme longevity. We are fine-mapping this locus.

Collaborations

     Our strategy for pursuing business opportunities is to attempt to turn our discoveries and resources into to a broad range of products for the market. In some instances we intend to pursue this research and product development on our own, and in others through alliances with pharmaceutical companies, biotechnology firms and other healthcare institutions. Depending on the nature of each prospective business opportunity, we may conduct the research in return for one or more of the following: up-front equity investments; direct payments for research funding; payments upon the achievement of scientific milestones; shared or exclusive rights to diagnostics and therapeutics; and royalties on products that our collaborators market. In some instances, we may negotiate for access to our collaborators technologies, for example libraries of chemical compounds, to enhance our operations.

     F.Hoffmann-La Roche. In February 1998, we entered into a research collaboration and cross-license agreement with Roche to collaborate on the discovery of genetic variations which affect the cause of diseases for the purpose of developing new methods to diagnose diseases and obtain drug targets useful in drug discovery. The term of this agreement expired on February 1, 2002.

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

     F.Hoffmann-La Roche. In January 2002, we formed with a new, three-year alliance with Roche focused on turning the achievements of our 1998 gene discovery collaboration into novel treatments for common diseases. Under our 1998 agreement, we used our population data to identify key genetic factors contributing to ten major diseases: osteoarthritis, Alzheimer's disease, schizophrenia, peripheral arterial occlusive disease (PAOD), stroke, osteoporosis, obesity, anxiety, type 2 diabetes and rheumatoid arthritis. The new alliance extends our partnership with Roche to leverage our expanding capabilities in drug discovery and development. Under this new alliance, Roche will provide us with research funding to increasingly focus over the next two years on downstream research in a selection of four of the diseases covered by the earlier agreement. The goal of the new alliance is to use the targets identified under the 1998 alliance to discover and develop new therapeutic compounds and to take these compounds into clinical trials. We will receive milestone payments for the development of compounds as well as royalties on the sales of drugs developed under the alliance. We retain therapeutic development rights to those targets identified under the 1998 alliance and not carried over into the new alliance. Pursuant to an agreement, we license our GeneMiner bioinformatic software product to Roche.

     Genmab and Medarex. In June 2001, we entered into two agreements with Genmab A/S. Under the first, we are conducting research aimed at developing a DNA-based test to predict individual clinical response to Genmab's antibody treatment for rheumatoid arthritis (RA). We and our subsidiary Encode are conducting studies using Icelandic patients and patients from broader populations to identify key genetic factors predictive of clinical response to treatments for moderate to severe RA. These studies will also specifically focus on genetic factors predictive of responsiveness to HuMax-CD4, a fully human monoclonal antibody developed by Genmab and now in Phase III clinical trials. With the results of this research, we plan to develop an RNA- or DNA-based test that can be employed by doctors to determine the best treatment regimes for individual RA patients. Exclusive of potential sales royalties, Genmab is providing deCODE with research funding and potential milestone payments for a successfully marketed product.

     We have also entered a broad-based collaboration with Genmab to develop new antibody therapeutic products. The partnership aims to utilize novel targets discovered in our research on the genetics of common diseases along with Genmab's fully human antibody technology to create and develop new products. This is a multi-target alliance covering a range of disease areas including cardiovascular and inflammatory diseases as well as cancer. We and Genmab will collaborate on the research, development, and commercialization of the new antibody products, and will share equally development costs and revenues generated from outlicensing or sales of these products. Given the scope of this multi-target alliance, Medarex, Inc., a leading antibody company based in the United States, will also contribute resources to the collaboration and will share certain costs and commercial rights. Medarex originally developed the UltiMAb(TM) platform, which Genmab has licensed, and also has an agreement in which it may participate with Genmab in multi-target European genomics relationships, such as this one.

     Roche Diagnostics. In June 2001, we signed with Roche a five-year alliance to develop and market DNA-based diagnostics for major diseases. The alliance represents an important element in our strategy of turning our research platform and achievements into products on the market. The alliance aims to bring together what we believe are important deCODE and Roche assets: our comprehensive population genomics resources and bioinformatics expertise, and Roche's prominence in the development and marketing of molecular diagnostics. In addition to the development of novel DNA-based diagnostic and predisposition screening products, we will be working under this alliance to use our Clinical Genome Miner(TM) system to develop point-of-care informatics products that can assist doctors in evaluating the results of DNA-based diagnostic tests. We believe that our population data and informatics tools contained in the CGM give us an advantage in the development of such products, and that such products will be important in establishing the use of DNA-based diagnostic and pharmacogenomic tests as a useful part of everyday healthcare.

     Affymetrix. In July 2001, we formed a pharmacogenomics alliance with Affymetrix, Inc., under which we are developing DNA-based tests to predict the responsiveness of individual patients to treatments for common diseases. We are bringing together our population-based approach to pharmacogenomics and Affymetrix' GeneChip(R) technology, focusing initially on conducting gene expression analysis to understand the response to drugs used in the treatment of several common diseases. These include high-cholesterol, depression, asthma, hypertension, breast cancer, schizophrenia and migraine. Clinical work under this collaboration is being performed by Encode, our wholly-owned subsidiary. Through Encode, we will share the revenues from the sale of tests developed under the collaboration.

     Pharmacia. In December 2001, we formed a pharmacogenomics alliance with Pharmacia Corporation to identify the role of genetics in the development of advanced forms of heart disease. Under the agreement, we will employ our population resources and Clinical Genome Miner(TM) to find genetic markers that can be used to identify patients who are highly predisposed to progressing from an early to an advanced form of heart disease. The companies then hope to use this information as the basis for clinical trials. These trials would aim to establish the utility of these genetic markers in identifying patients likely to benefit from cardiovascular drugs under development at Pharmacia. We believe that this alliance underscores the potential of our pharmacogenomics approach for extending the applicability of a developmental treatment in a targeted manner, maximizing its potential benefits to patients. Through our pharmacogenomics subsidiary and CRO Encode, we will receive contract fees as part of the first phase of this agreement. If certain license options are exercised by Pharmacia, deCODE, through Encode, will receive royalties on sales of diagnostic tests as well as royalties on potential sales of cardiovascular drugs. Pharmacia may terminate this arrangement for a full refund through April 18, 2002 for certain defined circumstances.

     In addition, we have entered into the following collaborations:

     Partners HealthCare System, Inc. In May 2000, we entered into a three-year strategic alliance agreement and crosswalk development agreement with Partners HealthCare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital and The Brigham and Women's Hospital, Inc. (collectively, "Partners") pursuant to which (a) we will fund research by investigators of Partners pursuant to sponsored research agreements and/or clinical trial agreements to be entered into from time to time, (b) we will collaborate with Partners on, and provide funding for, development of an information technology bridge, called the crosswalk, to facilitate studies with the deCODE Combined Data Processing system and Partners' Research Patient Data Registry and (c) we will develop and market, in consultation with Partners, new information technology products and services relating to the use of the crosswalk for future pharmaceutical and biotechnology applications. We do not believe that the amount of funding we have agreed to provide over the term of the agreements is material to us.

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

     We have also entered into agreements with 19 Icelandic health institutions as required by the Icelandic Health Sector Database Act and License in order to get data from those institutions into the Health Sector Database.

Pharmacogenomics

     In November 2000, we acquired Encode, a wholly owned subsidiary, to launch pharmacogenomics studies in Iceland, based on deCODE's approach. Encode also continues to conduct clinical trials for new and existing therapeutics for major pharmaceutical companies as a Contract Research Organization. We are now working with several pharmaceutical and biotechnology companies, including GenMab, Pharmacia and Affymetrix to develop and market pharmacogenomic tests. In this way, we believe that we will be able to assist pharmaceutical companies in tailoring drugs to specific parts of the patient population. Tailor-made drugs will better ensure both effectiveness and safety. In addition, genetic information may lead to faster and more successful clinical trials, which may result in cost savings. Pharmacogenomics may also enable pharmaceutical companies to explore the use of older chemical compounds which have been abandoned. As the development cost of these compounds has already been incurred, pharmacogenomics research may provide a cost-effective method to bring these abandoned products to market.

Cancer

     In November 2000, we founded deCODE Cancer ehf., a wholly-owned subsidiary that has incorporated deCODE's cancer research. By creating a subsidiary with an exclusive focus on cancer, we believe that we will reinforce the ability of our researchers to continue to develop the particular skills and methods necessary for studying the complex biology involved in the study of cancer. deCODE Cancer also enjoy the flexibility to develop special alliances, while at the same time continuing to leverage deCODE's resources for population genomics research.

Proprietary Discovery and Development Programs

     We also plan to work on some diseases without partnering with pharmaceutical companies, and we are currently pursuing approximately 45 disease projects independent of research sponsorships. In the event we complete any independent projects, we intend to pursue the commercial development of our gene and drug target discovery through the development and marketing of therapeutics and diagnostic products. We may do this by using our own resources to turn discoveries from our internal projects into therapeutic or diagnostic products and developing our own marketing capabilities, by licensing our discoveries to others who would be required to pay us royalties on sales of any products they develop using the results of our gene discovery programs, or by entering into collaborative arrangements for the development and marketing of products from these programs.

     In March 2002, we acquired Medichem Life Sciences Inc. through a stock-for-stock exchange and merger agreement. We did so in order to gain the advanced drug discovery and development capabilities necessary to take our targets into proprietary development. Founded in 1987, MediChem is a full-service drug discovery technology and services company focused on using its high-throughput integrated chemistry platform to streamline genomics-based drug discovery and development. At the time of the acquisition, MediChem had 163 employees, including 107 chemists, 12 molecular biologists and 9 protein crystallographers. The company has substantial expertise in structural proteomics; lead discovery and optimization; combinatorial, computational and medicinal chemistry; biocatalysis; analytical and separations chemistry; chemical synthesis and scale-up; and clinical trials management and regulatory approvals.

DATABASE SERVICES

     The deCODE Clinical Genome Miner(TM) and the deCODE Combined Data Processing system allow users to ask questions about relationships between genetic, genealogical data and disease. We believe the deCODE database services systems substantially enhances the value of human genome sequence data, expression data or studies of animal models by providing a human, medical and genetic context, which may facilitate the development of new human therapeutics.

Products

     We expect pharmaceutical and biotechnology companies to use the deCODE Clinical Genome Miner(TM) and the deCode Combined Data processing system in gene discovery programs, gene validation and drug target prioritization as a way of confirming their own findings or providing an impetus for further research.

Customers

     We believe that the potential customer base for our database services consists of members of the healthcare industry, including pharmaceutical and biotechnology companies. Pharmaceutical and biotechnology companies may use our database services in their gene discovery, gene validation and pharmacogenomics programs.

     We anticipate that our customers will pay for access to database products by means of a fixed subscription fee, in addition to potential share of product revenues they generate as a result of using the database.

INFORMATICS

     We have identified two broad categories of product opportunities in informatics to leverage capabilities derived from our gene discovery and database operations: bioinformatics and healthcare informatics.

Products

     Bioinformatics. To aid in our gene and drug target discovery work, we have developed numerous proprietary bioinformatics tools for genealogy analysis, project management, gene mapping, physical mapping, and gene identification that we hope to commercialize as independent products.

     Healthcare Informatics. In the course of our research, and in order to fulfill the Icelandic Data Protection Authority's requirements, we have developed substantial expertise in the protection and encryption of potentially sensitive personal data. All of the data used in our research, whether genealogical, genetic or medical, is used only in non-personally identifiable form, with the encryption of personal identifiers supervised by the Icelandic Data Protection Authority. We have designed efficient systems for meeting Iceland's data and privacy protection standards, which are at present among the strictest in the world. We believe that the opportunity to commercialize this expertise will grow as the healthcare industry seeks to take advantage of the benefits that information technology offers to manage complex healthcare data while maintaining patient confidentiality.

     In addition to the increasing demand for privacy protection, we believe that the "information load" on physicians will continue to grow as the genetic dimension of healthcare leads to risk prediction and a shift from generalized treatment guidelines to personalized care and the development of informed strategies of preventive medicine. This trend toward personalized healthcare presents a number of opportunities in healthcare informatics. We believe our comprehensive data and software for mining this data for knowledge give us an advantage as we pursue these opportunities in areas including:

     - Personalized Medicine. We intend to use the knowledge that we gain from our discovery programs and the Clinical Genome Miner(TM) system to provide medical decision-support systems necessary to deliver and interpret this increased volume of data to a variety of end-users. We are working on integrating the CGM for use with DNA-based diagnostics under our alliance with Roche Diagnostics. We believe this will be useful not only in interpreting the results of such tests for assisting with clinical diagnosis of disease, but also for correlating results indicative of disease predisposition with other medical data in order to design novel and informed strategies of preventive medicine.

     - Disease Management. By carefully analyzing clinical data and correlating such data with genetic factors, healthcare providers may develop programs that cover the lifespan of the disease, from preventive actions to determining the most appropriate treatments for each individual. For a healthcare provider, which is constantly making the cost/quality tradeoff, this is a unique way to design programs which optimize both cost and quality. We believe the Clinical Genome Miner lends itself to this type of analysis, and its capabilities in this area will improve with the ability of users to cross-reference CGM data with the healthcare data to be included in the Icelandic Health Sector Database.

Collaborations

     Applied Biosystems Group. In July 2001, we announced the formation of a three-year alliance with Applied Biosystems Group. Under this alliance we are adapting our genotyping software suite for integration with Applied Biosystems' laboratory management software to provide a full range of highly customizable solutions for the generation, management and analysis of genotyping data. We are also collaborating with ABG to develop new bioinformatics software to meet the evolving demands of life science customers. Applied Biosystems expects to integrate the new software and customers' existing software tools with its instruments to create fully integrated genotyping solutions. We will receive royalties on sales of the alliance software.

Customers

     Bioinformatics. We believe that the customers for our bioinformatics tools will mainly consist of pharmaceutical and biotechnology companies.

     Healthcare informatics. We believe that privacy products can potentially be sold to any company handling sensitive data about individual persons, whether or not the data are healthcare-related. However, pharmaceutical companies, healthcare providers and payors with substantial quantities of individual data protected by privacy restrictions will serve as our primary target. We believe that products and services in the fields of personalized medicine and disease management have a broad potential customer base in the healthcare industry. Our initial focus will be on healthcare providers, national health systems, physicians and HMOs, all of whom use support tools that capture and analyze patient data to assist them in healthcare decision-making.

RESEARCH AND DEVELOPMENT EXPENSES

     Our research and development expenses were $71,796,515 in the year ended December 31, 2001, $45,742,081 in 2000 and $33,213,557 in 1999. Of these amounts, we estimate that $26 million, $23 million and $22 million were spent on customer sponsored research and development activities in 2001, 2000 and 1999, respectively.

PATENTS AND PROPRIETARY RIGHTS

     We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights protections are an essential element of our business. We currently rely on patents, trade secret law and contractual non-disclosure and confidentiality arrangements to protect our proprietary information. We intend to seek patent protection in the United States and other jurisdictions to protect technology, inventions and improvements to inventions that are commercially important to the development of our business, including genes we discover, mutations of genes and related processes and inventions, technologies which may be used to discover and characterize genes, and therapeutic and diagnostic processes and other inventions based on these genes. As of year-end 2001, we had four issued U.S. patents, one European patent and had filed over 30 patent applications for our inventions in the United States. We have also filed numerous international patent applications under the Patent Cooperation Treaty, claiming priority from those of our U.S. applications that we consider to be of significant commercial value. We also intend to seek patent protection or rely upon trade secret rights to protect other technologies that may be used to develop databases and healthcare informatics products and services.

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

COMPETITION

     We face, and will continue to face, intense competition in our gene discovery programs from organizations such as major pharmaceutical companies, specialized biotechnology firms, pharmacogenomics companies, universities and other research institutions, the Human Genome Project and other government-sponsored entities. A number of entities are attempting to rapidly identify and patent genes responsible for causing diseases or an increased susceptibility to diseases and to develop products based on these discoveries.

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

     Our competitors may obtain patent protection or other intellectual property rights that could limit our rights, or our customers' ability, to use our technologies or databases, or commercialize therapeutic or diagnostics products. In addition, we face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology.

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

     Pursuant to the terms of the License and the Act, before we can begin collecting information and transferring it into the Icelandic Health Sector Database, we must fulfill numerous conditions, such as paying fees and costs associated with the License and obtaining government approval of our privacy protection measures, and must enter into agreements with healthcare institutions and self-employed health professionals allowing us access to their medical records. Some medical professionals, including the board of directors of the Icelandic Medical Association, and the World Medical Association have opposed some aspects of the Icelandic Health Sector Database on ethical and privacy grounds. We do not believe that these views are representative of the Icelandic medical profession as a whole or that they will materially affect our ability to enter into such agreements. In August 2001 deCODE and the Icelandic Medical Association reached a certain mutual understanding about the dispute. To date we have entered into 19 such agreements with health institutions. Once we have entered into the required agreements, an independent security expert must verify that our information systems and operating procedures comply with the data security requirements of the Icelandic Data Protection Authority, or the Authority, before we can process the data we obtain from these healthcare providers.

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

     As required by the License, concurrently with the issuance of the License, we, through our Icelandic subsidiary, entered into an agreement with the Ministry. This agreement provides that we must pay the Icelandic government a fixed annual fee for the license of 70 million Icelandic kronas (approximately $700,000 as of March 2002) and an additional annual fee of 6% of its net profit, as defined, of the licensee, up to a maximum of 70 million Icelandic kronas per year. The agreement also provides that our rights to the Icelandic Health Sector Database will be transferred to the Ministry on the expiration or termination of the license.

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

     The Interdisciplinary Ethics Committee will review query types and monitor research projects for compliance with internationally accepted ethical standards for scientific research involving human beings. The Ministry has appointed members of the Interdisciplinary Ethics Committee which may halt any query or research project deemed by the committee to violate such standards.

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

PHARMACEUTICAL PRODUCTS

     Our success will depend, in part, on the development and marketing of products based on our research and development. Strict regulatory controls on the clinical testing, manufacture, labeling, supply and marketing of the products will influence our ability and our partners' ability to successfully manufacture and market therapeutic or diagnostic products. Most countries require a company to obtain and maintain regulatory approval for a product from the relevant regulatory authority to enable the product to be marketed. Obtaining regulatory approval and complying with appropriate statutes and regulations is time-consuming and requires the expenditure of substantial resources.

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

ENVIRONMENTAL

     deCODE's research facilities and laboratory are located in Reykjavik, Iceland. We operate under applicable Icelandic and European Union laws and standards, with which we believe that we comply, relating to environmental, hazardous materials and other safety matters. Our research and manufacturing activities involve the generation, use and disposal of hazardous materials and wastes, including various chemicals and radioactive compounds. These activities are subject to standards prescribed by Iceland and the EU. We do not believe that compliance with these laws and standards will have any material effect upon our capital expenditures, earnings or competitive position, nor that we will have any material capital expenditures for environmental control facilities for the remainder of this fiscal year or any succeeding fiscal year.

     MediChem's activities involve the controlled use of hazardous materials. We are subject to U.S. federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that MediChem's activities currently comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources. In addition, there can be no assurance that we will not be required to incur significant costs to comply with environmental laws and regulations in the future.

EMPLOYEES

     As of December 31, 2001, we had approximately 592 employees, of whom approximately 566 were employed full-time, 87 held Ph.D. or M.D. degrees and approximately 295 held college degrees. 499 employees were engaged in, or directly supported, research and development activities, of whom 308 worked within the laboratory facilities and 149 held positions associated with the development of informatics. 56 employees were engaged in finance, administrative support and facilities management, and about 37 were engaged in other support functions such as Business Development, Legal, Communications, Human Resources and Clinical Collaboration. In addition, we utilized part-time employees and outside contractors and consultants as needed and plan to continue to do so. We anticipate continuing growth in recruitment in 2002.

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

DECODE MAY NOT ACHIEVE THE BENEFITS IT EXPECTED FROM THE ACQUISITION OF MEDICHEM, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON DECODE'S BUSINESS, FINANCIAL AND OPERATING RESULTS

     deCODE acquired MediChem with the expectation that the acquisition would result in benefits to it arising out of the combination of deCODE's unique population genomics approach to identifying novel targets in major therapeutic areas with MediChem's high-throughput integrated chemistry platform to facilitate drug discovery and development. These benefits may include operational efficiencies resulting from synergies between the companies and greater sales levels due to increases in product offerings and consolidation of sales and marketing expertise, among others. To realize any benefits from the acquisition, deCODE will face the following post-acquisition challenges:

     - integrating the complementary competencies of MediChem's chemistry research platform and deCODE's gene discovery capabilities;

     - retaining and assimilating the management and employees of each company;

     - developing new products that utilize the assets and resources of both companies;

     - retaining existing customers, strategic partners and suppliers of each company;

     - realizing expected cost savings and synergies from the acquisition; and

     - developing and maintaining uniform standards, controls, procedures, policies and information systems.

     If deCODE is not successful in addressing these and other challenges, then the benefits of the acquisition will not be realized and, as a result, deCODE's operating results and the market price of deCODE's common stock may be adversely affected. These challenges, if not successfully met by deCODE, could result in possible unanticipated liabilities, unanticipated costs, diversion of management attention and loss of personnel. deCODE cannot assure you that it will successfully integrate MediChem's business or profitably manage the combined company. Further, deCODE cannot assure you its the growth rate after the acquisition will equal the historical growth rates experienced by deCODE before the acquisition.

IF THE COSTS ASSOCIATED WITH THE MEDICHEM ACQUISITION EXCEED THE BENEFITS, DECODE MAY EXPERIENCE ADVERSE FINANCIAL RESULTS, INCLUDING INCREASED LOSSES

     deCODE will incur consolidation and integration expenses which it cannot accurately estimate at this time. Actual transaction costs may substantially exceed deCODE's current estimates and may affect its financial condition and operating results negatively. If the benefits of the acquisition do not exceed the costs associated with the acquisition, including any dilution to deCODE's stockholders resulting from the issuance of shares in connection with the acquisition, deCODE's financial results could be adversely affected, including increased losses.

THE MARKET PRICE OF DECODE'S COMMON STOCK MAY DECLINE AS A RESULT OF THE MEDICHEM ACQUISITION

     The market price of deCODE's common stock may decline as a result of the acquisition for a number of reasons, including if:

     - the integration of deCODE and MediChem is not completed in a timely and efficient manner;

     - deCODE does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts; or

     - the effect of the acquisition on deCODE's financial results is not consistent with the expectations of financial or industry analysts.

UNCERTAINLY REGARDING THE EFFECTS OF THE MEDICHEM ACQUISITION COULD CAUSE DECODE'S CUSTOMERS OR STRATEGIC PARTNERS TO DELAY OR DEFER DECISIONS

     deCODE's and/or MediChem's customers and strategic partners, in response to the acquisition, may delay or defer decisions, which could have a material adverse effect on deCODE's business.

DECODE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM ANY PRODUCTS OR SERVICES

Discovery Services

     deCODE is still in the early stages of its gene discovery programs. deCODE uses its technology and research capabilities primarily to identify genes or gene fragments that are responsible for certain diseases, indicate the presence of certain diseases or cause or predispose individuals to certain complex diseases. Although deCODE has identified some genes that it believes are likely to cause certain diseases, deCODE may not be correct and may not be successful in identifying any other similar genes. Many experts believe that some of the diseases deCODE is targeting are caused by both genetic and environmental factors. Even if deCODE identifies specific genes that are partly responsible for causing diseases, any gene-based therapeutic or diagnostic products may not detect, prevent or cure a particular disease. Accordingly, even if deCODE is successful in identifying specific genes, its discoveries may not lead to the development of commercial products.

     Any pharmaceutical products that deCODE or its collaborators are able to develop will fail to produce revenues unless deCODE:

     - establishes that they are safe and effective;

     - successfully competes with other technologies and products;

     - does not infringe on the proprietary rights of others;

     - establishes that they can be manufactured in sufficient quantities at reasonable costs;

     - can market them successfully; and

     - can maintain the goodwill and receive the cooperation of the Icelandic population.

     deCODE may not be able to meet these conditions. deCODE expects that it will be years, if ever, before it will recognize revenue from the development of therapeutic or diagnostic products.

Database Services

     deCODE received a license to create and operate the Icelandic Health Sector Database, or the Database License, in January 2000, and deCODE is still in the early stages of developing this database and the deCODE Combined Data Processing system, a tool which, subject to ongoing compliance with regulatory requirements, will cross-reference genealogical records, data from the Icelandic Health Sector Database and genotypes of consenting participants. deCODE expects it will be several years before it fully develops the deCODE Combined Data Processing system. deCODE will devote substantial resources to the development of these systems and their components for the foreseeable future. Database Services include the Clinical Genome Miner which contains tools to discover or validate disease linked genes based on non-personally identifiable genotypic, genealogical and phenotypic data. deCODE cannot be sure that marketing the Clinical Genome Miner will lead to collaborations with potential clients nor that the deCODE Combined Data Processing system will result in marketable products or services. Although deCODE's intended method for cross-referencing genealogical, genotypic and healthcare data is central to the development of the deCODE Combined Data Processing system, it is unproven.

     The success of deCODE's database services depends on its ability to:

     - create database and cross reference software that is free from design defects or errors;

     - obtain the cooperation of the Icelandic healthcare system;

     - obtain blood samples from Icelanders and their consent to use their genotypic data;

     - effectively use the information derived from the deCODE Combined Data Processing system in disease management, analysis of drug response, gene discovery and drug target validation; and

     - develop marketing and pricing methods that the intended users of the deCODE Combined Data Processing system will accept.

     deCODE's development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database. As of December 31, 2001, approximately 7% of the population has exercised their rights to exclude their medical records from the database. Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in deCODE's programs could diminish its ability to develop and market information based on the use of genotypic data. If deCODE fails to successfully commercialize its database services, it will not realize revenues from this part of its business.

Healthcare Informatics

     Only deCODE has tested its bioinformatics and privacy protection products. These products may not meet the needs of potential customers. deCODE is at a very early stage of development of its medical decision-support systems for healthcare providers. deCODE has generated little revenues from sales or licenses of bioinformatics, decision-support or privacy protection products. To date, deCODE has not produced any decision-support tools. deCODE cannot assure you that it can successfully develop or commercialize medical decision-support systems or that there will be a market for its bioinformatics, decision-support or privacy protection products.

MediChem Services

     Development and commercialization of potential drug candidates depend not only on the achievement of research objectives by MediChem and its collaborators, but also on each of MediChem's client's own financial, competitive, marketing and strategic considerations and regulatory requirements imposed by governmental and other regulatory entities in the U.S. and other countries, all of which are beyond deCODE's control. Given the uncertainties inherent in the drug discovery and development process, deCODE's ability to realize revenues from the drug discovery and developmental business is highly speculative.

IF DECODE CONTINUES TO INCUR OPERATING LOSSES LONGER THAN ANTICIPATED, OR IN AMOUNTS GREATER THAN ANTICIPATED, IT MAY BE UNABLE TO CONTINUE ITS OPERATIONS

     deCODE incurred a net loss of $47,838,471 for the year ended December 31, 2001 and has an accumulated deficit of $158,592,171 at December 31, 2001. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, other recent collaborations and interest revenues. deCODE must increase its expenditures substantially over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner Service, the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. As a result, deCODE expects to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of operating losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.

IF DECODE'S ASSUMPTION ABOUT THE ROLE OF GENES IN DISEASE IS WRONG, IT MAY NOT BE ABLE TO DEVELOP USEFUL PRODUCTS

     The products deCODE hopes to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists to better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. Of the products that exist, all are diagnostic products. To date, deCODE knows of no therapeutic products based on disease gene discoveries. If deCODE's assumption about the role of genes in the disease process is wrong, its gene discovery programs may not result in products, the genetic data included in its database and informatics products may not be useful to its customers and those products may lose any competitive advantage.

IF DECODE IS NOT ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET ITS EXPANDING CAPITAL REQUIREMENTS, DECODE MAY BE FORCED TO REDUCE OR TERMINATE ITS RESEARCH PROGRAMS AND PRODUCT DEVELOPMENT

     deCODE has spent substantial amounts of cash to fund its research and development activities and expects to spend substantially more over the next several years for research and development activities. deCODE expects to use cash to expand its research and development activities, develop the Clinical Genome Miner, construct the Icelandic Health Sector Database and the deCODE Combined Data Processing system, collect the genotype data, develop healthcare informatics products and conduct drug discovery and developmental activities. Many factors will influence its future capital needs, including:

     - the number, breadth and progress of its discovery and research programs;

     - its ability to attract customers;

     - its ability to commercialize its discoveries and the resources it devotes to commercialization;

     - the amount it spends to enforce patent claims and other intellectual property rights; and

     - the costs and timing of regulatory approvals.

deCODE intends to rely on Roche and other existing and future collaborators for significant funding of its research efforts. In addition, deCODE may seek additional funding through public or private equity offerings and debt financings. deCODE may not be able to obtain additional financing when it needs it or the financing may not be on terms favorable to deCODE or its stockholders. Stockholders' ownership will be diluted if deCODE raises additional capital by issuing equity securities.

     If deCODE raises additional funds through collaborations and licensing arrangements, it may have to relinquish rights to some of its technologies or product candidates, or grant licenses on unfavorable terms. If adequate funds are not available, deCODE would have to scale back or terminate its discovery and research programs and product development.

DECODE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT ITS BUSINESS STRATEGY REQUIRES AND THE RELATIONSHIPS MAY LEAD TO DISPUTES OVER TECHNOLOGY RIGHTS

     deCODE must form research collaborations and licensing arrangements with several partners at the same time to operate its business strategy. deCODE currently has only six substantial collaborative relationships, including two with Roche. To succeed, deCODE will have to maintain these relationships and establish additional collaborations. deCODE cannot be sure that it will be able to establish the additional research collaborations or licensing arrangements necessary to develop and commercialize products using its technology or that it can do so on terms favorable to deCODE. If deCODE's collaborations are not successful or deCODE is not able to manage multiple collaborations successfully, its programs will suffer. If deCODE increases the number of collaborations, it will become more difficult to manage the various collaborations successfully and the potential for conflicts among the collaborators will increase.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY

     deCODE is dependent on collaborators for the pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products that result from its technology. deCODE's agreements with collaborators typically allow them significant discretion in electing whether to pursue such activities. deCODE cannot control the amount and timing of resources collaborators will devote to its programs or potential products.

AGREEMENTS WITH COLLABORATORS MAY HAVE THE EFFECT OF LIMITING THE AREAS OF RESEARCH THAT IT MAY PURSUE EITHER ALONE OR WITH OTHERS

     deCODE's arrangements may place responsibility for key aspects of information technology product development and marketing on its collaborative partners. If deCODE's collaborators fail to perform their obligations, deCODE's information technology products could contain erroneous data, design defects, viruses or software defects that are difficult to detect and correct and may adversely affect its revenues and the market acceptance of its products. deCODE's collaborators may stop supporting its products or providing services to it if they develop or obtain rights to competing products. Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between deCODE's collaborators and deCODE could lead to delays in the collaborative research, development or commercialization of products. Such disagreements could also result in litigation or require arbitration to resolve.

DECODE'S CURRENT FACILITIES AND STAFF ARE INADEQUATE FOR COMMERCIAL PRODUCTION AND DISTRIBUTION OF PRODUCTS

     If deCODE chooses in the future to engage directly in the development, manufacturing and marketing of certain products, it will require substantial additional funds, personnel and production facilities.

BECAUSE REVENUES ARE CONCENTRATED, THE LOSS OF A SIGNIFICANT CUSTOMER WOULD HARM ITS BUSINESS

     Historically, a substantial portion of deCODE's and MediChem's revenue has been derived from contracts with a limited number of significant customers. deCODE's largest customer, Roche, accounted for approximately 80% of its consolidated revenue in 2001. MediChem's ten largest customers accounted for approximately 71% of its total contract revenues in 2001. The loss of any significant customer would significantly lower deCODE's revenues and affect deCODE's progression to profitability.

DECODE'S RELIANCE ON THE ICELANDIC POPULATION MAY LIMIT THE APPLICABILITY OF ITS DISCOVERIES TO CERTAIN POPULATIONS

     The genetic make-up and prevalence of disease generally varies across populations around the world. Common complex diseases generally occur with a similar frequency in Iceland and other western countries. However, the populations of other western nations may be genetically predisposed to certain diseases because of mutations not present in the Icelandic population. As a result, deCODE and its partners may be unable to develop diagnostic and therapeutic products that are effective on all or a portion of the people with such diseases. Any difference between the Icelandic population and other populations may have an effect on the usefulness of the Icelandic Health Sector Database and the Clinical Genome Miner in studying populations outside of Iceland. For deCODE's business to succeed, it must be able to apply discoveries that it makes on the basis of the Icelandic population to other markets.

DECODE'S CREATION AND OPERATION OF THE ICELANDIC HEALTH SECTOR DATABASE DEPENDS ON ITS DATABASE LICENSE FROM THE ICELANDIC GOVERNMENT AND IS SUBJECT TO SUPERVISION AND REGULATION, WHICH MAY MAKE ITS DEVELOPMENT OF DATABASE PRODUCTS MORE EXPENSIVE AND TIME-CONSUMING THAN DECODE ANTICIPATES

     deCODE's construction and use of the Icelandic Health Sector Database is subject to the stipulations of the Database License. The Database License was granted to deCODE by the Ministry of Health and Social Security of Iceland, or the Health Ministry, pursuant to the Act on the Health Sector Database, no. 139/1998, or the Database Act. The Database License permits the processing of healthcare data from healthcare records and other relevant data into the Icelandic Health Sector Database. deCODE's data collection and use activities will be supervised by the Icelandic Health Sector Database Monitoring Committee, the Data Protection Authority of Iceland and an Interdisciplinary Ethics Committee. In addition, the Icelandic Bioethics Committee will review deCODE's operation of the database. Due to this oversight, deCODE is subject to the following additional risks:

     - the Health Ministry may withdraw the Database License in the event that deCODE violates the terms and conditions of the Database License, the Database Act or its rules;

     - the Icelandic parliament may amend the Database Act in ways which would adversely affect deCODE's ability to develop or market the database;

     - there is no precedent interpreting the Database Act or the rules on which deCODE can rely;

     - deCODE may fail to comply with existing data confidentiality requirements of the Database Act or the Database License, resulting in a loss of the Database License;

     - the Data Protection Authority may modify or impose additional technical requirements covering areas such as data encryption and privacy protection and may require greater technical capabilities than deCODE currently has or able to procure at reasonable cost to deCODE; and

     - the Interdisciplinary Ethics Committee may withdraw permission for any type of research program in the Icelandic Health Sector Database not conducted in accordance with international rules of bioethics.

     Compliance with these requirements can be expensive and time-consuming and may delay or increase the cost of development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system and may limit their usefulness, which may negatively influence the commercial potential of the Processing System. Iceland is subject to both European Free Trade Association and European Union competition and public procurement rules. If it is determined that the Database Act or the Database License breaches such rules, the Database License could be revoked or diluted.

     Even if deCODE is able to successfully create and market the Icelandic Health Sector Database and the deCODE Combined Data Processing system, the Database License will expire in January 2012. There is no assurance that deCODE will obtain further access rights on favorable terms, if at all.

IF DECODE FAILS TO PROTECT CONFIDENTIAL DATA ADEQUATELY, IT COULD INCUR LIABILITY OR LOSE ITS DATABASE LICENSE

     deCODE is required, under the Database Act and the Database License, to encrypt all patient data and to take other actions to ensure the confidentiality of data included in the Icelandic Health Sector Database and to restrict access to it. deCODE must develop the Icelandic Health Sector Database in accordance with the terms regarding technology, security and organizational established by the Data Protection Authority of Iceland. The Database Protection Authority may periodically review and amend such terms in light of new technology or change of circumstances. The customers for deCODE's products also may impose additional confidentiality requirements. deCODE may accidentally disclose confidential data as a result of technical failures or human error by its employees or those of its customers or collaborators. Any failure to comply fully with all confidentiality requirements could lead to liability for damages incurred by individuals whose privacy is violated, the loss of the Database License, the loss of its customers and reputation and the loss of the goodwill and cooperation of the Icelandic population, including healthcare professionals.

IF DECODE IS NOT ABLE TO ENTER INTO AGREEMENTS WITH MORE ICELANDIC HEALTH INSTITUTIONS IN ORDER TO COLLECT DATA, DECODE WILL NOT BE ABLE TO CONSTRUCT AND OPERATE THE ICELANDIC HEALTH SECTOR DATABASE

     deCODE is required by the Database License to enter into agreements with Icelandic health institutions and self-employed health service professionals regarding access to and the processing of information from medical records. To date, deCODE has only entered into agreements with nineteen Icelandic health institutions. deCODE cannot be certain that it will enter into agreements with enough additional health institutions or on terms favorable to it. deCODE's inability to enter into additional agreements on favorable terms or in a timely manner could have material adverse effect on its ability to construct and operate the Icelandic Health Sector Database.

ETHICAL CONCERNS MAY LIMIT DECODE'S ABILITY TO DEVELOP AND USE THE ICELANDIC HEALTH SECTOR DATABASE AND THE DECODE COMBINED DATA PROCESSING SYSTEM AND MAY LEAD TO LITIGATION AGAINST DECODE OR THE ICELANDIC GOVERNMENT

     The Icelandic parliament's passage of the Database Act and the Health Ministry's granting of the Database License have raised ethical concerns in Iceland and internationally. These concerns may lead to litigation in U.S., Icelandic or other national or international courts (for example, on the basis of an alleged breach of the patient-doctor confidentiality, constitutional privacy issues, international conventions dealing with protection of privacy issues or human rights conventions).

     In February 2000, an Icelandic organization known as Mannvernd, or The Association of Icelanders for Ethics in Science and Medicine, and a group of physicians and other citizens issued a press release announcing their intention to file lawsuits against the State of Iceland and any other relevant parties, including deCODE, to test the constitutionality of the Database Act. According to the press release, the lawsuit will allege human rights violations and challenge the validity of provisions of the Database Act. To date no such suit has been brought against deCODE. One lawsuit has been brought in Icelandic courts against the Directorate of Public Health in Iceland challenging the constitutionality of the Database Act. In the event that the Icelandic State by a final judgment is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or the issuance of the Database License, deCODE's agreement with the Health Ministry requires deCODE to indemnify the Icelandic State against all damages and costs incurred in connection with such litigation. In addition, the pendency of such litigation could lead to delay in the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system, and an unfavorable outcome could prevent deCODE from developing and operating the Icelandic Health Sector Database and the deCODE Combined Data Processing system.

DECODE HAS AGREED TO INDEMNIFY AND HOLD HARMLESS THE ICELANDIC GOVERNMENT, WHICH MAY CAUSE DECODE TO INCUR DAMAGES AND MAY LIMIT ITS RIGHT TO TAKE CERTAIN LEGAL ACTIONS AGAINST THE GOVERNMENT

     deCODE is subject to a very extensive indemnity clause in its agreement with the Health Ministry, pursuant to which deCODE has agreed:

     - not to make any claim against the government if the Database Act or the Database License is amended as a result of the Database Act or rules relating to the Icelandic Health Sector Database are found to be inconsistent with the rules of the European Economic Area, or other international rules and agreements to which Iceland is or becomes a party;

     - that if the Icelandic State, by a final judgment, is found to be liable or subject to payment to any third party as a result of the passage of the Database Act and/or issuance of the Database License, deCODE will indemnify the state against all damages and costs in connection with the litigation; and

     - to compensate any third parties with whom the Icelandic government negotiates a settlement of liability claims arising from the Database Act and/or the issuance of the Database License, provided that the Icelandic government demonstrates that it was justified in agreeing to make payments pursuant to the settlement.

CONCERNS REGARDING THE USE OF GENETIC TESTING RESULTS MAY LIMIT THE COMMERCIAL VIABILITY OF ANY PRODUCTS DECODE DEVELOPS

     Other companies have developed genetic predisposition tests that have raised ethical concerns. It is possible that employers or others could discriminate against people who have a genetic predisposition to certain diseases. Concern regarding possible discrimination may result in governmental authorities enacting restrictions or bans on the use of all, or certain types of, genetic testing. Similarly, such concerns may lead individuals to refuse to use genetic tests even if permissible. These factors may limit the market for, and therefore the commercial viability of, products that deCODE's collaborators and deCODE develops.

DECODE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES AND GOVERNMENT AGENCIES IN THE DEVELOPMENT AND MARKETING OF PRODUCTS AND SERVICES

     A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field and deCODE's other areas of business, including database services, healthcare informatics and drug discovery and development, is intense and is expected to increase. deCODE has numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, the United States-funded Human Genome Project and other government-sponsored entities and companies providing healthcare information products. deCODE's collaborators, including Roche, may also compete with deCODE. Many of deCODE's competitors have considerably greater capital resources, research and development staffs and facilities, and technical and other resources than deCODE does, which may allow them to discover important genes before deCODE does. deCODE believes that a number of its competitors are developing competing products and services that may be commercially successful and that are further advanced in development than its potential products and services. To succeed, deCODE, together with its collaborators, must discover disease-predisposing genes, characterize their functions, develop genetic tests or therapeutic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before competitors. Even if deCODE's collaborators or deCODE is successful in developing effective products or services, deCODE's products and services may not successfully compete with those of its competitors. deCODE's competitors may succeed in developing and marketing products and services that are more effective than deCODE's or that are marketed before deCODE's.

     Competitors have established, and in the future may establish, patent positions with respect to gene sequences related to deCODE's research projects. Such patent positions or the public availability of gene sequences comprising substantial portions of the human genome could decrease the potential value of deCODE's research projects and make it more difficult for deCODE to compete. deCODE may also face competition from other entities in gaining access to DNA samples used for research and development purposes.

     deCODE expects competition to intensify as technical advances are made and become more widely known. deCODE's future success will depend in large part on maintaining a competitive position in the genomics field. Others' or deCODE's rapid technological development may result in products or technologies becoming obsolete before deCODE recovers the expenses it incurs in developing them. Less expensive or more effective technologies could make future products obsolete. deCODE cannot be certain that it will be able to make the necessary enhancements to any products it develops to compete successfully with newly emerging technologies.

OTHERS MAY CLAIM INTELLECTUAL PROPERTY RIGHTS TO DECODE'S GENEALOGY DATABASE, WHICH COULD PREVENT DECODE FROM USING SOME OR ALL OF ITS DATABASE AND IMPAIR ITS ABILITY TO DERIVE REVENUES FROM ITS DATABASE AND GENE DISCOVERY SERVICES

     There are other firms and agencies that have prepared, or are currently preparing, genealogy databases similar to the one deCODE has developed. If any parties claim that any of deCODE's databases infringes on their intellectual property rights, deCODE would have to defend against their claim, cease using the infringing property or pay them for the use of the infringing property. Two parties have filed a copyright infringement suit against deCODE in Iceland. They claim to hold copyrights to approximately 100 Icelandic genealogy books and claim that deCODE has used data from these books in the creation of its genealogy database, in violation of their rights. The claimants seek to prevent deCODE's use of its genealogy database. They also seek monetary damages in the amount of approximately 616 million Icelandic kronas. deCODE believes that this suit is without merit and intends to defend it vigorously, but if it were successful it could have a material adverse effect on deCODE's database and gene discovery services.

DECODE MAY NOT BE ABLE TO PROTECT THE PROPRIETARY RIGHTS THAT ARE CRITICAL TO ITS SUCCESS

     deCODE's success will depend on its ability to protect its genealogy database and genotypic data and any other proprietary databases that it develops and its proprietary software and other proprietary methods and technologies. Despite deCODE's efforts to protect its proprietary rights, unauthorized parties may be able to obtain and use information that deCODE regards as proprietary. deCODE's commercial success will depend in part on obtaining patent protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including deCODE's, are generally uncertain and involve complex legal and factual considerations. deCODE cannot be sure that any of its pending patent applications will result in issued patents, that it will develop additional proprietary technologies that are patentable, that any patents issued to deCODE or deCODE's partners will provide a basis for commercially viable products, will provide deCODE with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on deCODE's ability to do business.

     In addition, patent law relating to the scope of claims in the area of genetics and gene discovery is still evolving. There is substantial uncertainty regarding the patentability of genes or gene fragments without known functions. The laws of some European countries provide that genes and gene fragments may not be patented. The Commission of the EU has passed a directive that prevents the patenting of genes in their natural state. The U.S. Patent and Trademark Office initially rejected a patent application by the National Institutes of Health on partial genes. Accordingly, the degree of future protection for deCODE's proprietary rights is uncertain and, deCODE cannot predict the breadth of claims allowed in any patents issued to it to others. deCODE could also incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

     Others may have filed and in the future are likely to file patent applications covering genes or gene products that are similar or identical to deCODE's products. deCODE cannot be certain that its patent applications will have priority over any patent applications of others. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if deCODE is granted patents it cannot be sure that they would be valid and enforceable against third parties. Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. Any legal action against deCODE or its partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting deCODE to potential liability for damages, require deCODE or its partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that its partners or deCODE would prevail in any action or that any license required under any patent would be made available on commercially acceptable terms, if at all. If licenses are not available, its partners or deCODE may be required to cease marketing its products or practicing its methods.

     If expressed sequence tags, single nucleotide polymorphisms, or SNPs, or other sequence information become publicly available before deCODE applies for patent protection on a corresponding full-length or partial gene, deCODE's ability to obtain patent protection for those genes or gene sequences could be adversely affected. In addition, other parties are attempting to rapidly identify and characterize genes through the use of gene expression analysis and other technologies. If any patents are issued to other parties on these partial or full-length genes or gene products or uses for such genes or gene products, the risk increases that the sale of deCODE's or its collaborators' potential products or processes may give rise to claims of patent infringement. The amount of supportive data required for issuance of patents for human therapeutics is highly uncertain. If more data than deCODE has available is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Even with supportive data, the ability to obtain patents is uncertain in view of evolving examination guidelines, such as the utility and written description guidelines that the U.S. Patent and Trademark Office has adopted.

     While deCODE requires employees, academic collaborators and consultants to enter into confidentiality agreements, there can be no assurance that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques, otherwise gain access to our trade secrets or disclose such technology, or that deCODE can meaningfully protect its trade secrets. If the information processed by the deCODE Combined Data Processing system is disclosed without deCODE's authorization, demand for its products and services may be adversely affected.

REGULATORY APPROVALS FOR PRODUCTS RESULTING FROM DECODE'S GENE DISCOVERY PROGRAMS MUST BE OBTAINED OR DECODE WILL NOT BE ABLE TO DERIVE REVENUES FROM THESE PRODUCTS

     Government agencies must approve new drugs and diagnostic products in the countries in which they are to be marketed. deCODE cannot be certain that we can obtain regulatory approval for any drugs or diagnostic products resulting from its gene discovery programs. The regulatory process can take many years and require substantial resources. Because some of the products likely to result from deCODE's disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, various government regulatory authorities may subject such products to substantial additional review. As a result, these authorities may grant regulatory approvals for these products more slowly than for products using more conventional technologies. Furthermore, regulatory approval may impose limitations on the use of a drug or diagnostic product.

     After initial regulatory approval, a marketed product and its manufacturer must undergo continuing review. Discovery of previously unknown problems with a product may have adverse effects on deCODE's business, financial condition and results of operations, including withdrawal of the product from the market.

DECODE'S DEPENDENCE UPON A SINGLE THIRD PARTY FOR SEQUENCING MACHINES MAY IMPAIR ITS RESEARCH PROGRAMS

     deCODE currently uses a single manufacturer to supply the gene sequencing machines that it uses in its gene discovery program and their necessary supplies. While other types of gene sequencing machines are available from other manufacturers, deCODE does not believe that the other machines are as efficient as the machines it currently uses. deCODE cannot be sure that the gene sequencing machines or their necessary supplies will remain available in sufficient quantities at acceptable costs. If deCODE cannot obtain additional supplies for its gene sequencing machines at commercially reasonable rates, or if deCODE is required to change to a new supplier of gene sequencing machines, its gene discovery programs would be adversely affected.

EFFORTS TO REDUCE HEALTHCARE COSTS MAY REDUCE MARKET ACCEPTANCE OF DECODE'S PRODUCTS

     deCODE's success will depend in part on the price and extent to which it will be paid for its products by government and health administration authorities, private health insurers and other third party payors. Reimbursement for newly approved healthcare products is uncertain. Third party payors, including Medicare in the United States, are increasingly challenging the prices charged for medical products and services. They are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. deCODE cannot be certain that any third party insurance coverage will be available to patients for any products deCODE discovers or develops. If third party payors do not provide adequate coverage and reimbursement levels for deCODE's products, the market acceptance of these products may be materially reduced.

     Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If cost containment efforts limit the profits that can be derived from new drugs, deCODE's customers may reduce their research and development spending which could reduce the business they outsource to deCODE.

DECODE'S OPERATIONS MAY BE IMPAIRED UNLESS IT CAN SUCCESSFULLY MANAGE ITS GROWTH

     deCODE has recently experienced significant growth in the number of its employees and the scope of its operations and its facilities, and will continue to grow as a result of the MediChem acquisition. deCODE's management and operations are, and may continue to be, under significant strain due to this growth. To manage deCODE's growth, deCODE must strengthen its management team and attract and retain skilled employees. deCODE cannot be sure that it will be able to retain qualified employees. deCODE's success will also depend on its ability to improve its management information, research information and operational control systems and to expand, train and manage its workforce.

CHANGES IN OUTSOURCING TRENDS AND CONSOLIDATION IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COULD ADVERSELY AFFECT DECODE'S GROWTH

     Economic factors and industry trends that affect deCODE's primary customers, pharmaceutical and biotechnology companies also affect deCODE's business. For example, the practice of many companies in these industries has been to outsource from organizations like deCODE to conduct genetic research, clinical research, sales and marketing projects and chemistry research and development projects. Some industry commentators believe that the rate of growth of outsourcing will trend downward. If these industries reduce their present tendency to outsource those projects, deCODE's operations, financial condition and growth rate could be materially and adversely affected. deCODE also believes it has been negatively impacted by pending mergers and other factors in the pharmaceutical industry, which appear to have slowed decision making by its customers and delayed certain trials. A continuation of these trends would have an ongoing adverse effect on its business. Our ability to generate new business could be impaired by general economic downturns in our customers' industries.

SOME PARTS OF DECODE'S PRODUCT DEVELOPMENT SERVICES CREATE A RISK OF LIABILITY FROM CLINICAL TRIAL PARTICIPANTS AND THE PARTIES WITH WHOM IT CONTRACTS

     deCODE, through its subsidiary Encode ehf., contracts with drug companies to perform a wide range of services to assist them in bringing new drugs to market. deCODE also contracts with physicians to serve as investigators in conducting clinical trials. deCODE's services include:

     - supervising clinical trials;

     - data and laboratory analysis;

     - patient recruitment;

     - acting as investigators in conducting clinical trials; and

     - engaging in Phase I clinical trials.

     If, in the course of these trials or activities:

     - deCODE does not perform its services to contractual or regulatory standards;

     - patients or volunteers suffer personal injury caused by or death from adverse reactions to the test drugs or otherwise;

     - there are deficiencies in the professional conduct of the investigators with whom deCODE contracts;

     - one of deCODE's laboratories inaccurately reports or fails to report lab results; or

     - deCODE's informatics products violate rights of third parties;

then, deCODE would have a risk of liability from the drug companies with whom it contracts or the study participants. deCODE maintains insurance to cover ordinary risks but any insurance might not be adequate, and it would not cover the risk of a customer deciding not to do business with deCODE as a result of poor performance.

USE OF THERAPEUTIC OR DIAGNOSTIC PRODUCTS DEVELOPED AS A RESULT OF DECODE'S PROGRAMS MAY RESULT IN PRODUCT LIABILITY CLAIMS FOR WHICH DECODE HAS INADEQUATE INSURANCE

     The users of any therapeutic or diagnostic products developed as a result of deCODE's discovery or research programs or the use of its database or medical decision-support products may bring product liability claims against deCODE. deCODE currently does not carry liability insurance to cover such claims. deCODE is not certain that its collaborators or it will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. If deCODE cannot protect against potential liability claims, deCODE's collaborators or deCODE may find it difficult or impossible to commercialize products.

DECODE MAY BE UNABLE TO HIRE AND RETAIN THE KEY PERSONNEL UPON WHOM ITS SUCCESS DEPENDS

     deCODE depends on the principal members of its management and scientific staff, including Dr. Kari Stefansson, Chairman, President and Chief Executive Officer, Hannes Smarason, Senior Vice President and Business Officer, and Dr. Jeffrey Gulcher, Vice President, Research and Development, among others, and, since the MediChem acquisition, key management and scientific staff of MediChem. deCODE has not entered into agreements with any of these persons that bind them to a specific period of employment, except that two key employees of MediChem's wholly-owned subsidiary, Emerald BioStructures, Inc., have entered into employment agreements with deCODE for a term of one year. If any of these people leaves deCODE, deCODE's ability to conduct its operations may be negatively affected. deCODE's future success also will depend in part on its ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and deCODE cannot be certain that it will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could have a material adverse effect on deCODE.

     In addition, the success of deCODE's business depends in part on the continued service of key MediChem personnel. Despite deCODE's efforts to retain quality employees, it might lose some of MediChem's key employees. In addition, the acquisition may have caused current and prospective deCODE and/or MediChem employees to experience uncertainty about their future roles with deCODE. This may adversely affect deCODE's ability to attract and retain key management, technical, sales and marketing personnel.

CURRENCY FLUCTUATIONS MAY NEGATIVELY AFFECT DECODE'S FINANCIAL CONDITION

     deCODE publishes its consolidated financial statements in U.S. dollars. Currency fluctuations can affect its financial results because a portion of its cash reserves and its operating costs are in Icelandic kronas. A fluctuation of the exchange rates of the Icelandic krona against the U.S. dollar can thus adversely affect the "buying power" of deCODE's cash reserves and revenues. Most of deCODE's long-term liabilities are U.S. dollar denominated. However, deCODE may enter into hedging transactions if it has substantial foreign currency exposure in the future. deCODE may have increased exposure as a result of investments or payments from collaborative partners.

DECODE'S CONTRACTS MAY BE TERMINABLE UPON SHORT NOTICE

     MediChem's contracts are generally terminable upon 10 to 90 days' notice. deCODE's contracts thus will be subject to termination for numerous reasons, any of which may be beyond its control such as a reduction or reallocation of a customer's research and development budget or a change in a customer's overall financial condition. The loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from a contract, could significantly reduce deCODE's profitability and require it to reallocate under-utilized physical and professional resources.

ITEM 2.  PROPERTIES

     In January 2002, deCODE moved its headquarters and laboratories, to an approximately 150,000 square feet, three-story building owned by us and located on property subject to a 50-year ground lease at Sturlugata 8 Reykjavik, Iceland. Furthermore, we own a total of 28,000 square feet and have leased an additional 3,000 square feet in a building at Krokhals 5, Reykjavik, to house additional laboratory facilities and storage. We also lease approximately 6,500 square feet of office space in Waltham, Massachusetts, for business development and finance, approximately 3,000 square feet at Geirsgata 9, Reykjavik for Encode's operation and maintain a facility for approximately 15 genealogist located in Thverholt 14, Reykjavik.

     MediChem's principal executive offices and discovery laboratories center are located in Woodridge, Illinois, and encompass approximately 100,000 square feet. MediChem has the capability to expand its offices and laboratories to 200,000 square feet. MediChem occupies approximately 50,000 square feet of additional leased office and laboratory space in Lemont, Illinois, which lease expires in October 2003. MediChem also occupies 15,000 square feet of additional laboratory space in Des Plaines, Illinois, which lease runs through October 2002, with an option to lease on a year-to-year basis. At December 31, 2001, three satellite business development offices were leased in South San Francisco, California, for 1,460 square feet, in New London, Connecticut, for 1,630 square feet and in La Jolla Del Mar, California, for 150 square feet. Emerald

BioStructures, a wholly-owned subsidiary of MediChem, operates from an 8,500 square feet leased facility located near Seattle, Washington.

ITEM 3.  LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings except as follows:

     In January 2000, Thorsteinn Jonsson and Genealogia Islandorum hf., the alleged holders of copyrights to approximately 100 books of genealogical information, commenced an action against us in the District Court of Reykjavik in Iceland. They allege that our genealogy database infringes their copyrights and seek damages in the amount of approximately 616 million Icelandic kronas and a declaratory judgment to prevent us from using the allegedly infringing data. We believe the suit is without merit and intend to defend this action vigorously; however, the ultimate resolution of this matter cannot yet be determined.

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

     In April 2000, Ernir Snorrason, an original stockholder of deCODE, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that we improperly exercised an option to repurchase 256,637 shares of common stock that we issued to Mr. Snorrason in 1996 pursuant to a Founders' Stock Purchase Agreement and seeking an order requiring us to recognize Mr. Snorrason as the owner of these shares. In June 2001, the parties settled the matter without admission or adjudication of any issue of fact or law and 166,814 shares of our common stock were issued to Mr. Snorrason for $0.001 per share, the par value, with the resulting loss ($1,292,642) being recorded as a general and administrative expense at that time.

     Although we have not yet been served with copy of the complaint, management is aware that on December 6, 2001, a purported class action alleging violations of federal securities laws was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock. The complaint names us, two of our current executive officers (the "Individual Defendants"), and the two lead underwriters (the "Underwriter Defendants") for our initial public offering in July 2000 (the "IPO") as defendants.

     The plaintiff alleges violations of Section 11 of the Securities Act of 1933 against us and the Individual Defendants, violations of Section 15 of the Securities Act of 1933 against the Individual Defendants and violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against the Underwriter Defendants. Generally, the complaint alleges that the Underwriter Defendants: (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the shares of our stock sold in the IPO and (ii) entered into agreements with customers whereby the Underwriter Defendants agreed to allocate shares of our stock sold in the IPO to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices. The complaint further alleges that the prospectus incorporated into the registration statement for the IPO was materially false and misleading in that it failed to disclose these arrangements. The suit seeks unspecified monetary and recissionary damages and certification of a plaintiff class consisting of all persons who purchased shares of our common stock from July 7, 2000 to December 6, 2000.

     We are aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before Honorable Judge Shira
A. Scheindlin.

     We believe that the allegations against us and our officers are without merit and we intend to contest them vigorously. The litigation is, however, in the preliminary stage, and we cannot predict its outcome and the ultimate effect, if any, on our financial condition. In addition, it is possible that further lawsuits alleging substantially similar claims will be filed against us and our officers. If we are required to pay significant monetary damages as a result of such litigation, our business could be significantly harmed. Even if such suit or suits conclude in our favor, we may be required to expend significant funds to defend against the allegations. We are unable to estimate the range of possible loss from the litigation and no amounts have been provided for such matters in our financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market and the EASDAQ Market under the symbol "DCGN" since July 17, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:

2000                                                           HIGH      LOW
----                                                          ------    ------
Third Quarter (commencing July 17, 2000)....................  $31.50    $22.00
Fourth Quarter..............................................  $26.63    $ 8.94
2001
----
First Quarter...............................................  $11.25    $ 6.56
Second Quarter..............................................  $15.15    $ 5.28
Third Quarter...............................................  $12.25    $ 5.75
Fourth Quarter..............................................  $10.60    $ 5.92

     As of March 22, 2002, there were 5,876 holders of record of the Common Stock, with beneficial stockholders in excess of such amount. On March 22, 2002, the last sale price reported on the Nasdaq National Market for the Common Stock was $5.79 per share.

     On November 15, 2001, we issued 94,444 shares of our common stock to Medical Science Partners II, L.P. upon the net exercise of a warrant for 100,000 shares with an exercise price of $1.00 per share. The issuance of these securities was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving any public offering. The transferee made appropriate representations as part of the settlement and had, or had access to, adequate information about deCODE. Appropriate legends are affixed to the stock certificate that was issued.

     We commenced an initial public offering of our common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to us after deduction of expenses were approximately $182.0 million. Through December 31, 2001, we have used approximately $120.4 million dollars of the proceeds as follows:

Discovery and research programs.............................  $ 61.0
ABI Prism 3700 DNA Analyzers................................    13.1
Construction of executive office and laboratory
  facilities................................................    23.7
Construction of other laboratory facilities.................     2.7
Computer equipment..........................................     3.0
Other laboratory equipment..................................     4.3
Other property and equipment................................     0.9
General and administrative activities.......................     9.5
Installment payments on capital lease obligations...........     1.8
Interest....................................................     0.4
                                                              ------
                                                              $120.4
                                                              ======

     Pending use, we have invested the remaining proceeds primarily in U.S. dollar denominated money market, checking and other accounts but also partly in Icelandic krona denominated accounts.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The consolidated statement of operations data for the fiscal years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 are derived from consolidated financial statements included elsewhere in this Annual Report that have been audited by PricewaterhouseCoopers ehf., independent auditors. The consolidated statement of operations data for the fiscal years ended December 31, 1997 and 1998 and the consolidated balance sheet data at December 31, 1997, 1998 and 1999, are derived from statements that have been audited by PricewaterhouseCoopers ehf. and are not included in this Annual Report. Historical results are not necessarily indicative of future results.

                                                                         AS OF DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  1997           1998           1999           2000           2001
                                               -----------   ------------   ------------   ------------   ------------
Revenue......................................  $         0   $ 12,705,000   $ 16,591,485   $ 21,545,656   $ 31,550,626
Operating expenses
    Research and development.................    6,080,096     19,282,364     33,213,557     45,742,081     71,796,515
    General and administrative...............    1,967,684      4,893,202      8,220,758     15,373,223     12,402,283
                                               -----------   ------------   ------------   ------------   ------------
Total operating expenses.....................    8,047,780     24,175,566     41,434,315     61,115,304     84,198,798
                                               -----------   ------------   ------------   ------------   ------------
Operating loss...............................   (8,047,780)   (11,470,566)   (24,842,830)   (39,569,648)   (52,648,172)
Interest Income..............................      163,076        922,230      2,187,695      8,866,604      6,925,135
Other non-operating income and (expense),
  Net........................................     (171,537)      (359,894)    (1,133,312)      (415,459)    (2,115,434)
Taxes........................................            0              0              0              0              0
                                               -----------   ------------   ------------   ------------   ------------
Net loss.....................................   (8,056,241)   (10,908,230)    23,788,447)   (31,118,503)   (47,838,471)
                                               -----------   ------------   ------------   ------------   ------------
Accrued dividends and Amortized discount on
  preferred stock(2).........................     (620,385)    (2,571,523)    (7,542,787)    (7,540,879)             0
Premium on repurchase of preferred stock.....            0              0    (30,887,044)             0              0
                                               -----------   ------------   ------------   ------------   ------------
Net loss available to common
  stockholders(2)............................  $(8,676,626)  $(13,479,753)  $(62,218,278)  $(38,659,382)  $(47,838,471)
                                               ===========   ============   ============   ============   ============
Basic and diluted net loss per share.........  $     (3.85)  $      (3.06)  $      (9.65)  $      (1.63)  $      (1.08)
Shares used in computing basic and diluted
  net loss per share(1)(2)...................    2,254,413      4,400,576      6,446,055     23,671,113     44,289,911
Other non-GAAP Financial Data:
Pro forma basic and diluted net loss per
  share(3)...................................                               $      (0.86)  $      (0.85)
Shares used in computing pro forma basic and
  diluted net loss per share(3)..............                                 27,559,365     36,483,034

                                                                        AS OF DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                 1997           1998           1999           2000           2001
                                              -----------   ------------   ------------   ------------   ------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $ 2,714,225   $ 25,075,844   $ 29,845,664   $194,144,688   $153,061,132
Total assets................................    6,770,492     38,540,115     80,526,534    248,900,567    256,359,169
Total long-term liabilities.................    1,331,156      6,946,330      5,471,054      3,519,114     46,278,564
Redeemable, convertible preferred
  stock(2)..................................   12,603,990     43,158,079    121,589,367              0              0
Total stockholders' equity (deficit)(2).....   (9,907,939)   (18,222,123)   (72,772,138)   216,269,166    175,341,933
                                              -----------   ------------   ------------   ------------   ------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     We are developing three avenues of commercialization: Discovery Services, Database Services and Informatics related to analysis of human genome data and healthcare. The Discovery Services focus on gene and drug target discovery, the development and marketing of DNA-based diagnostics for major diseases and pharmacogenomics, or the discovery of genes related to drug response. Database Services include the Clinical Genome Miner, containing tools to discover or validate disease-linked genes based on non-personally identifiable genotypic, genealogical and phenotypic data. In addition, deCODE intends to construct and commercialize the Icelandic Health Sector Database and the deCODE Combined Data Processing system. The Icelandic Health Sector Database contains non-personally identifiable data from Icelandic healthcare records, and the deCODE Combined Data Processing system allows cross-referencing of data from the Icelandic Health Sector Database with genealogical and genotypic data. Informatics will encompass the building of tools for computerized analysis of healthcare data and of genetic and disease related data, as well as software relating to computer security, privacy protection and encryption.

     We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2001 we had an accumulated deficit of $158,592,171. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our commercialization of discovery efforts, technology development and construction of database services and informatics. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.

COLLABORATIONS AND ALLIANCES

     In February 1998, we entered into a research collaboration and cross-license agreement with F. Hoffmann-La Roche, or Roche, regarding research into the genetic causes of twelve diseases. Under the terms of the agreement, Roche has made equity investments and funded gene discovery programs in the twelve diseases through January 2002 when the term of the agreement expired.

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

     In December 2001, we formed a pharmacogenomics alliance with Pharmacia Corporation to identify the role of genetics in the development of advanced forms of heart disease. Under the agreement, we will employ our population resources and Clinical Genome Miner discovery system to find genetic markers that can be used to identify patients who are highly predisposed to progressing from an early to an advanced form of heart disease. If the results of the first phase are encouraging, Pharmacia has the option to use the genetic markers as the basis for clinical trials of cardiovascular drugs under development at Pharmacia. We will receive contract fees as part of the first phase of this agreement and, in addition, royalties on sales of diagnostic tests as well as royalties on potential sales of cardiovascular drugs should Pharmacia exercise its licensing options in the alliance.

     In January 2002, we entered into a new Collaboration and Cross-License Agreement with Roche. This new, three-year alliance leverages our expanding capabilities in drug discovery into developing novel treatments for common diseases. Under this new alliance, Roche will provide research funding for a minimum of the next two years for us to conduct downstream research in a selection of four diseases, with the goal of using the targets identified to discover and develop new therapeutic compounds and to take these compounds into clinical trials. Also, we will receive development and regulatory approval milestone payments for therapeutic drug compounds developed pursuant to the agreement as well as royalties on Roche's sales of drugs developed under the agreement. Additionally, we will pay Roche royalties should we develop and market drugs for certain common diseases.

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

ACQUISITION OF MEDICHEM

     In March 2002, we acquired MediChem Life Sciences, Inc. in a stock-for-stock exchange to be accounted for as a purchase transaction. The acquisition gives us capabilities in chemistry and structural proteomics that will be used in the implementation of its strategy of turning its targets identified by applying population genomics to common diseases into novel drugs for the market. Building upon the acquisition of MediChem, we will be creating an integrated biopharmaceutical company capable of bringing our own targets into proprietary drug discovery. Through the acquisition we added approximately 160 new employees and facilities in Illinois and Washington.

     In the first quarter of 2002, we will record the transaction as a purchase for accounting purposes and allocate the purchase price (approximately $86.7 million), based upon independent valuations, to the assets purchased and liabilities assumed based upon their respective fair values. We will allocate the excess of the purchase price over the estimated fair market value of net tangible assets acquired to identified intangibles, including developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. Based upon a preliminary review, we estimate the charge to earnings for acquired in-process research and development to be approximately $0.5 million and the annual amortization charge for other identifiable intangibles to amount to approximately $1.2 million. Also based on this preliminary review, we estimate resulting goodwill will be approximately $58.3 million. The amount allocated to identified intangibles will be determined upon the completion of independent appraisals and, therefore, may differ from our current estimate.

     Our consolidated financial statements will include the cash flows and results of MediChem from March 18, 2002 and the integration of MediChem will impact our results of operations and our financial position. With MediChem, our revenues will increase but our operating expenses and likely our net losses will also increase. In addition, we expect to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact our results of operations and financial condition is largely dependant upon how quickly and in what proportion MediChem's capacity is brought to bear on our in-house programs and how much of their existing contract services business is maintained and developed.

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

     We intend to invest in discovery services, database services and healthcare informatics, and expect to report net losses for the next several years. If the costs of these investments are greater than anticipated, or if they take longer to complete, or if losses are incurred from strategic investments, we may incur losses for a longer period of time.

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

     Our operating results through December 31, 2001 reflect the expenses incurred in our gene discovery activities, partly offset by the revenues received pursuant to our research and development collaborations with Roche and other recent collaborations in connection with these activities. We will continue these activities, but our operating results will also reflect the substantial costs we expect to incur in building technology and services for the Clinical Genome Miner and commencing the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system. While we intend to enter into collaborations to help fund and develop the these database services, until we do so there will be no revenue from our database service activities to offset against these costs.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to collaborative arrangements, property and equipment, income taxes, litigation and other contingencies, materials and supplies, derivatives, intangible assets, and bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The impact and any associated risks related to these and our other accounting policies on our business or operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please refer to our notes to the Consolidated Financial Statements. There can be no assurance that actual results may not differ from the estimates referred to above.

     Collaborations and Revenue. Our collaborative arrangements and the recognition of revenue in such arrangements is the accounting policy most critical to us. We have formed and will continue to form strategic alliances with collaborative partners. These agreements will consist of a variety of disease-focused programs under which we have or will conduct research funded by our partners, form alliances that combine the transfer of intellectual property with collaborative research and/or development in respect of a specific disease, therapeutic or diagnostic approach, and license intellectual property developed as a result of our proprietary research and development.

     Currently a substantial portion of our revenues relate to funded research collaborations. Under these arrangements, we perform research in a specific disease area or disease areas aimed at discoveries leading to novel pharmaceutical and diagnostic products. These arrangements generally have fixed terms and renewal periods specific to each agreement. Under these agreements we are entitled to receive committed payments for which we recognize revenue over the term of the associated contract, inclusive of renewal periods to which the company is contractually bound.

     In addition, we generally receive contractually agreed milestone payments upon the achievement of specific research and product development milestones. We recognize milestones when acknowledgement of having achieved applicable performance requirements is received. Upon notification of the achievement of the milestone a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized, with the remainder recognized as services are performed (generally straight-line) over the remaining estimated term of the collaboration.

     We record revenue earned from our research contracts in accordance with the applicable performance requirements and terms of our various contracts; that is, when payment becomes contractually due. Revenue is generally recorded as contract research costs are incurred, including the percentage of completion basis, for non-refundable up-front fees or upon the achievement of milestones. "Revenue recorded" is a focal metric for us as it is, we believe, an important measure of value we create in a given reporting period. As such, we discuss both revenue recognized under GAAP in our income statement and revenue recorded to our balance sheet in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report.

     Given the nature of some of our contractual obligations, we may invoice in advance of the work being completed or we may be required to recognize revenue under GAAP in advance of being contractually permitted to invoice for our services. Revenue invoiced in advance of satisfying the applicable criteria for revenue recognition remains as deferred revenue in our balance sheet at any reporting date and then is recognized a revenue as we provide the related services. Revenue recognized prior to the time we are contractually entitled to invoice is reported as unbilled costs and fees. In considering whether to recognize unbilled revenues we assess the likelihood of successfully fulfilling our obligations under the arrangement as well as the risk of collection. However, to date there have been no losses recorded with respect to such contracts.

     We are also entitled to royalties or profit sharing under the terms of our agreements. Due to the extended time period for the development and commercialisation of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts.

     Although we currently depend upon funded research arrangements for a significant portion of our revenue, we are increasing our investment in proprietary research and we will incur the costs of such research. In the near term, this will require us to continue to make significant investments to expand our in-house capabilities for downstream development which we believe will better position us capture the most value to us in our discoveries. As we identify promising discoveries for further development, we may choose to continue the development ourselves into and through clinical trials, regulatory clearances and manufacture, distribution and marketing. In other cases we are or will be working to varying degrees with partners.

     This shift from primarily funded research activities to more proprietary research activities will, we believe, increase the potential reward to us from our research. In doing so, we may trade-off and amount of revenue guaranteed for the short-term -- i.e., research funding -- that would go to support these activities. We have undertaken this shift with the view of increasing our stake in the long-term value of our discoveries.

     Other. We consider certain other accounting matters related to property and equipment, foreign exchange transactions, income taxes and litigation and other contingencies to also be important policies for us.

     - Property and Equipment. Our property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. We periodically review property and equipment for potential impairments and to assess whether their service lives have been affected by continued technological change and development. For example, in 2001 we reduced the service lives of our gene sequencing machines from five years to four years to better reflect our estimate of the service lives of these machines. The change resulted in an increase to depreciation expense of $1.4 million in 2001. Should we determine that the pace of technological change or other matters dictate that we change the estimated service lives of other of our assets, there will be an impact on depreciation expense from the date of the change. Should we determine that there has been an impairment of our fixed assets, goodwill or other intangible assets we would suffer an increase to our net loss or a reduction of our net income in the period such a determination is made.

     - Foreign exchange transactions. Our functional currency is the U.S. dollar. However, in light of the significance of our operations outside the United States, an important element of our cost base is or will be denominated in Icelandic krona, including much of our payroll and other operating expenses and some of our recent long-term borrowings. To manage our exposure to fluctuations in exchange rates, we have entered into and will likely continue to enter into derivative instruments to hedge our exposure to such fluctuations.

     - Income Taxes. The preparation of financial statements requires us to evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets resulting from deductible operating losses and other items. Due to primarily to our history of operating losses and the expectation that such losses will continue into the foreseeable future, we have concluded that currently there is insufficient positive evidence exists to justify the recognition of our net deferred tax assets in our balance sheet. Although there can be no assurance that losses generated to date will be used to offset future taxable income, an adjustment to the valuation of our current net deferred tax assets in the future would increase income in the period that we made a determination that such an adjustment was appropriate.

       Income tax in Iceland is payable in Icelandic krona. Consequently, the US dollar value of our net operating loss carryforwards and other deferred tax assets and liabilities is subject to fluctuations in exchange rates. Such fluctuations over time may increase or reduce the reported US dollar balance of our deferred tax assets and liabilities, and there would be a corresponding gain or loss reported in our income statement.

     - Litigation and Other Contingencies. We consider litigation and other claims and potential claims or contingencies in preparing our financial statements under generally accepted accounting principles. We maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimated. We base our accruals on information available at the time of such determination. Although we are party to litigation and other actual or potential claims, our legal counsel and we are unable to estimate the probability of an unfavourable outcome or estimate any resulting loss. Consequently, we have not included an accrual for such costs in our financial statements. Changes or developments in the relevant action or our strategy in such proceedings could materially affect our results of operations for any particular quarterly or annual period. Since the recognition of a loss is dependent upon factors not completely in the control of management, timing of a charge, if any, is difficult to predict with certainty.

RESULTS OF OPERATIONS

     Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the timing and composition of funding under our various collaborative agreements, as well as the progress of our own research and development efforts and how quickly and in what proportion MediChem's capacity is brought to bear on our in-house programs. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, reliance on the license to create and run the Icelandic Health Sector Database, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

     Revenues.  The following is a summary of deferred revenue:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1999           2000           2001
                                              -----------    -----------    -----------
Revenue recorded during the year ended......  $17,674,818    $23,712,322    $40,292,874
Revenue recognized during the year ended....  (16,591,485)   (21,545,656)   (31,550,626)
                                              -----------    -----------    -----------
                                                1,083,333      2,166,666      8,742,248
Deferred revenue at beginning of year.......    1,155,000      2,238,333      4,404,999
                                              -----------    -----------    -----------
Deferred revenue at end of year.............  $ 2,238,333    $ 4,404,999    $13,147,247
                                              ===========    ===========    ===========

     Our revenues increased to $31,550,626 for the year-ended December 31, 2001 as compared to $21,545,656 and $16,591,485 for the years ended December 31, 2000 and 1999, respectively. Revenues attributable to our research collaboration agreement with Roche were $25,158,038 for the year ended December 31, 2001 as compared $20,693,333 and $15,776,667 for the years ended December 31, 2000 and 1999, respectively. The $10,004,970 or 46% increase in total revenues from 2000 to 2001 principally results from the recognition of revenue from new milestone achievements under our 1998 research collaboration with Roche but also from the new diagnostics collaboration with Roche and the joint development and commercialization with ABG. The $4,954,171 or 30% increase in revenues from 1999 to 2000 primarily resulted from new milestones having been achieved under the agreement with Roche in 2000.

     At December 31, 2001, the total amount of deferred research revenue that will be recognized in future periods aggregated $13,147,247. Revenues recorded increased to $40,292,874 for the year-ended December 31, 2001 as compared to $23,712,322 and $17,674,818 for the years ended December 31, 2000 and 1999, respectively. The $16,580,552 or 70% increase in recorded revenues from 2000 to 2001 is principally attributable to our new diagnostics collaboration with Roche and other recent collaborations, but also results from greater milestone achievements under our 1998 research collaboration with Roche. The $6,037,504 or 34% increase in recorded revenues from 1999 to 2000 is principally attributable to greater milestone achievements under the 1998 research collaboration with Roche.

     Research and Development Expenses. Our research and development expenses increased to $71,796,515 for the year-ended December 31, 2001 as compared to $45,742,081 and $33,213,557 for the years ended December 31, 2000 and 1999, respectively. We have continued to expand our research and development operations, including hiring of additional research personnel with the resulting salary and benefits costs, an expansion of our laboratory facilities and equipment acquisitions, and the resulting depreciation, purchase and use of consumables, and our increased research efforts. The $26,054,434 or 57% increase in research and development expenses from 2000 to 2001 is primarily attributable to depreciation on the expanded asset base and increased purchases of consumables in support of, among other things, our new ABI Prism 3700 DNA Analyzers, salaries and contractor services, and the disposal of laboratory equipment. The $12,528,524 or 38% increase in research and development expenses from 1999 to 2000 resulted from depreciation on the expanded asset base and salaries and contractor services and also from license fee costs payable to the Icelandic government, as required by the Icelandic Health Sector Database operating license, that were recorded in the year ended December 31, 2000 but no such costs were recorded in the year ended December 31, 1999 because the license had not yet been issued. We expect to continue to increase research and development spending as we pursue and expand our efforts. We also expect research and development to increase with the establishment of our new subsidiaries, MediChem, Encode, and deCODE Cancer as well as a result of our new diagnostics development contract with Roche, therapeutics development contract with Roche and other recent collaborations.

     General and Administrative Expenses. Our general and administrative expenses were $12,402,283 for the year-ended December 31, 2001 as compared to $15,373,223 and $8,220,758 for the years ended December 31, 2000 and 1999, respectively. Without regard to a $1.3 million of non-cash litigation settlement charge in the year ended December 31, 2001, $3.2 million of stock-based contributions in the year ended December 31, 2000, and stock-based compensation and remuneration charges during all periods, general and administrative expense increased approximately $2.2 million or 28% from 2000 to 2001 and $2.8 million or

60% from 1999 to 2000 as a result of added salaries, contractor services and other general and administrative expenses in the continued expansion of our operations. We expect general and administrative expenses will increase as we continue to build our operations, notably with the inclusion and integration of MediChem into the business.

     Stock-Based Compensation and Remuneration Expense. Stock-based compensation and remuneration expense decreased to $4,650,739 for the year-ended December 31, 2001 as compared to $8,686,507 and $9,045,865 for the years ended December 31, 2000 and 1999, respectively. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

     Interest Income. Our interest income was $6,925,135 for the year-ended December 31, 2001 as compared to $8,866,604 and $2,187,695 for the years ended December 31, 2000 and 1999, respectively. The decrease of $1,941,469 or 22% from 2000 to 2001 is attributable to the decline of prevailing interest rates but also from an overall decrease in our cash balance as we continue to use the proceeds of our initial public offering for operations. The increase of $6,678,909 or 305% from 1999 to 2001 resulted from overall higher cash reserves as a result of our initial public offering.

     Other non-operating income and expense, net. Our other non-operating income and expense, net increased to a net expense of $2,115,434 for the year-ended December 31, 2001 as compared to $415,459 and $1,133,312 for the years ended December 31, 2000 and 1999, respectively. The increase in net other non-operating expense primarily results from foreign exchange losses in the current periods.

     Income Taxes. As of December 31, 2001, we had an accumulated deficit of $158,592,171 and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the years ended December 31, 1999, 2000 or 2001. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2001, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $4.1 million to offset future taxable income in the United States that expire at various dates through 2021. Also, as of December 31, 2001 our foreign subsidiaries had net operating loss carryforwards of approximately $22.0 million that expire in varying amounts beginning in 2004.

     Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $47,838,471 and $1.08 for the year ended December 31, 2001, respectively, as compared to $31,118,503 and $1.63 for the year ended December 31, 2000 and $23,788,447 and $9.65 for the year ended December 31, 2001, respectively. This is an increase of 54% in net loss and a decrease of 34% in basic and diluted net loss per share from 2000 to 2001 and an increase of 31% in net loss and a decrease of 83% in basic and diluted net loss per share from 1999 to 2000. Although net loss has increased in the three years ended December 31, 2001, basic and diluted net loss per share has decreased primarily as a result of the greater number of average shares outstanding as a result of our initial public offering in July 2000.

     Pro Forma Basic and Diluted Net Loss Per Share. Pro forma basic and diluted net loss per share is computed for periods prior to our initial public offering as if the preferred shares had converted into common shares immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share for such periods, net loss has not been increased for the dividends accumulated or discounts on preferred stock amortized during such periods. Basic and diluted net loss per share increased to $1.08 for the year ended December 31, 2001 as compared to pro forma basic and diluted net loss per share of $0.85 and $0.86 for the years ended December 31, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments. For the previous three years, we have received cash of approximately $66 million from collaborative research agreements, $183 million from the issuance of common stock, $76 million from the issuance of preferred stock and warrants, and $44 million from privately placed bonds, bank loans and equipment financing. During 1999, 2000 and 2001 we received total research and development funding of $62 million from Roche. As of December 31, 2001, future funding under terms of our existing agreements is approximately $88 million excluding milestone payments and royalties that we may earn under such collaborations.

     Cash and Cash Equivalents. As of December 31, 2001, we had $167,061,132 in cash and cash equivalents, including part of a bridge loan ($14 million) that is restricted as to its use as of December 31, 2001. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. Inflation has been significant in Iceland during the year ended December 31, 2001 but has not had a material effect on our business.

     Operating Activities. Funds from working capital sources provided $8,249,064 of cash for operating activities for year ended December 31, 2001 as compared to a use of funds of $2,928,466 for the year ended December 31, 2000 and $392,927 provided for the year ended December 31, 1999. As a result, although net loss increased $16,719,968 for the year ended December 31, 2001 as compared to December 31, 2000, net cash used in operating activities increased just $5,345,238 to $21,470,233 in the year ended December 31, 2001 as compared to a use of funds of $16,124,995 in the year ended December 31, 2000.

     Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the year ended December 31, 2001 were $47,680,574 as compared to $15,469,623 in the year ended December 31, 2000 and $2,885,644 in the year ended December 31,1999, primarily due to the expansion of our facilities and operations. Particularly, during the year ended December 31, 2001 we expended $23.7 million in respect of the new building to house our operations in the University District of Reykjavik and we paid for the fifty new ABI Prism 3700 DNA Analyzers acquired late in 2000 ($13.1 million). Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

     Financing Activities. Net cash of $28,076,941 was provided in financing activities in the year ended December 31, 2001 as compared to $196,865,248 provided in the year ended December 31, 2000 and $19,553,293 in the year ended December 31, 1999. Net cash provided by financing activities in 2000 was largely due to approximately $182 million of net proceeds from our July 2000 initial public offering. Net cash provided by financing activities in 2001 was principally due to the financing of certain equipment and of our new headquarters facility.

     In December 2001, we established a bridge loan with an Icelandic financial institution for the purposes of financing the construction of our new headquarters facility. Total borrowing was $27.5 million and carried an annual interest rate equal to a short-term LIBOR rate plus 0.5%. Portions of the bridge loan expired upon settlement in January and March 2002 out of the proceeds of Tier A bonds and the Tier C bonds/Tier D bank loan, respectively, as discussed below. Monies received in respect of the Tier A bonds ($13.5 million) are included in cash and cash equivalents at December 31, 2001 and monies received in respect of the Tier C bonds and the Tier D bank loan ($14.0 million) are included in restricted cash as a result of the contractual terms with the financial institution.

     In December 2001, we borrowed $17.8 million from an Icelandic bank for the construction of our new headquarters facility. The borrowing is collateralized by the property and improvements and consists of: privately placed bonds (Tier
A) approximately $13.8 million denominated in Icelandic krona and linked to the Icelandic Consumer Price Index that is payable annually beginning December 2002 and bears annual interest of 8.5% that is payable annually beginning December 2002; and, a $4.0 million bank loan (Tier B) -- denominated in U.S. dollars that is payable quarterly beginning March 2002 and bears annual interest of three-month LIBOR plus 3.0% that is payable quarterly beginning March 2002. The lender may demand prepayment of the Tier B bank loan in certain circumstances. The Tier A bonds and the Tier B bank loan were placed in January 2002 and December 2001, respectively.

     Concurrently, we entered into a cross-currency swap as an economic hedge against foreign exchange rate fluctuations that may occur on Tier A bonds. As of December 31, 2001 we had this outstanding contract with a face amount of $13.8 million bearing annual interest of three-month LIBOR plus 2.85%.

     In March 2002, we borrowed a further $13.8 million from an Icelandic bank for the construction of our new headquarters facility. The borrowing is collateralized by the property and improvements and consists of: privately placed bonds (Tier C) -- approximately $7.3 million denominated in Icelandic krona and linked to the Icelandic Consumer Price Index that is payable in March 2007 and bears annual interest of 12.0% that is payable annually beginning March 2003; and, a $6.6 million bank loan (Tier D) -- denominated in U.S. dollars that is payable in March 2007 and bears annual interest of three-month LIBOR plus 6.0% that is payable quarterly beginning June 2002. Tier C bonds may be prepaid at each interest payment date and the Tier D bank loan may be prepaid on the anniversary date of the loan starting December 2003.

     Concurrently, we entered into a cross-currency swap as an economic hedge against foreign exchange rate fluctuations that may occur on the Tier C bonds. This contract with a face amount of $7.3 million expires in March 2007 and bears annual interest of twelve-month LIBOR plus 6%.

     In connection with the Tier C bonds and the Tier D bank loan, we issued a warrant giving the holder the right to purchase a total of 933,800 shares of our common stock at $15.00 per share, as adjusted. The warrants expire in March 2007 and convert to shares of our common stock automatically in the event the market value of a share of our common stock should exceed $24.00 for thirty consecutive days of trading.

     Contractual Commitments. Our major outstanding contractual commitments relate to the privately placed bonds and bank loans, equipment lease financings, our license for the Icelandic health sector database, a minimum purchase commitment to ABG and the remaining construction costs with respect to our new headquarters facility. Our contractual commitments as of December 31, 2001 were as follows:

                                                           PAYMENTS DUE BY PERIOD
                                          --------------------------------------------------------
                                                    LESS THAN                              DUE
                                           TOTAL     1 YEAR     2-3 YEARS   4-5 YEARS   THEREAFTER
                                          -------   ---------   ---------   ---------   ----------
                                                               (IN THOUSANDS)
Long-term debt..........................  $31,500    $ 2,571     $ 5,143     $5,143      $18,643
Capital lease obligations, including
  interest..............................   16,263      5,533       9,356        786          588
Operating leases........................    3,922      1,004       1,794      1,017          107
Icelandic health sector database
  license...............................    6,800        680       1,360      1,360        3,400
Minimum purchase commitment to ABG......   16,300     16,300
New building construction...............    3,700      3,700
                                          -------    -------     -------     ------      -------
                                          $78,485    $29,788     $17,653     $8,306      $22,738
                                          =======    =======     =======     ======      =======

     General. We expect cash requirements to continue to increase significantly as we: invest in genotyping, sequencing and bioinformatics capabilities; integrate MediChem into our operations, invest in software and hardware to support the continuing development of the database services; continue to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and continue to make improvements in existing facilities and invest in new facilities.

     Based upon our current plans, and taking into consideration the proceeds of the initial public offering and recent debt financings, we believe that our existing resources will be adequate to satisfy our capital needs for several years. Our cash requirements depend on numerous factors, including our ability to obtain new research collaboration agreements, to obtain subscription and collaboration agreements for the database services; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that our sequencing and genotyping operations remain competitive; and capital expenditures required to expand our facilities. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

     We will require significant additional capital in the future, which we may seek to raise through further public or private equity offerings, additional debt financing or added collaborations and licensing arrangements. No assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

     Recent Accounting Pronouncements. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 for fiscal year 2002 and we are currently in the process of evaluating the impact SFAS No. 142 will have on our financial position and results from operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We are required to adopt SFAS No. 143 for fiscal year 2003 and we do not believe its adoption will have a significant impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of long Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. We are required to adopt SFAS No. 144 for fiscal year 2002 and do not believe its adoption will have a significant impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2001, all of our cash and cash equivalents were in money market and checking accounts.

     We are exposed to market risks from changes in foreign currency exchange rates, interest rates and investment prices. These changes may adversely affect our operating results and financial condition. We seek to manage these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. We control and manage foreign exchange risk, interest rate risk, and investment price risk by continually monitoring changes in key economic indicators and market information.

     As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk but have not yet purchased instruments to hedge these risks through the use of derivative financial instruments, principally foreign currency forward exchange contracts.

     We hold various interest rate sensitive assets and liabilities to manage the liquidity and cash needs of our day-to-day operations. As a result, we are exposed to risks due to changes in interest rates. In order to mitigate risks associated with interest rate sensitive liabilities we use interest rate derivative instruments, such as interest rate swaps, and may in future use other instruments to achieve the desired interest rate maturities and asset/liability structures.

     We are exposed to credit (or repayment) risk, as well as market risk from the use of derivative instruments. If the counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the positive market value in a derivative. Consequently, when the fair market value of a derivative contract is positive, this indicates that the counterparty owes us, thus creating a repayment risk for us. When the fair market value of a derivative contract is negative, we owe the counterparty and therefore, assume no repayment risk.

     In order to minimize the credit risk in derivative instruments, we enter into transactions with high quality counterparties such as financial institutions that satisfy our established credit approval criteria. We review the credit ratings of such counterparties on a regular basis.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     For information concerning this item, see the information under "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information concerning this item, see the information under "Executive Compensation" in the Company's Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning this item, see the information under "Certain Relationships and Related Transactions" in the Company's Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders, 2001, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are included as part of this Annual Report on Form 10-K:

     1. Financial Statements:

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................    F-2
Consolidated Statements of Operations.......................    F-3
Consolidated Balance Sheets.................................    F-4
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    F-5
Consolidated Statements of Cash Flows.......................    F-7
Notes to Consolidated Financial Statements..................    F-8

     2. All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.

     3. Exhibits:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
     2.1  Agreement and Plan of Merger dated as of January 7, 2002, by and among deCODE genetics, Inc., Saga Acquisition Corp, and
          MediChem Life Sciences, Inc. (Incorporated by reference to
          Annex A to the Proxy Statement/Prospectus included in
          Pre-Effective Amendment No. 1 to deCODE's Registration
          Statement on Form S-4 (Registration No. 333-81848) filed on
          February 12, 2002).
     3.1  Amended and Restated Certificate of Incorporation, as
          further amended (Incorporated by reference to Exhibit 3.1
          and Exhibit 3.3 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
     3.2  Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000).
     4.1  Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
     4.2  Form of Warrant to Purchase Series A Preferred Stock
          (Incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).
     4.3  Form of Warrant to Purchase Series C Preferred Stock
          (Incorporated by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).
    10.1  Form of License from The Icelandic Data Protection
          Commission (now, The Icelandic Data Protection Authority) to
          Islensk erfoagreining ehf. and its Clinical Collaborators to
          Use and Access Patient Records and Other Clinical Data
          Relating to Individuals (Incorporated by reference to
          Exhibit 10.1 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000).
    10.2* 1996 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company's Registration
          Statement on Form S-8 (Registration No. 333-56996) filed on
          March 14, 2001.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.3* Form of Non-Statutory Stock Option Agreement, as executed by employees and officers of deCODE genetics, Inc. who received non-statutory stock options (Incorporated by reference to
          Exhibit 10.3 to the Company's Annual Report on Form 10-K
          filed March 23, 2001).
    10.4* Form of Employee Proprietary Information and Inventions
          Agreement (Incorporated by reference to Exhibit 10.4 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000).
    10.5  Agreement on the Collaboration of Friorik Skulason (FS) and
          Islensk erfoagreining ehf. (IE) on the Creation of a
          Database of Icelandic Genealogy, dated April 15, 1997
          (Incorporated by reference to Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).
    10.6* Consultancy Contract between deCODE genetics, Inc. and Vane
          Associates, dated December 1, 1997, together with
          Nondisclosure Agreement executed by Vane Associates as of
          December 1, 1997, as amended (Incorporated by reference to
          Exhibit 10.7 to the Company's Registration Statement on Form
          S-1 (Registration No. 333-31984) which became effective on
          July 17, 2000).
    10.7* Indemnity Agreement between deCODE genetics, Inc. and Sir
          John Vane, dated December 1, 1997 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
    10.8* Amended and Restated Non-Recourse Promissory Note between
          deCODE genetics, Inc. and Hannes Smarason, dated March 24,
          1999 (Incorporated by reference to Exhibit 10.10 to the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000).
    10.9+ Research Collaboration and Cross-license Agreement among F.
          Hoffman-La Roche Ltd, Hoffman-La Roche Inc. and deCODE
          genetics, Inc., dated February 1, 1998 (Incorporated by
          reference to Exhibit 10.11 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000).
    10.10 Amended and Restated Investor rights Agreement of deCODE genetics, Inc., dated as of February 2, 1998, as further
          amended and restated (Incorporated by reference to Exhibit
          10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000).
    10.11* Employment Agreement between Islensk erfoagreining ehf. and
          Kristjan Erlendsson, dated September 4, 1998 (Incorporated by reference to Exhibit 10.21 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000).
    10.12 Co-operation Agreement between Reykjavik Hospital and
          Islensk erfoagreining ehf., dated November 4, 1998
          (Incorporated by reference to Exhibit 10.22 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).
    10.13 Co-operation Agreement between the Iceland State Hospital and Islensk erfoagreining ehf., dated December 15, 1998
          (Incorporated by reference to Exhibit 10.24 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).
    10.14* Non-Recourse Promissory Note between deCODE genetics, Inc.
          and Hannes Smarason, dated September 15, 1999 (Incorporated by reference to Exhibit 10.35 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.15 Research Collaboration Agreement by and between Islenskar hveraorverur ehf. (now Prokaria, ehf.) and Islensk
          erfoagreining ehf., dated December 28, 1999 (Incorporated by reference to Exhibit 10.38 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000).
    10.16 Agreement between The Minister for Health and Social
          Security and Islensk erfoagreining ehf. relating to the
          Issue of an Operating License for the Creation and Operation
          of a Health Sector Database, dated January 21, 2000
          (Incorporated by reference to Exhibit 10.39 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).
    10.17 Operating License issued to Islensk erfoagreining ehf., for the Creation and Operation of a Health Sector Database,
          dated January 22, 2000 (Incorporated by reference to Exhibit
          10.40 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000).
    10.18 Agreement between The University of Iceland, Islensk erfoagreining ehf., and the City of Reykjavik, dated
          February 15, 2000 (Incorporated by reference to Exhibit
          10.42 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000).
    10.19* Form of Employee Confidentiality, Invention Assignment and
          Non-Compete Agreement executed by certain officers
          (Incorporated by reference to Exhibit 10.44 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).
    10.20 Series C Preferred Stock and Warrant Purchase Agreement
          between Roche Finance Ltd and deCODE genetics, Inc., dated as of February 1, 1998 (Incorporated by reference to Exhibit
          10.45 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000).
    10.21+ Strategic Alliance Agreement between Partners HealthCare
          System, Inc., The General Hospital Corporation, d.b.a.
          Massachusetts General Hospital, The Brigham and Women's
          Hospital, Inc. and deCODE genetics Ltd. (Islensk
          erfoagreining), dated May 11, 2000 (Incorporated by
          reference to Exhibit 10.48 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000).
    10.22+ Crosswalk Development Agreement between Partners HealthCare
          System, Inc., The General Hospital Corporation, d.b.a.
          Massachusetts General Hospital, The Brigham and Women's
          Hospital, Inc. and deCODE genetics Ltd. (Islensk
          erfoagreining), dated May 11, 2000 (Incorporated by
          reference to Exhibit 10.49 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000).
    10.23* Employment Agreement between Islensk erfoagreining ehf. and
          Hakon Guobjartson, dated May 5, 1999 (Incorporated by
          reference to Exhibit 10.52 to the Company's Annual Report on
          Form 10K filed March 23, 2001).
    10.24 Form of Contract on the Processing of Clinical Data and
          their Transfer to a Health Sector Database between several
          Health Institutions and Islensk erfoagreining ehf.
          (Incorporated by reference to Exhibit 10.58 to the Company's
          Annual Report on Form 10-K filed March 23, 2001).
    10.25* Amended and Restated Promissory Note, dated January 1, 2001, by Hannes Smarason and the Company (Incorporated by
          reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.26 Work Contract dated March 15, 2001 between Islensk
          erfdagreining ehf. and Eykt ehf., an Icelandic civil-works engineer, on concrete casting, external finish work,
          conduits and ventilation systems, electrical and specialized systems in Sturlugata 8, Reykjavik (Incorporated by
          reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2001).
    10.27* Employment and Amended and Restated Employee
          Confidentiality, Invention Assignment and Non-Compete
          Agreement between deCODE genetics, Inc. and Mark Gurney,
          dated as of August 21, 2000 and signed on August 13, 2001
          (Incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q filed on August 14, 2001).
    10.28* Employment and Employee Confidentiality, Invention
          Assignment and Non-Compete Agreement between deCODE
          genetics, Inc. and Lance Thibault, dated February 1, 2001
          and signed on June 20, 2001 (Incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
          filed on August 14, 2001).
    10.29* Employment Agreement between deCODE genetics, Inc. and
          Michael W. Young dated June 4, 2001 (Incorporated by
          reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2001).
    10.30+ Collaboration Agreement between Genmab A/S, Medarex, Inc.
          and deCODE genetics, ehf. dated June 12, 2001 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly
          Report on Form 10-Q filed on August 14, 2001).
    10.31+ Contract Services Agreement Re. Gene Expression Profiles In
          Rheumatoid Arthritis between Encode ehf. and Genmab A/S
          dated June 12, 2001 (Incorporated by reference to Exhibit
          10.5 to the Company's Quarterly Report on Form 10-Q filed on
          August 14, 2001).
    10.32+ Collaboration and Cross-License Agreement Re. Diagnostics
          between F. Hoffman-La Roche Ltd. AG and deCODE genetics, ehf dated as of June 29, 2001 (Incorporated by reference to
          Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q
          filed on August 14, 2001).
    10.33+ Joint Development and Commercialization Agreement between
          deCODE genetics, ehf. and PE Corporation (NY) through its
          Applied Biosystem Group dated July 16, 2001 (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2001).
    10.34+ Reagent Supply Agreement between deCODE genetics, ehf and PE
          Corporation (NY) through its Applied Biosystem Group dated
          July 16, 2001 (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed on August
          14, 2001).
    10.35+ Pharmacogenomics Collaboration and License Agreement between
          Encode ehf. and Affymetrix, Inc. dated July 16, 2001
          (Incorporated by reference to Exhibit 10.9 to the Company's
          Quarterly Report on Form 10-Q filed on August 14, 2001).
    10.36 Contract on Financial Leasing between Lysing hf, and Islensk erfoagreining ehf., dated as of December 13, 2001.
    10.37 Land Lease Agreement between the City of Reykjavik and
          Islensk erfoagreining ehf., dated as of December 21, 2001.
    10.38 Agreement on the Details of the Arrangement of Encumbrances
          in the Site Agreement between the University of Iceland and
          Islensk erfoagreining ehf., dated as of December 21, 2001.
    10.39 Annex to the Agreement on the Details of the Arrangement of
          Encumbrances in the Site Agreement between the University of
          Iceland and Islensk erfoagreining ehf., dated as of January
          4, 2002.
    10.40# Loan Agreement between Sturlugata 8, ehf. and
          Islandsbanki-FBA, hf., dated as of December 21, 2001.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
    10.41# Loan Agreement between Sturlugata 8, ehf. and
          Islandsbanki-FBA, hf., dated as of December 27, 2001.
    10.42 Currency Exchange Agreement between Sturlugata 8 ehf. and
          Islandsbanki-FBA hf., dated as of December 21, 2001.
    10.43# Agreement on the Sale and Listing of Bonds Issued by
          Sturlugata 8 ehf. between Islandsbanki-FBA, hf. and Islensk erfoagreining ehf., dated as of December 21,2001.
    10.44 General Bond with Consumer Price Index between
          Islandsbanki-FBA, hf. and Sturlugata 8 ehf., dated as of
          December 21, 2001.
    10.45 General Bond with Consumer Price Index between
          Islandsbanki-FBA, hf. and Sturlugata 8 ehf., dated as of
          December 21, 2001.
    10.46# Research Collaboration and Cross-License Agreement among
          F.Hoffman-La Roche Ltd and Hoffman-La Roche Inc. and deCODE
          genetics, ehf. (Islensk erfoagreining), effective as of
          February 1, 2002.
    10.47 Loan Agreement between Kristjan Erlendsson and Islensk erfoagreining ehf., dated as of October 11, 2001.
    21.1  Subsidiaries of deCODE genetics, Inc.
    23.1  Consent of PricewaterhouseCoopers ehf., independent public accountants.
    99.1  Government Regulation on a Health Sector Database, dated
          January 22, 2000 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July
          17, 2000).
    99.2  Act. No. 139/1998 on a Health Sector Database (Incorporated
          by reference to Exhibit 99.2 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-31984) which
          became effective on July 17, 2000).

---------------
+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

* Constitutes a management contract or compensatory plan or arrangement.

# A request for confidential treatment had been submitted with respect to this exhibit. The copy which was filed as an exhibit omits the information subject to the request for confidential treatment.

(b) REPORTS ON FORM 8-K

     We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          deCODE genetics, Inc.

                                          By:
                                              /s/
                                              DR. KARI STEFANSSON   MARCH 27,
                                                           2002
                                            ------------------------------------
                                             Dr. Kari Stefansson, President and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

              /s/ DR. KARI STEFANSSON                  Chairman, President, Chief         March 27, 2002
---------------------------------------------------      Executive Officer (principal
                Dr. Kari Stefansson                      executive officer) and
                                                         Director

                /s/ LANCE THIBAULT                     Chief Financial Officer and        March 27, 2002
---------------------------------------------------      Treasurer (principal
                  Lance Thibault                         financial officer and
                                                         principal accounting officer)

             /s/ JEAN-FRANCOIS FORMELA                 Director                           March 27, 2002
---------------------------------------------------
               Jean-Francois Formela

               /s/ TERRANCE MCGUIRE                    Director                           March 27, 2002
---------------------------------------------------
                 Terrance McGuire

                 /s/ SIR JOHN VANE                     Director                           March 27, 2002
---------------------------------------------------
                   Sir John Vane

                             deCODE GENETICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-2
Consolidated Statements of Operations.......................   F-3
Consolidated Balance Sheets.................................   F-4
Consolidated Statements of Changes in Stockholders'
  Equity....................................................   F-5
Consolidated Statements of Cash Flows.......................   F-7
Notes to Consolidated Financial Statements..................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and stockholders of deCODE genetics, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the consolidated financial position of deCODE genetics, Inc. (deCODE) at December 31, 2000 and 2001 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of deCODE's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers ehf.
Reykjavik, Iceland
March 8, 2002
                             deCODE GENETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            2000            2001
                                                   ------------    ------------    ------------
Revenue..........................................  $ 16,591,485    $ 21,545,656    $ 31,550,626
Operating expenses
  Research and development.......................    33,213,557      45,742,081      71,796,515
  General and administrative.....................     8,220,758      15,373,223      12,402,283
                                                   ------------    ------------    ------------
          Total operating expenses...............    41,434,315      61,115,304      84,198,798
                                                   ------------    ------------    ------------
Operating loss...................................   (24,842,830)    (39,569,648)    (52,648,172)
Interest income..................................     2,187,695       8,866,604       6,925,135
Other non-operating income and (expense), net....    (1,133,312)       (415,459)     (2,115,434)
Taxes............................................             0               0               0
                                                   ------------    ------------    ------------
Net loss.........................................   (23,788,447)    (31,118,503)    (47,838,471)
Accrued dividends and amortized discount on
  preferred stock................................    (7,542,787)     (7,540,879)              0
Premium on repurchase of preferred stock.........   (30,887,044)              0               0
                                                   ------------    ------------    ------------
Net loss available to common stockholders........  $(62,218,278)   $(38,659,382)   $(47,838,471)
                                                   ============    ============    ============
Basic and diluted net loss per share.............  $      (9.65)   $      (1.63)   $      (1.08)
Shares used in computing basic and diluted net
  loss per share.................................     6,446,055      23,671,113      44,289,911

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                             deCODE genetics, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  2000             2001
                                                              -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 194,144,688    $ 153,061,132
  Restricted cash...........................................              0       14,000,000
  Receivables and other current assets......................     14,482,336       26,043,029
                                                              -------------    -------------
          Total current assets..............................    208,627,024      193,104,161
Property and equipment, net.................................     37,100,690       61,207,537
Other long-term assets and deferred charges.................      3,172,853        2,047,471
                                                              -------------    -------------
          Total assets......................................  $ 248,900,567    $ 256,359,169
                                                              =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  22,957,481    $  21,164,576
  Current portion of capital lease obligations..............      1,749,807        4,855,420
  Current portion of long-term debt.........................              0        2,571,429
  Deferred research revenue.................................      4,404,999        6,147,247
                                                              -------------    -------------
          Total current liabilities.........................     29,112,287       34,738,672
Capital lease obligations, net of current portion...........      2,801,853        9,922,318
Long-term debt, net of current portion......................              0       28,928,571
Deferred research revenue...................................              0        7,000,000
Other long-term liabilities.................................        717,261          427,675
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares;
     Issued and outstanding: none...........................              0                0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares;
     Issued and outstanding: 45,041,969 at December 31,
     2000; and 45,328,227 and 45,257,386, respectively, at
     December 31, 2001......................................         45,042           45,328
  Additional paid-in capital................................    350,398,909      351,960,182
  Notes receivable..........................................    (11,850,953)     (10,788,635)
  Deferred compensation.....................................    (11,568,776)      (6,173,592)
  Accumulated deficit.......................................   (110,753,700)    (158,592,171)
  Accumulated other comprehensive income....................         (1,356)          52,596
  Treasury stock............................................              0       (1,161,775)
                                                              -------------    -------------
          Total stockholders' equity........................    216,269,166      175,341,933
                                                              -------------    -------------
          Total liabilities and stockholders' equity........  $ 248,900,567    $ 256,359,169
                                                              =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                             deCODE GENETICS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                      DIVIDENDS
                                                                                                      ACCRETED
                                                                                                         ON
                                       SHARES                                                        REDEEMABLE,
                               ----------------------    ADDITIONAL                                  CONVERTIBLE
                                                PAR       PAID-IN         NOTES         DEFERRED      PREFERRED     ACCUMULATED
                               COMMON STOCK    VALUE      CAPITAL       RECEIVABLE    COMPENSATION      STOCK         DEFICIT
                               ------------   -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 1998........................    9,381,500    $ 9,382   $ 17,842,611   $ (4,033,347)  $(8,549,906)   $(3,215,628)  $ (20,275,235)
Issuance of common stock.....       68,000         68      1,449,012
Forfeiture of unvested
 Founder stock and unvested
 common stock issued upon
 early exercise of stock
 options.....................     (359,655)                                 219,111       513,424
Exchange of common stock for
 Series B preferred stock....     (333,333)                  750,000
Issuance of common stock upon
 exercise of stock options...      847,500        154        663,392     (5,895,594)
Deferred compensation arising
 from stock options..........                             12,941,712                  (12,941,712)
Cancellation of stock options
 previously giving rise to
 deferred compensation.......                               (115,072)                     115,072
Amortization of deferred
 compensation................                                                           8,313,365
Payments of notes
 receivable..................                                               112,000
Premium on repurchase of
 preferred stock.............                                                                            582,514     (31,469,558)
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                              1,540,920
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                                                         (5,751,837)     (1,790,950)
Comprehensive income (loss):
Net loss for the period......                                                                                        (23,788,447)
Other comprehensive income
 (loss):
Foreign currency
 translation.................
Total comprehensive income
 (loss):.....................
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 1999........................    9,604,012    $ 9,604   $ 35,072,575   $ (9,597,830)  $(12,549,757)  $(8,384,951)  $ (77,324,190)
                                ----------    -------   ------------   ------------   ------------   -----------   -------------


                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE                          TOTAL
                                  INCOME          TREASURY        STOCKHOLDERS'
                                  (LOSS)            STOCK        EQUITY (DEFICIT)
                               -------------   ---------------   ----------------
BALANCE AT DECEMBER 31,
 1998........................   $         0    $             0     $(18,222,123)
Issuance of common stock.....                                         1,449,080
Forfeiture of unvested
 Founder stock and unvested
 common stock issued upon
 early exercise of stock
 options.....................                         (732,895)            (360)
Exchange of common stock for
 Series B preferred stock....                       (4,500,000)      (3,750,000)
Issuance of common stock upon
 exercise of stock options...                        5,232,895              847
Deferred compensation arising
 from stock options..........                                                 0
Cancellation of stock options
 previously giving rise to
 deferred compensation.......                                                 0
Amortization of deferred
 compensation................                                         8,313,365
Payments of notes
 receivable..................                                           112,000
Premium on repurchase of
 preferred stock.............                                       (30,887,044)
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                                         1,540,920
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                        (7,542,787)
Comprehensive income (loss):
Net loss for the period......                                       (23,788,447)
Other comprehensive income
 (loss):
Foreign currency
 translation.................         2,411                               2,411
                                                                   ------------
Total comprehensive income
 (loss):.....................                                       (23,786,036)
                                -----------    ---------------     ------------
BALANCE AT DECEMBER 31,
 1999........................   $     2,411    $             0     $(72,772,138)
                                -----------    ---------------     ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                             deCODE GENETICS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DEFICIT) -- (CONTINUED)

                                                                                                      DIVIDENDS
                                                                                                      ACCRETED
                                                                                                         ON
                                       SHARES                                                        REDEEMABLE,
                               ----------------------    ADDITIONAL                                  CONVERTIBLE
                                                PAR       PAID-IN         NOTES         DEFERRED      PREFERRED     ACCUMULATED
                               COMMON STOCK    VALUE      CAPITAL       RECEIVABLE    COMPENSATION      STOCK         DEFICIT
                               ------------   -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER
 31,1999.....................    9,604,012    $ 9,604   $ 35,072,575   $ (9,597,830)  $(12,549,757)  $(8,384,951)  $ (77,324,190)
Common stock issued upon
 initial public offering, net
 of issuance cost............   11,040,000     11,040    181,940,726
Issuance of common stock upon
 exercise of warrants........      306,943        307           (307)
Other issuances of common
 stock.......................      165,910        166      3,670,002                     (665,700)
Redeemable, convertible
 preferred stock converted to
 to common stock.............   23,737,081     23,737    118,735,067                                  13,614,823
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                              2,040,880
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                                                         (5,229,872)     (2,311,007)
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...      (26,977)                                 109,325       185,676
Issuance of common stock upon
 exercise of stock options...      215,000        188      2,130,417     (2,362,448)
Deferred compensation arising
 from stock options..........                              6,809,549                   (6,809,549)
Amortization of deferred
 compensation................                                                           8,270,554
Comprehensive income (loss):
Net loss for the period......                                                                                        (31,118,503)
Other comprehensive income
 (loss):
Foreign currency
 translation.................
Total comprehensive income
 (loss):.....................
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 2000........................   45,041,969     45,042    350,398,909    (11,850,953)  (11,568,776)             0    (110,753,700)
Issuance of common stock upon
 exercise of warrants........       94,444         94            (94)
Other issuances of common
 stock.......................      191,814        192      1,555,117
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...      (70,841)                                 409,509       750,695
Payment of notes.............                                               652,809
Deferred compensation arising
 from stock options..........                                  6,250                       (6,250)
Amortization of deferred
 compensation................                                                           4,650,739
Comprehensive income (loss):
Net loss for the period......                                                                                        (47,838,471)
Other comprehensive income
 (loss):
Foreign currency
 translation.................
Total comprehensive income
 (loss)......................
                                ----------    -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 2001........................   45,257,386    $45,328   $351,960,182   $(10,788,635)  $(6,173,592)   $         0   $(158,592,171)
                                ==========    =======   ============   ============   ============   ===========   =============


                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE                          TOTAL
                                  INCOME          TREASURY        STOCKHOLDERS'
                                  (LOSS)            STOCK        EQUITY (DEFICIT)
                               -------------   ---------------   ----------------
BALANCE AT DECEMBER
 31,1999.....................   $     2,411    $             0     $(72,772,138)
Common stock issued upon
 initial public offering, net
 of issuance cost............                                       181,951,766
Issuance of common stock upon
 exercise of warrants........                                                 0
Other issuances of common
 stock.......................                                         3,004,468
Redeemable, convertible
 preferred stock converted to
 to common stock.............                                       132,373,627
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                                         2,040,880
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                        (7,540,879)
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...                         (295,028)             (27)
Issuance of common stock upon
 exercise of stock options...                          295,028           63,185
Deferred compensation arising
 from stock options..........                                                 0
Amortization of deferred
 compensation................                                         8,270,554
Comprehensive income (loss):
Net loss for the period......                                       (31,118,503)
Other comprehensive income
 (loss):
Foreign currency
 translation.................        (3,767)                             (3,767)
                                                                   ------------
Total comprehensive income
 (loss):.....................                                       (31,122,270)
                                -----------    ---------------     ------------
BALANCE AT DECEMBER 31,
 2000........................        (1,356)                 0      216,269,166
Issuance of common stock upon
 exercise of warrants........                                                 0
Other issuances of common
 stock.......................                                         1,555,309
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...                       (1,161,775)          (1,571)
Payment of notes.............                                           652,809
Deferred compensation arising
 from stock options..........                                                 0
Amortization of deferred
 compensation................                                         4,650,739
Comprehensive income (loss):
Net loss for the period......                                       (47,838,471)
Other comprehensive income
 (loss):
Foreign currency
 translation.................        53,952                              53,952
                                                                   ------------
Total comprehensive income
 (loss)......................                                       (47,784,519)
                                -----------    ---------------     ------------
BALANCE AT DECEMBER 31,
 2001........................   $    52,596    $    (1,161,775)    $175,341,933
                                ===========    ===============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                             deCODE GENETICS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  1999           2000           2001
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(23,788,447)  $(31,118,503)  $(47,838,471)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     3,374,039      5,203,715     10,028,378
  Amortization of deferred stock compensation...............     8,313,365      8,270,554      4,650,739
  Other stock-based remuneration and stock contributions....       732,500      3,609,930         52,500
  Loss on disposal of equipment.............................             0              0      1,607,583
  Litigation settlement.....................................             0              0      1,292,642
  Equity in net loss of affiliate...........................       486,366        738,359        461,948
  Accrued interest on receivable from share issuance........      (893,836)       893,836              0
  Equipment received for services provided..................      (414,000)             0              0
  Other.....................................................             0       (794,420)        25,384
Changes in operating assets and liabilities:
  Receivables and other current assets......................    (1,748,007)   (11,671,110)    (6,560,693)
  Accounts payable and accrued expenses.....................       906,977      6,315,817     11,357,095
  Deferred research revenue.................................     1,083,333      2,166,666      8,742,248
  Unbilled research revenue.................................             0              0     (5,000,000)
  Other long-term liabilities...............................       150,624        260,161       (289,586)
                                                              ------------   ------------   ------------
    Net cash used in operating activities...................   (11,797,086)   (16,124,995)   (21,470,233)
                                                              ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (2,885,644)   (15,469,623)   (47,680,574)
  Investment in affiliated company, net.....................      (104,324)      (446,345)             0
  Acquisitions and investments, net.........................         3,581       (350,471)             0
  Other.....................................................             0       (174,790)        (9,690)
                                                              ------------   ------------   ------------
    Net cash used in investing activities...................    (2,986,387)   (16,441,229)   (47,690,264)
                                                              ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock and warrants..................    41,658,444     34,534,276              0
  Issuance of common stock, net.............................           848    182,014,951              0
  Repurchase of preferred stock.............................   (20,310,555)   (17,467,077)             0
  Repayment of notes receivable for common stock............       112,000              0        652,809
  Forfeiture of common stock................................          (360)           (27)        (1,571)
  Proceeds from financing of facility.......................             0              0     17,199,625
  Proceeds from equipment sale-leaseback financing..........                                  12,000,000
  Installment payments on capital lease obligations.........    (1,907,084)    (2,216,875)    (1,773,922)
                                                              ------------   ------------   ------------
    Net cash provided by financing activities...............    19,553,293    196,865,248     28,076,941
                                                              ------------   ------------   ------------
Net increase (decrease) in cash.............................     4,769,820    164,299,024    (41,083,556)
Cash and cash equivalents at beginning of period............    25,075,844     29,845,664    194,144,688
                                                              ------------   ------------   ------------
Cash and cash equivalents at end of period..................  $ 29,845,664   $194,144,688   $153,061,132
                                                              ============   ============   ============
Supplemental cash flow information:
  Cash paid for interest....................................  $    574,226   $    495,143   $    388,005
Supplemental schedule of non-cash transactions:
  Series A preferred stock issued in settlement of current
    liability...............................................       150,000              0              0
  Receivable from share issuance............................    33,143,836              0              0
  Payable to preferred shareholders.........................    17,467,077              0              0
  Series B Preferred Stock issued in exchange for shares in
    affiliate...............................................       779,064              0              0
  Common stock issued in exchange for shares in
    subsidiary..............................................     1,449,080      2,394,523        210,000
  Supplies received in exchange for services provided.......       239,600              0              0
  Payable for laboratory equipment..........................  $          0   $ 13,150,000   $          0

   The accompanying notes are an integral part of the consolidated financial statements.

                             deCODE GENETICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

     References in this report to deCODE and "we" and "us" refer to deCODE genetics, Inc., a Delaware corporation, and deCODE genetics, Inc.'s wholly owned subsidiary, Islensk erfoagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries Encode ehf., deCODE Cancer ehf. and Vetrargardurinn ehf.

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its wholly owned subsidiary, Islensk erfoagreining ehf., including its subsidiaries. deCODE conducts its operations through Islensk erfoagreining ehf. No dividends have been paid by this subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.

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

CONCENTRATION OF RISK

     deCODE has no significant off-balance sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject deCODE to concentrations of credit risk consist principally of temporary cash investments. deCODE's cash is deposited only with financial institutions in Iceland, United Kingdom and the United States having a high credit standing. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

                             deCODE GENETICS, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of short-term financial instruments, including cash and cash equivalents, restricted cash, receivables, certain other current assets, trade accounts payable, certain accrued liabilities, and other current liabilities approximates their carrying amount in the financial statements due mainly to the short maturity of such instruments. Based on borrowing rates currently available to deCODE for loans and capital lease obligations with similar terms, the carrying value of its debt obligations approximates fair value.

CASH EQUIVALENTS

     deCODE considers all highly liquid investments with a maturity of ninety days or less at the date of purchase to be cash equivalents.

MATERIALS & SUPPLIES

     Materials and supplies are valued at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of generally fifty years for buildings, three to four years for laboratory equipment, five years for furniture and fixtures, and three to five years for other equipment. Maintenance and repairs are expensed as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

     deCODE reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held for use is measured by comparing the carrying amount of an asset to the undiscounted estimated future cash flows expected to be generated by the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If any such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds its fair value. deCODE has made no adjustments to the carrying values of long-lived assets during the years ended December 31, 1999, 2000 or 2001.

CAPITAL LEASES

     Assets acquired under capital lease agreements are recorded at the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Property and equipment subject to capital lease agreements are amortized over the shorter of the life of the lease or the estimated useful life of the asset unless the lease transfers ownership or contains a bargain purchase option, in which case the leased asset is amortized over the estimated useful life of such asset.

                             deCODE GENETICS, INC.

FINANCE COSTS RELATED TO LONG-TERM DEBT

     Costs associated with obtaining long-term debt are deferred and amortized over the term of the debt.

DERIVATIVE FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 137 and SFAS 138 and as interpreted by the Derivatives Implementation Group, was adopted by deCODE effective as of January 1, 2001. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. SFAS 133 prescribes requirements for designation and documentation of hedging relationships and ongoing assessments of effectiveness in order to qualify for hedge accounting.

     deCODE evaluates contracts for embedded derivatives and considers whether any embedded derivatives have to be bifurcated, or separated, from the host contracts in accordance with SFAS 133 requirements. Embedded derivatives may have terms that are not clearly and closely related to the terms of the host contract in which they are included. If embedded derivatives exist and are not clearly and closely related to the host contract, they are accounted for separately from the host contract as derivatives, with changes in their fair value recorded in current earnings.

     deCODE did not hold any derivative instruments or contracts that contained embedded derivatives as of January 1, 2001, the date of adoption of SFAS 133. Further, deCODE did not designate any derivative instruments as being part of a qualified hedging relationship under SFAS 133 at December 31, 2001.

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

                             deCODE GENETICS, INC.

     The following is a summary of deferred revenue:

                                                                   DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            2000            2001
                                                   ------------    ------------    ------------
Revenue recorded during the year ended...........  $ 17,674,818    $ 23,712,322    $ 40,292,874
Revenue recognized during the year ended.........   (16,591,485)    (21,545,656)    (31,550,626)
                                                   ------------    ------------    ------------
                                                      1,083,333       2,166,666       8,742,248
Deferred revenue at beginning of year............     1,155,000       2,238,333       4,404,999
                                                   ------------    ------------    ------------
Deferred revenue at end of year..................  $  2,238,333    $  4,404,999    $ 13,147,247
                                                   ============    ============    ============

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

     All research and development costs, including costs associated with the development of computer software to be used in deCODE's research and development activities, are expensed as incurred.

PATENT COSTS

     Patent application costs are charged to expense as incurred.

STOCK-BASED COMPENSATION

     deCODE follows Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options granted to employees or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and disclose the pro forma effects on net loss and net loss per share had the estimated fair value of the options granted to employees been expensed. SFAS No. 123 requires companies to expense the estimated fair value of stock options granted to non-employees. deCODE has elected to follow the intrinsic value method in accounting for its employee stock options and follows the fair value method in accounting for its non-employee stock options.

FOREIGN CURRENCY TRANSLATION

     deCODE's functional currency is the U.S. dollar. Islensk erfoagreining also consolidates its subsidiaries, several of which use the local currency, the Icelandic krona, as the functional currency. For these entities, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income.

     Foreign currency transaction gains and losses are reported according to the exchange rates prevailing on the transaction date and are included in the consolidated statements of operations. Net transaction gains (losses) were $(97,798), $1,488,599 and $(1,264,196) in 1999, 2000 and 2001, respectively.

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

                             deCODE GENETICS, INC.

SEGMENT INFORMATION

     Management is organizing deCODE's main business units along three avenues of commercialization: discovery services, database services, and healthcare informatics. Discovery services include the development and applications of proprietary bioinformatics tools to discover disease-related genes and associated drug targets, the development and marketing of DNA-based diagnostics for major diseases, and pharmacogenomic services. deCODE intends that this business unit will also ultimately encompass therapeutic products. The database services business unit involves the commercialization of the Clinical Genome Miner, containing tools to discover or validate disease linked genes based on non-personally identifiable genotypic and phenotypic data and deCODE's genealogical database. The healthcare informatics business unit will seek to commercialize bioinformatics tools developed in deCODE's gene and drug target discovery and database efforts. Products of the healthcare informatics business unit are expected to include medical decision-support systems designed to assist the decision making process in the delivery of healthcare and privacy protection products derived from deCODE's expertise in encryption tools for complex and sensitive medical and genetic data.

     To date deCODE's efforts have largely been directed toward discovery services and financial information available for evaluation by senior management and members of the Board in deciding how to allocate resources and assess performance is that of the business as a whole. For these reasons, deCODE has a single reportable segment. All of deCODE's revenue from inception have been generated in Iceland, and all of deCODE's significant long-lived assets are located in Iceland. Roche accounted for 95%, 96% and 80% of consolidated revenue in the years ended December 31, 1999, 2000 and 2001, respectively.

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

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           2000           2001
                                                      -----------    -----------    -----------
Net loss............................................  $23,788,447    $31,118,503    $47,838,471
Accrued dividends on Series A, Series B and Series C
  preferred stock...................................    5,751,837      5,229,872              0
Amortized discount on Series A and Series C
  preferred stock...................................    1,790,950      2,311,007              0
                                                      -----------    -----------    -----------
Accrued dividends and amortized discount on
  preferred stock...................................    7,542,787      7,540,879              0
Premium on repurchase of preferred stock............   30,887,044              0              0
                                                      -----------    -----------    -----------
Net loss available to common stockholders...........  $62,218,278    $38,659,382    $47,838,471
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

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         2000         2001
                                                           ----------    ---------    ---------
                                                            (SHARES)     (SHARES)     (SHARES)
Preferred stock convertible into shares of common
  stock..................................................  22,969,544            0            0
Warrants to purchase shares of common stock..............   2,110,037    1,167,500    1,067,500
Options to purchase shares of common stock...............      45,000      823,000    1,919,604

COMPREHENSIVE INCOME

     Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income include foreign currency translation adjustments and gains and losses on derivative financial instruments designated and effective as part of a foreign cash-flow hedge transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                             deCODE GENETICS, INC.

RECEIVABLES AND OTHER CURRENT ASSETS

     Receivables and other current assets consist of the following:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           2001
                                                              -----------    -----------
Receivables.................................................  $ 8,000,000    $ 9,145,182
Receivables, related party..................................    1,347,946        379,690
Unbilled costs and fees.....................................            0      2,302,086
Unbilled and deferred revenue...............................            0      5,000,000
Materials and supplies......................................            0      6,024,351
Value added taxes...........................................    3,662,206      1,447,771
Other current assets........................................    1,472,184      1,743,949
                                                              -----------    -----------
          Total.............................................  $14,482,336    $26,043,029
                                                              ===========    ===========

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

     - On April 19, 2000, deCODE sold 12,825,000 common shares (15.0%) in eMR to the Icelandic Investment Bank for $963,568.

     deCODE's investment in Gagnalind was accounted for under the equity method until November 19, 1999. On this date, deCODE acquired a majority interest and Gagnalind was consolidated. deCODE's equity in net loss of Gagnalind for the period through November 19, 1999 included in other non-operating income and expense is comprised of deCODE's share of the loss of Gagnalind and amortization of the difference between deCODE's cost and the underlying equity in the net assets of Gagnalind at acquisition. Minority interest in the loss of Gagnalind (44.4%) from November 19, 1999 to year-end 1999 and in the year ended December 31, 2000 was $2,842 and $(32,149), respectively, and is included in other non-operating income and expense. eMR has not declared nor paid any dividends to date.

     In December 2000, the Icelandic Investment Bank and deCODE nullified the previous sale of 12,825,000 common shares (15%) in eMR. deCODE's investment in the common shares of eMR (35%) is accounted for under the equity method and is included in other long-term assets, amounting to $920,274 and $458,326 at December 31, 2000 and 2001, respectively. Equity in net loss of affiliate in the years ended December 31, 2000 and 2001 included in other non-operating expense is comprised of deCODE's share of the loss of eMR from March 2000 and amortization of the difference between deCODE's cost and the underlying equity in the net assets of eMR at acquisition.

                             deCODE GENETICS, INC.

PROKARIA EHF.

     Prokaria ehf. (Prokaria), a consolidated affiliate for a time, underwent a recapitalization during 2000 resulting in its deconsolidation from deCODE and resulting in a gain of $786,794. Such gain is included in other non-operating income and expense in the year ended December 31, 2000. The cash flows and results of Prokaria are included in the consolidated financial statements through September 2000, revenues and net loss for the period being $32,367 and $699,418, respectively. Two of deCODE's executive officers own an aggregate 37.5% of the share capital and are board members of Prokaria.

     Subsequent to Prokaria's recapitalization, deCODE and Prokaria entered into a collaboration and research licensing agreement, the terms of which include:

     - Prokaria settled non-interest bearing debts owed deCODE amounting to $540,654.

     - deCODE sold certain intellectual property rights to certain research, including a patent application, to Prokaria in exchange for: $508,754 cash; royalties on revenue Prokaria may receive from the rights related to the patent application; and, a license for the use of the patent application rights in deCODE's own operations for the duration of the patent. The payment of $508,754 has been recognized and is included in other revenue in the year ended December 31, 2000.

     - deCODE agreed to provide certain sequencing and advisory services in exchange for appropriate fees. deCODE recognized $31,600 in other revenue in respect of such sequencing services provided during the period October to December 2000 and $322,021 in the year ended December 31, 2001.

     - Prokaria agreed to reimburse deCODE in respect of certain legal costs incurred by deCODE on Prokaria's behalf.

PROPERTY AND EQUIPMENT

     Property and equipment, substantially all located in Iceland, consist of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                              2000            2001
                                                           -----------    ------------
Building construction-in-progress........................  $ 3,539,184    $ 27,263,789
Buildings................................................    8,123,169      10,763,285
Laboratory equipment.....................................   32,400,291      29,706,265
Furniture and fixtures...................................    1,940,895       2,812,332
Other equipment..........................................      605,141       1,004,039
                                                           -----------    ------------
                                                            46,608,680      71,549,710
Less: accumulated depreciation and amortization..........   (9,507,990)    (10,342,173)
                                                           -----------    ------------
          Total..........................................  $37,100,690    $ 61,207,537
                                                           ===========    ============

     The total depreciation and amortization of property and equipment for the years ended December 31, 1999, 2000 and 2001 was, $2,791,449, $4,723,967 and
$8,870,263 respectively.

     In January 1998, deCODE purchased the building then housing its research operations and corporate headquarters for total consideration amounting to $2,375,803, comprised of cash and 74,670 shares of Series B preferred stock. In June 1998, deCODE sold the building for $2,403,846 of cash proceeds and leased it back from the counter-party (an Icelandic bank). As ownership of the property will be transferred to deCODE at the end of the lease without any further payment, the transaction has been recorded as a financing and no immediate gain was recognized.

                             deCODE GENETICS, INC.

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

     During 2000, deCODE paid $1,423,000 and was granted permission to construct a building of approximately 15,000 square meters in the University District which will house the operations of deCODE. deCODE began excavation on the site during October 2000 and, in January 2001, engaged a contractor for the construction of the building itself. Total project cost is estimated to be approximately $31 million. The building was placed into service during January 2002 at which time depreciation of the capitalized costs commenced.

     In September 2000, deCODE acquired fifty new gene sequencing machines in exchange for $13,150,000 and twenty-four of its used gene sequencing machines. This laboratory equipment was placed into service in September and October 2000 and depreciation on the equipment commenced at that time. No gain was recognized in the exchange of deCODE's used equipment. The $13,150,000 is included in accounts payable and accrued liabilities at December 31, 2000. Payment was made in February 2001 and included in investing cash flows for the purchase of property and equipment during the year ended December 31, 2001.

     In light of current conditions and pace of technological change, effective from April 1, 2001 deCODE changed the estimated useful life of sequencing instruments for purposes of depreciation to 4 years. This change in estimate had the effect of increasing depreciation expense $1.4 million in the year ended December 31, 2001.

     In December 2001, deCODE sold certain laboratory equipment for $12 million of cash proceeds and leased the equipment back from the counter-party (an Icelandic leasing company) for a three-year term. As ownership of the equipment will be transferred to deCODE at the end of the lease without any further significant payment, the transaction has been recorded as a financing and no immediate gain was recognized. In connection with this lease, deCODE has an amount equal to 75% of the remaining lease payments on deposit with an Icelandic bank.

     In addition to the building and equipment pursuant to the above sale-and-leaseback transactions, property and equipment also includes amounts for certain fixed assets financed under other capital lease obligations. Total cost and accumulated amortization relating to all of deCODE's property and equipment subject to capital lease obligations was $10,590,668 and $4,975,162, respectively, as of December 31, 2000 and $16,488,241 and $1,520,934, respectively, as of December 31, 2001.

     deCODE's capital lease obligations are collateralized by the assets to which the obligations relate. deCODE has an option to purchase all of the leased property and equipment for 0.2-3% of the original lease amount at lease end, with the exception of the leased building, in which ownership transfers upon lease expiration.

ACQUISITIONS

CYCLOPS EHF.

     In November 2000, deCODE acquired the outstanding shares of Cyclops ehf. (Cyclops), an Icelandic company performing research involving the solubility and absorption of drugs, in exchange for 107,910 shares of deCODE's common stock. In addition, deCODE issued 30,000 shares of its common stock to the selling shareholders of Cyclops in connection with the continuing employment by the two former owners of Cyclops and that are subject to repurchase by deCODE. deCODE also agreed that the same two former owners of Cyclops would receive a portion of any net royalties deCODE may earn from certain ongoing projects of
                             deCODE GENETICS, INC.

Cyclops. The consolidated financial statements include the cash flows and results of Cyclops from the date of acquisition.

     The acquisition was accounted for using the purchase method, whereby the total purchase price ($2,394,523) has been allocated to Cyclops' assets and liabilities based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of the net tangible assets acquired has been allocated to patents that are being amortized using the straight-line method over three years. Other long-term assets include the recorded amount of patents less accumulated amortization on such, together amounting to $2,252,579 and $1,199,856 as of December 31, 2000 and 2001, respectively.

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

DIGITALIS EHF.

     In January 2001, deCODE issued 20,000 shares of its common stock to several persons, including four of its employees, in consideration for all the outstanding capital stock of Digitalis ehf. (Digitalis), an Icelandic software company. The acquisition was accounted for using the purchase method, whereby the total purchase price ($210,000) has been allocated to Digitalis' assets and liabilities based on estimated fair values on the date of acquisition. The excess of purchase price over the fair value of the net tangible assets acquired has been allocated to intangibles that are being amortized using the straight-line method over two years. The consolidated financial statements include the cash flows and results of Digitalis from the date of acquisition.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           2001
                                                            -----------    -----------
Suppliers.................................................  $ 5,501,428    $14,223,265
Salaries and other employee benefits......................    2,583,131      4,285,176
Other.....................................................    1,722,922      2,656,135
Payable for laboratory equipment..........................   13,150,000              0
                                                            -----------    -----------
          Total...........................................  $22,957,481    $21,164,576
                                                            ===========    ===========

DEBT

     In December 2001, deCODE established a bridge loan with an Icelandic financial institution for the purposes of financing the construction of its new headquarters facility. Total borrowing was $27.5 million and carried an annual interest rate equal to a short-term LIBOR rate plus 0.5%. Portions of the bridge loan expired upon settlement in January and March 2002 out of the proceeds of Tier A bonds and the Tier C bonds/Tier D
                             deCODE GENETICS, INC.

bank loan, respectively, as discussed below. As deCODE intended to and did refinance the bridge loan on a long-term basis subsequent to year-end, the bridge loan has been classified as long-term as of December 31, 2001. Monies received in respect of the Tier A bonds ($13.5 million) are included in cash and cash equivalents at December 31, 2001 and monies received in respect of the Tier C bonds and the Tier D bank loan ($14.0 million) are included in restricted cash as a result of the contractual terms with the financial institution.

     In December 2001, deCODE borrowed $17.8 million from an Icelandic bank for the construction of its new headquarters facility. The borrowing is collateralized by the property and improvements and consists of: privately placed bonds (Tier A) -- approximately $13.8 million denominated in Icelandic krona and linked to the Icelandic Consumer Price Index that is payable annually beginning December 2002 and bears annual interest of 8.5% that is payable annually beginning December 2002; and, a $4.0 million bank loan (Tier B) -- denominated in U.S. dollars that is payable quarterly beginning March 2002 and bears annual interest of three-month LIBOR plus 3.0% that is payable quarterly beginning March 2002. The lender may demand prepayment of the Tier B bank loan in certain circumstances. The Tier A bonds and the Tier B bank loan were placed in January 2002 and December 2001, respectively.

     Concurrently, deCODE entered into a cross-currency swap as an economic hedge against foreign exchange rate fluctuations that may occur on Tier A bonds. As of December 31, 2001 deCODE had this outstanding contract with a face amount of $13.8 million bears annual interest of three-month LIBOR plus 2.85%. Fair value of the outstanding contract at December 31, 2001 was $14.0 million.

     In March 2002, deCODE borrowed a further $13.8 million from an Icelandic bank for the construction of its new headquarters facility. The borrowing is collateralized by the property and improvements and consists of: privately placed bonds (Tier C) -- approximately $7.3 million denominated in Icelandic krona and linked to the Icelandic Consumer Price Index that is payable in March 2007 and bears annual interest of 12.0% that is payable annually beginning March 2003; and, a $6.6 million bank loan (Tier D) -- denominated in U.S. dollars that is payable in March 2007 and bears annual interest of three-month LIBOR plus 6.0% that is payable quarterly beginning June 2002. Tier C bonds may be prepaid at each interest payment date and the Tier D bank loan may be prepaid on the anniversary date of the loan starting December 2003.

     Concurrently, deCODE entered into a cross-currency swap as an economic hedge against foreign exchange rate fluctuations that may occur on the Tier C bonds. This contract with a face amount of $7.3 million expires in March 2007 and bears annual interest of twelve-month LIBOR plus 6%.

     In connection with the Tier C bonds and the Tier D bank loan, deCODE issued a warrant giving the holder the right to purchase a total of 933,800 shares of deCODE common stock at $15.00 per share, as adjusted. The warrants expire in March 2007 and convert into shares of deCODE common stock automatically in the event the market value of a share of deCODE common stock should exceed $24.00 for thirty consecutive days of trading.

     Debt maturities, excluding capital leases, total $2,571,429 per year in each of the next five years.

DERIVATIVE FINANCIAL INSTRUMENTS

     During the normal course of business, deCODE is exposed to foreign currency risk and interest rate risk. These risks can create volatility in earnings and cash flows from period to period. deCODE's objective is to reduce volatility of earnings and cash flows associated with market risks. Derivative instruments held by the Company are used for hedging and non-speculative purposes. As of December 31, 2001, deCODE had entered into just the one cross-currency swap for purposes of managing these risks.

     deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in US Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage
                             deCODE GENETICS, INC.

interest rate and foreign currency risk arising from long-term debt obligations in Icelandic krona. For the year ended December 31, 2001 deCODE had a loss of $223,136 recorded in other non-operating expense related to a derivative instrument designated as an economic hedge of fixed rate foreign currency debt, but not qualifying for hedge accounting under SFAS 133. This instrument was recorded in other long-term liabilities as of December 31, 2001.

     The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are calculated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

LEASE COMMITMENTS

     deCODE leases certain property, laboratory equipment and other assets under obligations that expire at varying dates through 2007. At December 31, 2001, future minimum lease payments under all noncancelable leases with terms in excess of one-year are as follows:

                                                     OPERATING       CAPITAL
                                                     ----------    -----------
2002...............................................  $1,003,964    $ 5,524,141
2003...............................................     950,708      4,667,721
2004...............................................     843,097      4,671,449
2005...............................................     663,483        385,071
2006...............................................     353,875        383,458
2007 and thereafter................................     106,976        571,348
                                                     ----------    -----------
Total minimum lease payments.......................  $3,922,103     16,203,188
                                                     ==========
Less amount representing interest..................                 (1,425,450)
                                                                   -----------
Present value of future minimum lease payments.....                 14,777,738
Less: current portion..............................                 (4,855,420)
                                                                   -----------
Long-term portion..................................                $ 9,922,318
                                                                   ===========

     Rental expense for operating leases was $871,851 in the year ended December 31, 2001. Included in operating and capital lease commitments are leases on facilities that deCODE is or will be vacating during 2002 as a result of the move to the new headquarters facility. Total remaining minimum lease payments on these facilities are $3.4 million as of December 31, 2001. Management is currently assessing its alternatives with respect to these leased facilities.

SETTLEMENT AGREEMENT

     On December 31, 1997, deCODE entered into a settlement agreement (the Agreement) with The Beth Israel Deaconess Medical Center (Beth Israel) in respect of deCODE's past use of the institution's research facilities. Among other terms, the Agreement provides for the joint ownership of a specific technology associated with the linkage of a segment of DNA to the multiple sclerosis trait that was developed at the research facilities. deCODE has obtained an exclusive license from Beth Israel to develop and commercialize therapeutic and diagnostic products worldwide based on Beth Israel's interest in patents and know-how relating to the linkage between this particular segment of DNA and multiple sclerosis. The license under the patents will expire upon the expiration of the last patent to expire and thereafter the license to the know-how will be perpetual.

     Pursuant to the Agreement, on December 31, 1999 deCODE issued 10,000 shares of Series A preferred stock. The value of the shares issued ($217,500), which resulted from the difference between the contractual
                             deCODE GENETICS, INC.

share issuance price and the estimated fair value of the shares on the date of issuance, has been expensed in the statement of operations as stock-based remuneration for the year ended December 31, 1999.

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

COLLABORATIVE PARTIES

     F. Hoffman-La Roche. In February 1998, deCODE entered into a research collaboration and cross-license agreement with Roche to collaborate on the discovery of genetic variations that affect the cause of diseases for the purpose of developing new methods to diagnose diseases and obtain drug targets useful in drug discovery. Under the agreement, deCODE conducted research activities and Roche funded the collaborative gene discovery programs in twelve diseases by making specified payments according to a payment schedule. Roche's obligation under the agreement to fund these programs continued until February 1, 2002 when the term of the agreement expired. In addition to research funding payments, Roche made payments to deCODE upon the achievement of specified scientific development milestones.

     Partners HealthCare System, Inc. In May 2000, deCODE entered into a strategic alliance agreement and crosswalk development agreement with Partners HealthCare System, Inc., The General Hospital Corporation, d.b.a. Massachusetts General Hospital, and The Brigham and Women's Hospital, Inc. (collectively Partners) pursuant to which deCODE will (a) fund research by investigators of Partners pursuant to sponsored research agreements and/or clinical trial agreements to be entered into from time to time, (b) collaborate with Partners on, and provide funding for, development of an information technology bridge, called the crosswalk, to facilitate studies with the deCODE Combined Data Processing system and Partners' Research Patient Data Registry and (c) develop and market, in consultation with Partners, new information technology products and services relating to the use of the crosswalk for future pharmaceutical and biotechnology applications.

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

     The agreements are for a three-year term, which, in the case of the strategic alliance agreement, may be extended for an additional two-year term by the mutual agreement of the parties and, in the case of the crosswalk development agreement, may be extended for an additional term to be agreed upon by the parties. The agreements may also be terminated by either party if the other party is in default. In addition, deCODE may terminate the agreements under certain circumstances, including infeasibility of the alliance or if the alliance jeopardizes the mission or objectives of either party.

     F. Hoffman-La Roche. In June 2001, deCODE entered into a collaboration and cross-license agreement with Roche regarding diagnostics. Under the terms of this new agreement, deCODE is collaborating on the development and marketing of DNA-based diagnostics for major diseases, working with Roche to identify
                             deCODE GENETICS, INC.

and validate molecular targets that are useful for developing products and services that accurately establish a patient's current diagnosis, predict future risk of disease, predict drug response and determine responses to treatment or the health status of individuals and enable early prevention or treatment of disease. deCODE will also be focusing on developing informatics products and services, which will include software tools and databases. As part of the alliance deCODE has also provided Roche with access to intellectual property, including deCODE's Clinical Genome Miner. Under the agreement deCODE is or will receive payments including research funding, research milestones and royalties on any products which are commercialized. The research term under the agreement is five years.

     Genmab. In June 2001, deCODE entered into a collaboration agreement with Genmab A/S and Medarex, Inc. pursuant to which the parties are collaborating on the research, development, and commercialization of new antibody therapeutic products. Under this five year collaboration, deCODE is utilizing novel targets discovered in its research on the genetics of common diseases along with Genmab's human antibody technology. The collaboration covers a broad range of disease areas including cardiovascular disease, inflammatory disease and cancer. Together with Genmab and Medarex, deCODE will share equally in the development costs and revenues generated from the outlicensing or sales of products developed under the agreement.

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

     Affymetrix Inc. In July 2001, deCODE entered into a pharmacogenomics collaboration and license agreement with Affymetrix, Inc. Under the terms of the agreement the parties are collaborating in the research and development of gene expression tests and nucleic acid based tests to predict the response of individual patients to various drugs. deCODE is undertaking the initial research activities to be performed with respect to the initial ten drugs to be studied under the collaboration. Affymetrix will supply various chips in connection with the research. The parties will share revenues resulting from the collaboration, including those from licensing and product commercialization.

     Applied Biosystems Group. In July 2001, deCODE entered into a joint development and commercialization agreement with Applied Biosystems Group (ABG). Under the terms of the agreement, the parties are collaborating to develop and commercialise software products for the collection, organization and analysis of genotyping information. Under this agreement, deCODE and ABG have granted to each other licenses to products developed under the joint development program.

     In July 2001, deCODE also entered into a separate three-year reagent supply agreement with ABG. Under the terms of the agreement, ABG has agreed to supply and deCODE has agreed to purchase reagents and other supplies over three years, including a remaining minimum of $16.3 million through September 2002.

     Pharmacia. In December 2001, deCODE formed a pharmacogenomics alliance with Pharmacia Corporation (Pharmacia) to identify the role of genetics in the development of advanced forms of heart disease. Under the agreement, deCODE will employ its population resources and Clinical Genome Miner discovery system to find genetic markers that can be used to identify patients who are highly predisposed to progressing from an early to an advanced form of heart disease. If the results of the first phase are encouraging, Pharmacia has the option to use the genetic markers as the basis for clinical trials of cardiovascular drugs under development at Pharmacia. deCODE will receive contract fees as part of the first phase of this agreement. In addition, deCODE will receive royalties on sales of diagnostic tests as well as royalties on potential sales of cardiovascular drugs should Pharmacia exercise its licensing options in the
                             deCODE GENETICS, INC.

alliance. Pharmacia may terminate this arrangement for a full refund through April 18, 2002 for certain defined circumstances.

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

     To further facilitate deCODE's research projects and enable it to construct lists of patients with specific diseases, deCODE has also entered into collaboration agreements and arrangements with two of the largest hospitals in Iceland. Under the terms of these agreements, the hospitals provide research data. deCODE's projects are monitored by a surveillance committee that is jointly appointed with the hospitals. deCODE is obligated to pay all of the expenses (other than the hospitals' administrative expenses) incurred as a result of the collaboration. The agreements with the hospitals will continue until terminated by the parties.

     The Icelandic Health Sector Database license requires deCODE to enter into agreements with Icelandic health institutions and self-employed health service workers regarding access to and the processing of information from medical records. To date, deCODE has entered into such agreements with nine Icelandic health institutions.

ICELANDIC HEALTH SECTOR DATABASE LICENSE

     On January 22, 2000, the Ministry of Health and Social Security, or the Ministry, granted deCODE an operating license to create and run the Icelandic Health Sector Database, or the License. The License, which has a term of twelve years, allows deCODE to collect data from medical records of Icelandic healthcare institutions and self-employed healthcare professionals and to transfer such data in encrypted form into a centralized database. As required by the License and concurrently with the issuance of the License, deCODE entered into an agreement with the Ministry whereby deCODE must pay the Icelandic government a fixed annual fee of 70 million Icelandic kronas and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic kronas per year. At December 31, 2001, $1,356,590 in respect of these annual fees has been provided and is included in accounts payable and other accrued expenses. The agreement also provides that deCODE's rights to the Icelandic Health Sector Database will be transferred to the Ministry on the expiration or termination of the license, January 2012.

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

                             deCODE GENETICS, INC.

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

     In February 2000, Mannvernd, an organization known as the Association of Icelanders for Ethics in Science and Medicine, issued a press release announcing its intention to file lawsuits against the State of Iceland and any other relevant parties, including deCODE, to test the constitutionality of the Act. In its press release, Mannvernd indicated that it hopes to halt the construction and/or operation of the Icelandic Health
                             deCODE GENETICS, INC.

Sector Database. In April 2001, a lawsuit was filed against the Icelandic Directorate of Public Health but Mannvernd has not commenced litigation against deCODE; however, the ultimate resolution of this matter cannot yet be determined.

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

     Although deCODE has not yet been served with copy of the complaint, management is aware that on December 6, 2001, a purported class action alleging violations of federal securities laws was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock. The complaint names deCODE, two of its current executive officers (the "Individual Defendants"), and the two lead underwriters (the "Underwriter Defendants") for our initial public offering in July 2000 (the "IPO") as defendants.

     The plaintiff alleges violations of Section 11 of the Securities Act of 1933 against deCODE and the Individual Defendants, violations of Section 15 of the Securities Act of 1933 against the Individual Defendants and violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against the Underwriter Defendants. Generally, the complaint alleges that the Underwriter Defendants: (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the shares of deCODE's stock sold in the IPO and (ii) entered into agreements with customers whereby the Underwriter Defendants agreed to allocate shares of deCODE's stock sold in the IPO to those customers in exchange for which the customers agreed to purchase additional shares of deCODE's stock in the aftermarket at pre-determined prices. The complaint further alleges that the prospectus incorporated into the registration statement for the IPO was materially false and misleading in that it failed to disclose these arrangements. The suit seeks unspecified monetary and recissionary damages and certification of a plaintiff class consisting of all persons who purchased shares of deCODE common stock from July 7, 2000 to December 6, 2000.

     deCODE is aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before Honorable Judge Shira A. Scheindlin.

     deCODE believes that the allegations against deCODE and its officers are without merit and intends to contest them vigorously. The litigation is, however, in the preliminary stage, and deCODE cannot predict its outcome and the ultimate effect, if any, on deCODE's financial condition. In addition, it is possible that further lawsuits alleging substantially similar claims will be filed against deCODE and its officers. If deCODE is required to pay significant monetary damages as a result of such litigation its business could be significantly harmed. Even if such suit or suits conclude in its favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from the litigation and no amounts have been provided for such matters in its financial statements.

                             deCODE GENETICS, INC.

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

                             deCODE GENETICS, INC.

                                      NUMBER OF SHARES                                AMOUNT
                            -------------------------------------   -------------------------------------------
                             SERIES A     SERIES B      SERIES C      SERIES A       SERIES B        SERIES C
                            PREFERRED     PREFERRED    PREFERRED     PREFERRED       PREFERRED      PREFERRED
                              STOCK         STOCK        STOCK         STOCK           STOCK          STOCK           TOTAL
                            ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  1997....................  11,790,375             0            0   $ 12,603,990   $           0   $          0   $  12,603,990
Issuance of Series A
  preferred stock.........     120,000                                   366,000                                        366,000
Issuance of Series B
  preferred stock.........                 4,712,990                                  22,616,316                     22,616,316
Issuance of Series C
  preferred stock warrants
  and options.............                              2,500,000                                     5,000,250       5,000,250
Accretion of dividends and
  amortization of discount
  on preferred stock......                                             1,042,473       1,113,560        415,490       2,571,523
                            ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  1998....................  11,910,375     4,712,990    2,500,000     14,012,463      23,729,876      5,415,740      43,158,079
Repurchase and retirement
  of Series A preferred...  (2,358,074)                               (2,916,259)                                    (2,916,259)
Exchange of common stock
  for Series B
  preferred...............                   250,000                                   3,750,000                      3,750,000
Repurchase of Series B
  preferred stock.........                  (250,000)                                 (3,750,000)                    (3,750,000)
Repurchase of Series C
  preferred stock and held
  in treasury.............                               (100,000)                                     (224,329)       (224,329)
Issuance of Series A
  preferred stock.........      10,000                                   367,500                                        367,500
Issuance of Series B
  preferred stock.........                 5,180,824                                  71,869,064                     71,869,064
Issuance of Series C
  preferred stock and
  warrants................                              1,111,111                                     1,792,525       1,792,525
Accretion of dividends and
  amortization of discount
  on preferred stock......                                               942,183       4,266,212      2,334,392       7,542,787
                            ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  1999....................   9,562,301     9,893,814    3,511,111     12,405,887      99,865,152      9,318,328     121,589,367
Issuance of Series A
  preferred stock upon
  exercise of warrants....      61,981                                    61,981                                         61,981
Issuance of Series B
  preferred stock.........                   152,318                                   3,000,000                      3,000,000
Issuance of Series C
  preferred stock and
  warrants upon exercise
  of option...............                                555,556                                       181,400         181,400
Accretion of dividends and
  amortization of discount
  on preferred stock......                                               494,980       4,418,652      2,627,247       7,540,879
Redeemable, convertible
  preferred stock
  converted to common
  stock...................  (9,624,282)  (10,046,132)  (4,066,667)   (12,962,848)   (107,283,804)   (12,126,975)   (132,373,627)
                            ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  2000 AND 2001...........           0             0            0   $          0   $           0   $          0   $           0
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

     Options and warrants to purchase 861,112 shares of Series C preferred stock were issued to Roche in February 1998. The consideration allocated to these options and warrants was $400,250, and the resulting discount on the preferred shares was being amortized over seven years, the earliest redemption date of the Series C preferred stock. An option to purchase 555,556 shares of Series C preferred stock and an option to purchase warrants in respect of 55,556 shares of Series C preferred stock were exercised in June 2000 (refer above and below). The remaining 250,000 warrants expire in February 2007.

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

                             deCODE GENETICS, INC.

ISSUANCE OF SERIES B PREFERRED STOCK

     On June 30, 1999, deCODE entered into a Stock Purchase Agreement (the Purchase Agreement) to sell five million shares of Series B preferred stock at $7.50 per share (the Purchase Price) to a Luxembourg-based financial buyer (the Buyer). The sale closed on August 8, 1999.

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

     - The Purchase Price at which the Buyer would buy the Series B shares from deCODE would be increased to $15.00 per share (the Adjusted Purchase Price) if (i) the Buyer was able to sell at least 50% of the Series B shares at or above the Adjusted Purchase Price and (ii) the trading price in the Icelandic market remained at or above the Adjusted Purchase Price from the time of such resale through the end of 1999;

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

     Pursuant to the Series A and Series C preferred stock repurchase agreements and the Board Resolution, the initial repurchase price deCODE paid for such shares of Series A, Series B and Series C preferred stock was $7.50 per share (the Repurchase Price). deCODE paid the Repurchase Price to the selling shareholders in August 1999. However, pursuant to agreements between the respective stockholders and deCODE on July 12, 1999, it was agreed that the repurchase price paid for the Series A, Series B and Series C preferred
                             deCODE GENETICS, INC.

stock would be equal to the Purchase Price per share, net of any commission payable to the Buyer, at which deCODE sold shares of its Series B preferred stock in the August 8, 1999 offering.

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

     The incremental repurchase price per share of $6.45, or $17,467,077 in aggregate, was paid to the respective sellers of Series A, Series B and Series C preferred stock in February 2000, and accordingly, was reflected in the balance sheet at December 31, 1999 as a current liability.

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

     Of the 6,015,000 shares of common stock that were issued and paid at the inception of deCODE, 5,789,438 were issued to the founders of deCODE subject to certain vesting provisions (Founder Stock). The unvested shares of Founder Stock were subject to repurchase by deCODE at the original issue price in the event that a founder did not continue in employment, according to individual terms. All remaining Founder Stock is fully vested as of December 31, 2001.

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

                             deCODE GENETICS, INC.

     Forfeited unvested Founder Stock and unvested common stock issued upon early exercise of stock options totaling 26,977 in 2000 and 2001 were held in treasury and subsequently re-issued during those same years. At December 31, 2001, forfeited unvested common stock issued upon early exercise of stock options totaling 70,841 shares were held in treasury. At December 31, 2001, 375,020 shares of common stock that were issued upon early-exercise of stock options remained unvested.

     Notes receivable provided in connection with the purchase of common stock are collateralized only by the shares to which they relate, are payable after a fixed period of generally four years and bear a fixed interest rate of generally six percent per annum.

     Upon the closing of deCODE's public offering in July 2000, warrants to purchase 1,075,833 shares of Series A preferred stock and warrants and options to purchase 416,667 shares of Series C preferred stock automatically converted into warrants and options to purchase the same number of shares of common stock. Of these warrants, 325,000 were exercised during the period from the public offering and December 31, 2000 and 100,000 were exercised in the year ended December 31, 2001. At December 31, 2001, 1,067,500 warrants to purchase the same number of shares of common stock are outstanding. Holders of such warrants and options have the right to require deCODE to file a registration statement under the Securities Act covering the registration of their shares at any time after 180 days from the effective date of an initial registration statement if the holders of 50% of such shares demand registration. Such registration rights are subject to conditions and limitations, including the right of the underwriters of an offering to limit the number of shares of common stock which security holders may include in a registration. Further, deCODE may defer a registration for a period of 90 days if deCODE furnishes to the holders requesting registration a certificate signed by the chairman of the board stating that in the good faith judgment of the Board of Directors it would be seriously detrimental to deCODE and its stockholders for the requested registration to be effected at that time. deCODE is generally required to bear all of the expenses of such registrations, except underwriting discounts and selling commissions. Registration of any of the shares of common stock held by security holders with registration rights would result in such shares becoming freely tradable without restriction under the Securities Act immediately upon effectiveness of such registration.

STOCK OPTION PLAN

     In August 1996, deCODE adopted the deCODE genetics, Inc. 1996 Equity Incentive Plan (the "Plan"). A total of 7,000,000 options are reserved for grants under the terms of the Plan. The Plan provides for grants of stock options to employees, members of the Board of Directors, consultants and other advisors who are not employees. Options granted to date generally vest over a period of four years, generally have a maximum term of 10 years, and may contain early-exercise provisions allowing for company-provided financing of the exercise price. As of December 31, 2001, 950,188 shares were available for grant under the Plan.

                             deCODE GENETICS, INC.

     Options transactions pursuant to the Plan are summarized as follows:

                                 EXERCISE PRICE           EXERCISE PRICE           EXERCISE PRICE
                               GREATER THAN GRANT          EQUALS GRANT           LESS THAN GRANT
                             DATE STOCK FAIR VALUE    DATE STOCK FAIR VALUE    DATE STOCK FAIR VALUE           TOTAL
                             ----------------------   ----------------------   ----------------------   --------------------
                                          WEIGHTED                 WEIGHTED                 WEIGHTED                WEIGHTED
                                           AVERAGE                  AVERAGE                  AVERAGE                AVERAGE
                               NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE     NUMBER     EXERCISE
                             OF SHARES      PRICE     OF SHARES      PRICE     OF SHARES      PRICE     OF SHARES    PRICE
                             ----------   ---------   ----------   ---------   ----------   ---------   ---------   --------
Outstanding at
  December 31, 1998........    17,000      $ 4.00        15,000     $ 4.00        15,000      $0.20        47,000    $ 2.79
Granted....................         0        0.00             0       0.00       855,500       5.85       855,500      5.85
Exercised..................    (7,000)       4.00             0       0.00      (840,500)      5.62      (847,500)     5.61
Cancelled..................   (10,000)       4.00             0       0.00             0       0.00       (10,000)     4.00
                              -------      ------     ---------     ------      --------      -----     ---------    ------
Outstanding at
  December 31, 1999........         0        0.00        15,000       4.00        30,000       9.25        45,000      7.50
Granted....................     5,000       18.00       658,500      15.02       420,500       8.39     1,084,000     12.46
Exercised..................         0        0.00      (140,000)     12.54       (75,000)      0.84      (215,000)     8.46
Cancelled..................         0        0.00       (93,000)     17.86             0       0.00       (93,000)    17.86
                              -------      ------     ---------     ------      --------      -----     ---------    ------
Outstanding at
  December 31, 2000........     5,000       18.00       440,500      14.83       375,500       9.97       821,000     12.63
Granted....................   100,000        7.42     1,049,000       8.23             0       0.00     1,149,000      8.16
Exercised..................         0        0.00             0       0.00             0       0.00             0      0.00
Cancelled..................         0        0.00       (50,396)     12.04             0       0.00       (50,396)    12.04
                              -------      ------     ---------     ------      --------      -----     ---------    ------
Outstanding at
  December 31, 2001........   105,000      $ 7.92     1,439,104     $10.12       375,500      $9.97     1,919,604    $ 9.97
                              =======      ======     =========     ======      ========      =====     =========    ======

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                              OUTSTANDING
                                                        -----------------------        VESTED AND
                                                                     WEIGHTED         EXERCISABLE
                                                                      AVERAGE     --------------------
                                                                     REMAINING                WEIGHTED
                                                                    CONTRACTUAL               AVERAGE
                                                         NUMBER        LIFE        NUMBER     EXERCISE
                    EXERCISE PRICE                      OF SHARES   (IN YEARS)    OF SHARES    PRICE
                    --------------                      ---------   -----------   ---------   --------
$1.00 to $8.00........................................    654,500      9.53         84,000     $ 2.86
$8.13 to $8.65........................................    588,500      9.30         56,004       8.13
$10.00 to $18.29......................................    676,604      8.69        249,589      14.45
                                                        ---------      ----        -------     ------
$1.00 to $18.29.......................................  1,919,604      9.16        389,593     $11.04
                                                        =========      ====        =======     ======

     deCODE records deferred compensation for employee stock options based on the difference between the exercise price and the common stock fair value on the measurement date (i.e., the date on which both the number of shares to be issued and the exercise price are fixed and determinable) and records interim estimates of deferred compensation between the grant date and the measurement date. deCODE records deferred compensation for non-employee stock options based on the grant date fair value of options granted as estimated by the Black-Scholes option pricing model. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the options. Stock-based compensation expense of $5,815,010, $8,246,419 and $4,597,989 was recognized in the statements of operations during the years ended December 31, 1999, 2000 and 2001 for employee stock options, and stock-based remuneration expense of $2,498,355, $24,135 and $52,750 was recognized in the statements of operations during the years ended December 31, 1999, 2000 and 2001 for non-employee stock options.

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

     Employee stock options granted in 1997 and 1998 were amended in March 1999. Such amendment eliminated prepayment terms with respect to principal and interest pursuant to the company-provided note and fixed the interest rate at 6%. With this, these option grants, which were originally variable awards, became fixed. Total compensation measured at March 1999 with respect to the options granted in 1997 and 1998 aggregated $14,872,579. Of this amount, $1,265,947 was recognized as compensation in the consolidated statements of operations in the period January through March 1999. Compensation deferred as of and to be recognized subsequent to March 1999 with respect to the options granted in 1997 and 1998, amounted to $8,939,134.

OTHER STOCK AND STOCK OPTION ARRANGEMENTS

     In February 1998, deCODE granted a stock option to a collaborator that was not granted under the provisions of the Plan. This option was for 80,000 shares of common stock at an exercise price of $0.40 per share. The option had no vesting provisions and was immediately exercised using company-provided financing that was subsequently paid in 1999.

     In 2000, deCODE issued 20,000 shares of common stock to collaborators amounting to $415,953 in exchange for services provided. This remuneration amount was charged to expense in the statement of operations in the year ended December 31, 2000.

PRO FORMA NET LOSS PER COMMON SHARE

     Had compensation cost for all stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, deCODE's net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           2000           2001
                                                      -----------    -----------    -----------
Net loss attributable to common stockholders -- as
  reported..........................................  $62,218,278    $38,659,382    $47,838,471
Net loss attributable to common
  stockholders -- proforma..........................   58,348,278     35,862,382     49,818,838
Basic and diluted net loss per share as
  reported -- proforma..............................         9.65           1.63           1.08
Basic and diluted net loss per share................         9.05           1.52           1.12

     Pro forma net loss and net loss per share for the years ended December 31, 1999 and 2000 is less than net loss and net loss per share as reported as a result of deCODE's employee stock options initially being accounted for as variable awards under APB No. 25. The variable award accounting combined with the growth in the estimated fair value of deCODE's common stock during these years resulted in significant stock-based compensation expense being recognized in the statements of operations for 1999, 2000 and 2001 under APB No. 25. Recent stock option awards are accounted for as fixed awards under APB No. 25 with little or no compensatory element.

     The effects of applying the provisions of SFAS No. 123 on net loss and net loss per share as stated above is not necessarily representative of the effects on reported income or loss for future years due to, among other
                             deCODE GENETICS, INC.

things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years. The weighted-average grant date fair values using the Black-Scholes option pricing model were:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         2000         2001
                                                              ---------    ---------    --------
Exercise price greater than grant date stock fair value.....   $   --       $   --       $7.42
Exercise price equals grant date stock fair value...........   $   --       $ 9.82       $8.23
Exercise price less than grant date stock fair value........   $11.89       $17.65       $  --

     The fair values of the options granted during 1999, 2000 and 2001 are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends, expected volatility of 60%, 80% and 100%, respectively; expected terms of 3.9 years, 5.0 years and 5.0, respectively; and risk-free interest rates of 5.74%, 5.42% and 4.39%, respectively.

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

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          2000          2001
                                                         ----------    ----------    ----------
Research and development expense.......................  $5,566,897    $4,072,819    $3,313,456
General and administrative expense.....................   3,478,968     4,613,688     1,337,283
                                                         ----------    ----------    ----------
          Total........................................  $9,045,865    $8,686,507    $4,650,739
                                                         ==========    ==========    ==========

     Included in the above is $131,250 that was paid in the form of shares 20,669 of deCODE common stock that were issued in March 2002. Compensation related to these shares has been expensed in December 2001 and is included in accrued expenses at December 31, 2001.

     In addition, general and administrative expenses in the year ended December 31, 2000 include charitable contributions of 150,000 shares of Series B preferred stock amounting to $3.0 million and of 8,000 shares of common stock amounting to $193,992 and general and administrative expenses in the year ended December 31, 2001 include a charitable contribution of 5,000 shares of its common stock amounting to $52,500.

DEFINED CONTRIBUTION BENEFITS

     deCODE contributes to relevant pension organizations for personnel in Iceland. Certain other discretionary contributions may be made. Contributions are based on employee salaries paid and deCODE has no further liability in connection with these plans. Total contributions were $747,939, $979,306, and $1,434,368 for the years ended December 31, 1999, 2000 and 2001, respectively.

     Effective December 1, 2001, deCODE adopted a 401(k) pension plan available to eligible full-time employees in the United States. deCODE made contributions of $773 in the year ended December 31, 2001.

INCOME TAXES

     Deferred income taxes include the net effects of temporary differences between the carrying amounts for assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                             deCODE GENETICS, INC.

     deCODE's deferred tax assets (liabilities) are comprised of the following:

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
Net Operating Losses........................................  $  6,221,000    $  5,583,000
Capitalized Research and Development Costs..................     6,375,000       5,064,000
Deferred Revenue............................................       908,000         881,000
Fixed Asset Depreciation....................................      (616,000)        837,000
Patents.....................................................      (710,000)       (355,000)
Other.......................................................       268,000         503,000
                                                              ------------    ------------
          Total deferred tax asset, net.....................    12,446,000      12,513,000
Valuation Allowance.........................................   (12,446,000)    (12,513,000)
                                                              ------------    ------------
                                                              $          0    $          0
                                                              ============    ============

     The table below reconciles the expected U.S. federal income tax rate to the recorded income tax rate :

                                                              FOR THE YEARS
                                                                  ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     2001
                                                              -----    -----
Income taxes at federal statutory rates.....................  (34.0)%  (34.0)%
State income taxes, net of federal benefit..................    0.0     (0.6)
Non-deductible equity compensation..........................    7.4      3.8
Non-deductible goodwill amortization........................    4.0      0.8
Foreign rate differential...................................   10.9      3.6
Foreign deferred tax asset adjustment.......................    0.0     15.0
Foreign inflation adjustment................................   (0.6)    (8.9)
Foreign currency adjustment.................................   (0.6)    20.1
Other.......................................................    0.7      0.1
Net Change in valuation allowance...........................   12.2      0.1
                                                              -----    -----
                                                                0.0%     0.0%
                                                              =====    =====

     As of December 31, 2001, deCODE had U.S. federal net operating loss ("NOL") carryforwards of approximately $4.1 million that may be available to offset future U.S. federal income tax liabilities and expire at various dates through 2021. Also as of December 31, 2001, deCODE's Icelandic subsidiaries had NOL carryforwards of approximately $22.0 million that begin to expire in 2004. Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which are comprised principally of net operating loss carryforwards and capitalized research and experimentation costs. Management re-evaluates the positive and negative evidence periodically.

     Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

     In December 2001, the Government of Iceland enacted a change in the corporate tax rate from 30% to 18% with an effective date of January 1, 2002. As a result, the carrying value of the Icelandic deferred tax assets at December 31, 2001 were re-computed at the 18% rate, resulting in a decrease in deCODE's deferred tax assets and liabilities which was offset by a reduction in the tax valuation allowance of $7.2 million. For
                             deCODE GENETICS, INC.

Icelandic tax purposes, the Income Tax and Capital Tax Act of 1981, as amended, contains provisions that stipulate that an inflation adjustment be taken into account in the annual reporting of taxable income. For the years ended December 31, 2000 and 2001, the adjustment to taxable income was a benefit of approximately $0.7 million and 14.1 million, respectively. For periods beginning on or after January 1, 2002, the Income Tax and Capital Tax Act was amended to remove these provisions. During the year ending December 31, 2001, there was a foreign currency adjustment caused by the devaluation of the Icelandic krona against the U.S. dollar, resulting in a decrease in deCODE's deferred tax assets and liabilities which was offset by a reduction in the tax valuation allowance of $32.4 million.

SUBSEQUENT EVENTS

     MediChem. In March 2002, deCODE completed the acquisition of MediChem Life Sciences, Inc. (MediChem) in a stock-for-stock exchange to be accounted for as a purchase transaction. The acquisition gives deCODE capabilities in chemistry and structural proteomics that will be used in the implementation of its strategy of turning its targets identified by applying population genomics to common diseases into novel drugs for the market.

     Under the terms of the merger agreement, MediChem shareholders received
0.3099 shares of newly issued deCODE common stock in exchange for each MediChem share of common stock, or approximately 8.4 million shares of deCODE common stock. In addition, options to purchase approximately 1.9 million shares of MediChem common stock that vested immediately upon consummation of the merger have been assumed by deCODE, resulting in the issuance of approximately 0.6 million options to purchase deCODE common stock. Under the terms of the merger agreement, deCODE will also grant a further 136,356 deCODE stock options to certain employees of MediChem under the 1996 Equity Incentive Plan.

     The total cost of the acquisition is currently estimated to be $86.8 million consisting of the following:

                                                              (IN THOUSANDS)
Market value of deCODE common stock issued in exchange for
  outstanding MediChem common stock.........................     $79,677
Fair value of MediChem employee stock options assumed.......       3,860
Estimated direct transaction costs of deCODE, consisting
  primarily of financial advisory, legal and accounting
  fees......................................................       3,300
                                                                 -------
                                                                 $86,837
                                                                 =======

     deCODE's common stock has been valued using an average price for the period from three days before to three days after the companies reached agreement and the proposed merger was announced. The fair value of options to be assumed is estimated using the Black-Scholes method. The terms of MediChem's outstanding stock options provided that the options fully vested upon a change of control; that is, there were no unvested options upon consummation of this merger.

     deCODE will account for the acquisition of MediChem under the purchase method of accounting for business combinations as defined by Statement of Financial Accounting Standard No. 141 "Business Combinations" and, accordingly, the purchase price will be allocated to the tangible and identifiable intangible assets of MediChem acquired by deCODE and liabilities of MediChem assumed by deCODE on the basis of
                             deCODE GENETICS, INC.

their fair values on the acquisition date. deCODE has preliminarily allocated the total cost of the merger to the net assets of MediChem as follows:

                                                              (IN THOUSANDS)
Net tangible assets acquired................................     $22,095
In-process research and development.........................         483
Identifiable intangible assets..............................       5,975
Goodwill....................................................      58,284
                                                                 -------
                                                                 $86,837
                                                                 =======

     The allocation of the purchase price is preliminary and deCODE will be finalizing independent valuations of MediChem's assets and liabilities and, as such, the preliminary allocation of the purchase price could be subject to significant change. Intangible assets of MediChem identified to-date include developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. The amounts attributed to MediChem's tangible assets and liabilities acquired, as well as to identifiable intangible assets, their estimated useful lives and the amount attributed to acquired in-process research and development will ultimately be determined upon completion of the appraisals and, therefore, may be different from that presented above.

     F.Hoffman-La Roche. In January 2002, deCODE and Roche entered into a new Collaboration and Cross-License Agreement. This new, three-year alliance leverages deCODE's expanding capabilities in drug discovery into developing novel treatments for common diseases. Under this new alliance, Roche will provide research funding for a minimum of the next two years for deCODE to conduct downstream research in a selection of four diseases, with the goal of using the targets identified to discover and develop new therapeutic compounds and to take these compounds into clinical trials. Also, deCODE will receive development and regulatory approval milestone payments for therapeutic drug compounds developed pursuant to the agreement as well as royalties on Roche's sales of drugs developed under the agreement. Additionally, deCODE will pay Roche royalties should deCODE develop and market drugs for certain common diseases.

SELECTED QUARTERLY DATA (UNAUDITED)

     The following is a summary of quarterly financial results:

                                                       FOR THE THREE MONTHS ENDED
                                        ---------------------------------------------------------
                                         MARCH 31        JUNE 30      SEPTEMBER 30    DECEMBER 31
                                        -----------    -----------    ------------    -----------
FISCAL 2000
  Revenue.............................  $ 4,618,386    $ 3,828,527    $ 5,576,112     $ 7,522,631
  Operating loss......................    7,562,319     10,937,571     10,560,229      10,509,529
  Net loss............................    6,898,139     10,391,448      7,575,366       6,253,550
  Basic and diluted net loss per
     share............................         1.25           1.94           0.23            0.14
FISCAL 2001
  Revenue.............................  $ 5,032,986    $ 6,197,906    $ 9,720,955     $10,598,779
  Operating loss......................   18,185,871     13,861,572      9,946,666      10,654,063
  Net loss............................   16,087,763     12,290,505      8,867,423      10,592,780
  Basic and diluted net loss per
     share............................         0.37           0.28           0.20            0.24

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
2.1         Agreement and Plan of Merger dated as of January 7, 2002, by and among deCODE genetics, Inc., Saga Acquisition Corp, and MediChem
            Life Sciences, Inc. (Incorporated by reference to Annex A to the
            Proxy Statement/Prospectus included in Pre-Effective Amendment No. 1 to deCODE's Registration Statement on Form S-4 (Registration No.
            333-81848) filed on February 12, 2002).

3.1 Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No.
            333-31984) which became effective on July 17, 2000).

3.2 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No.
            333-31984) which became effective on July 17, 2000).

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

10.2*       1996 Equity Incentive Plan, as amended (Incorporated by reference to
            Exhibit 10.1 to the Company's Registration Statement on Form S-8
            (Registration No. 333-56996) filed on March 14, 2001.

10.3* Form of Non-Statutory Stock Option Agreement, as executed by employees and officers of deCODE genetics, Inc. who received non-statutory stock options (Incorporated by reference to Exhibit
            10.3 to the Company's Annual Report on Form 10-K filed March 23,
            2001).

10.4*       Form of Employee Proprietary Information and Inventions Agreement
            (Incorporated by reference to Exhibit 10.4 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

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

10.6*       Consultancy Contract between deCODE genetics, Inc. and Vane
            Associates, dated December 1, 1997, together with Nondisclosure
            Agreement executed by Vane Associates as of December 1, 1997, as amended (Incorporated by reference to Exhibit 10.7 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.7* Indemnity Agreement between deCODE genetics, Inc. and Sir John Vane, dated December 1, 1997 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No.
            333-31984) which became effective on July 17, 2000).

10.8* Amended and Restated Non-Recourse Promissory Note between deCODE genetics, Inc. and Hannes Smarason, dated March 24, 1999
            (Incorporated by reference to Exhibit 10.10 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.9+       Research Collaboration and Cross-license Agreement among F.
            Hoffman-La Roche Ltd, Hoffman-La Roche Inc. and deCODE genetics,
            Inc., dated February 1, 1998 (Incorporated by reference to Exhibit
            10.11 to the Company's Registration Statement on Form S-1
            (Registration No. 333-31984) which became effective on July 17,
            2000).

10.10 Amended and Restated Investor rights Agreement of deCODE genetics, Inc., dated as of February 2, 1998, as further amended and restated
            (Incorporated by reference to Exhibit 10.12 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.11*      Employment Agreement between Islensk erfoagreining ehf. and Kristjan
            Erlendsson, dated September 4, 1998 (Incorporated by reference to
            Exhibit 10.21 to the Company's Registration Statement on Form S-1
            (Registration No. 333-31984) which became effective on July 17,
            2000).

10.12 Co-operation Agreement between Reykjavik Hospital and Islensk erfoagreining ehf., dated November 4, 1998 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.13       Co-operation Agreement between the Iceland State Hospital and
            Islensk erfoagreining ehf., dated December 15, 1998 (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.14*      Non-Recourse Promissory Note between deCODE genetics, Inc. and
            Hannes Smarason, dated September 15, 1999 (Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1
            (Registration No. 333-31984) which became effective on July 17,
            2000).

10.15 Research Collaboration Agreement by and between Islenskar hveraorverur ehf. (now Prokaria, ehf.) and Islensk erfoagreining ehf., dated December 28, 1999 (Incorporated by reference to Exhibit
            10.38 to the Company's Registration Statement on Form S-1
            (Registration No. 333-31984) which became effective on July 17,
            2000).

10.16       Agreement between The Minister for Health and Social Security and
            Islensk erfoagreining ehf. relating to the Issue of an Operating
            License for the Creation and Operation of a Health Sector Database, dated January 21, 2000 (Incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (Registration
            No. 333-31984) which became effective on July 17, 2000).

10.17 Operating License issued to Islensk erfoagreining ehf., for the Creation and Operation of a Health Sector Database, dated January
            22, 2000 (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (Registration No.
            333-31984) which became effective on July 17, 2000).

10.18 Agreement between The University of Iceland, Islensk erfoagreining ehf., and the City of Reykjavik, dated February 15, 2000
            (Incorporated by reference to Exhibit 10.42 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.19*      Form of Employee Confidentiality, Invention Assignment and
            Non-Compete Agreement executed by certain officers (Incorporated by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.20       Series C Preferred Stock and Warrant Purchase Agreement between
            Roche Finance Ltd and deCODE genetics, Inc., dated as of February 1, 1998 (Incorporated by reference to Exhibit 10.45 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.21+      Strategic Alliance Agreement between Partners HealthCare System,
            Inc., The General Hospital Corporation, d.b.a. Massachusetts General
            Hospital, The Brigham and Women's Hospital, Inc. and deCODE genetics
            Ltd. (Islensk erfoagreining), dated May 11, 2000 (Incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.22+      Crosswalk Development Agreement between Partners HealthCare System,
            Inc., The General Hospital Corporation, d.b.a. Massachusetts General
            Hospital, The Brigham and Women's Hospital, Inc. and deCODE genetics
            Ltd. (Islensk erfoagreining), dated May 11, 2000 (Incorporated by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.23*      Employment Agreement between Islensk erfoagreining ehf. and Hakon
            Guobjartson, dated May 5, 1999 (Incorporated by reference to Exhibit
            10.52 to the Company's Annual Report on Form 10K filed March 23,
            2001).

10.24 Form of Contract on the Processing of Clinical Data and their Transfer to a Health Sector Database between several Health
            Institutions and Islensk erfoagreining ehf. (Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form
            10-K filed March 23, 2001).

10.25*      Amended and Restated Promissory Note, dated January 1, 2001, by
            Hannes Smarason and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on
            May 15, 2001).

10.26 Work Contract dated March 15, 2001 between Islensk erfdagreining ehf. and Eykt ehf., an Icelandic civil-works engineer, on concrete casting, external finish work, conduits and ventilation systems, electrical and specialized systems in Sturlugata 8, Reykjavik
            (Incorporated by reference to Exhibit 10.3 to the Company's
            Quarterly Report on Form 10-Q filed on May 15, 2001).

10.27*      Employment and Amended and Restated Employee Confidentiality,
            Invention Assignment and Non-Compete Agreement between deCODE genetics, Inc. and Mark Gurney, dated as of August 21, 2000 and signed on August 13, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 14,
            2001).

10.28*      Employment and Employee Confidentiality, Invention Assignment and
            Non-Compete Agreement between deCODE genetics, Inc. and Lance
            Thibault, dated February 1, 2001 and signed on June 20, 2001
            (Incorporated by reference to Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q filed on August 14, 2001).

10.29*      Employment Agreement between deCODE genetics, Inc. and Michael W.
            Young dated June 4, 2001 (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 14,
            2001).

10.30+ Collaboration Agreement between Genmab A/S, Medarex, Inc. and deCODE genetics, ehf. dated June 12, 2001 (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on
            August 14, 2001).

10.31+      Contract Services Agreement Re. Gene Expression Profiles In
            Rheumatoid Arthritis between Encode ehf. and Genmab A/S dated June
            12, 2001 (Incorporated by reference to Exhibit 10.5 to the Company's
            Quarterly Report on Form 10-Q filed on August 14, 2001).

10.32+      Collaboration and Cross-License Agreement Re. Diagnostics between F.
            Hoffman-La Roche Ltd. AG and deCODE genetics, ehf dated as of June
            29, 2001 (Incorporated by reference to Exhibit 10.6 to the Company's
            Quarterly Report on Form 10-Q filed on August 14, 2001).

10.33+ Joint Development and Commercialization Agreement between deCODE genetics, ehf. and PE Corporation (NY) through its Applied Biosystem
            Group dated July 16, 2001 (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on August 14,
            2001).

10.34+      Reagent Supply Agreement between deCODE genetics, ehf and PE
            Corporation (NY) through its Applied Biosystem Group dated July 16,
            2001 (Incorporated by reference to Exhibit 10.8 to the Company's
            Quarterly Report on Form 10-Q filed on August 14, 2001).

10.35+ Pharmacogenomics Collaboration and License Agreement between Encode ehf. and Affymetrix, Inc. dated July 16, 2001 (Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form
            10-Q filed on August 14, 2001).

10.36 Contract on Financial Leasing between Lysing hf, and Islensk erfoagreining ehf., dated as of December 13, 2001.

10.37 Land Lease Agreement between the City of Reykjavik and Islensk erfoagreining ehf., dated as of December 21, 2001.

10.38 Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfoagreining ehf., dated as of December 21, 2001.

10.39 Annex to the Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfoagreining ehf., dated as of January 4, 2002.

10.40# Loan Agreement between Sturlugata 8, ehf. and Islandsbanki-FBA, hf., dated as of December 21, 2001.

10.41# Loan Agreement between Sturlugata 8, ehf. and Islandsbanki-FBA, hf., dated as of December 27, 2001.

10.42       Currency Exchange Agreement between Sturlugata 8 ehf. and
            Islandsbanki-FBA hf., dated as of December 21, 2001.

10.43# Agreement on the Sale and Listing of Bonds Issued by Sturlugata 8 ehf. between Islandsbanki-FBA, hf. and Islensk erfoagreining ehf., dated as of December 21,2001.

10.44       General Bond with Consumer Price Index between Islandsbanki-FBA, hf.
            and Sturlugata 8 ehf., dated as of December 21, 2001.

10.45       General Bond with Consumer Price Index between Islandsbanki-FBA, hf.
            and Sturlugata 8 ehf., dated as of December 21, 2001.

10.46#      Research Collaboration and Cross-License Agreement among
            F.Hoffman-La Roche Ltd and Hoffman-La Roche Inc. and deCODE genetics, ehf. (Islensk erfoagreining), effective as of February 1, 2002.

10.47 Loan Agreement between Kristjan Erlendsson and Islensk erfoagreining ehf., dated as of October 11, 2001.

21.1        Subsidiaries of deCODE genetics, Inc.

23.1 Consent of PricewaterhouseCoopers ehf., independent public accountants.

99.1        Government Regulation on a Health Sector Database, dated January 22,
            2000 (Incorporated by reference to Exhibit 99.1 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

99.2 Act. No. 139/1998 on a Health Sector Database (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July
            17, 2000).

-----------------

+ Certain portions of this exhibit have been granted confidential treatment by the Commission. The omitted portions have been separately filed with the Commission.

*     Constitutes a management contract or compensatory plan or arrangement.

# A request for confidential treatment had been submitted with respect to this exhibit. The copy which was filed as an exhibit omits the information subject to the request for confidential treatment.