Form 10-K/A
period 2001-12-31
DECODE GENETICS INC
filed 2002-04-30
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,
         2001, OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Securities registered pursuant to Section 12d (b) of the Act:

                   Title of Each Class                         Name of Each Exchange on Which Registered
                   -------------------                         -----------------------------------------
                           None                                                   None

          Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.001 par value

                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the equity stock held by non-affiliates of the Registrant: $236,684,745 at March 31, 2002 based on the last sales price on March 28, 2002, the last trading day before that date.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2002: 53,515,390 shares of common stock $.001 par value (including 8,362,893 shares of common stock which the former shareholders of MediChem Life Sciences, Inc. ("MediChem") have the right to receive under the terms of the Agreement and Plan of Merger, dated as of January 7, 2002, by and between deCODE genetics, Inc., Saga Acquisition Corp. and MediChem).

                       Documents incorporated by reference

         None

                                EXPLANATORY NOTE

         deCODE genetics, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002, for the sole purpose of adding Items 10-13 of Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         Our Certificate of Incorporation requires that the Board of Directors be divided into three classes. The members of each class of directors serve for staggered three-year terms. The term of the Class I director, Sir John Vane, expires at our Annual Meeting in 2002, the term of the Class II directors, Jean-Francois Formela and Andre Lamotte, expires at the Annual Meeting in 2003, and the term of the Class III directors, Kari Stefansson and Terrance G. McGuire, expires at the Annual Meeting in 2004. Each of the current directors holds office until the expiration of their respective terms and until their respective successors are elected and qualified, or until death, resignation or removal.

         The name and age of each of the directors, their respective positions and the period during which each such individual has served as a director are set forth below. Additional biographical information concerning each of the directors follows the table.

DIRECTOR NAME                       AGE                       POSITION(S)                                 SINCE
-------------                       ---                       -----------                                 -----

Kari Stefansson(1)                  53               Director, Chairman of the Board,                     1996
                                                     Chief Executive Officer and President
Terrance G. McGuire(1)(2)(3)        46               Director and Vice-Chairman                           1996
Jean-Francois Formela(2)(3)         45               Director                                             1996
Andre Lamotte                       53               Director                                             1996
Sir John Vane(2)                    75               Director                                             1997

         Kari Stefansson, M.D., Dr. Med. has served as our President, Chief Executive Officer and a Director since he co-founded deCODE in August 1996. Dr. Stefansson was appointed to serve as the Chairman of our Board of Directors in December 1999. He also served as our Secretary from August 1996 to March 2001. From 1993 until April 1997, Dr. Stefansson was a professor of Neurology, Neuropathology and Neuroscience at Harvard University. In addition, from 1993 through December 1996 he was Director of Neuropathology at Beth Israel Hospital in Boston, Massachusetts. From 1983 to 1993, he held faculty positions in Neurology, Neuropathology and Neurosciences at the University of Chicago. Dr. Stefansson received his M.D. and Dr. Med. from the University of Iceland in 1976 and 1986, respectively.

         Terrance G. McGuire has served as a director since August 1996 and as Vice-Chairman of the Board of Directors since April 2000. He currently serves as Chairman of three board committees: the Compensation Committee, the Audit Committee and the Nominating Committee. He previously served as our assistant secretary from January 1998 to October 2000. Since March 1996, he has been a Founding General Partner of Polaris Venture Partners. Since 1992, he has served as a general partner of Alta V Management Partners L.P., which is the general partner of Alta V Limited Partnership. He is a director of Akamai Technologies, Inc., Aspect Medical Systems, Inc., Inspire Pharmaceuticals, Inc., Wrenchead.com, Inc., Paradigm Genetics, Inc. and several other private healthcare and information technology companies. Mr. McGuire received his B.S. in Physics and Economics from Hobart College, his M.S. in Engineering from Dartmouth College and his M.B.A. from the Harvard Business School.

         Jean-Francois Formela, M.D. has served as a director since August 1996, and as a member of our Audit Committee since February 1998. Dr. Formela is a Senior Principal of Atlas Venture. Before joining Atlas Venture in 1993, Dr. Formela was Senior Director, Medical Marketing and Scientific Affairs at Schering-Plough in the U.S. where he also held biotechnology licensing and marketing responsibilities. Dr. Formela is a director of Biochem Pharma Inc., Ciphergen Biosystems, Inc., Exelixis, Inc., Variagenics, Inc. and several private companies. Dr. Formela holds an M.D. from Paris University School of Medicine and an M.B.A. from Columbia Business School.

--------

1 Member of Nominating Committee
2 Member of Audit Committee
3 Member of Compensation Committee

         Andre Lamotte has served as a director since August 1996. In 1989, Dr. Lamotte founded Medical Science Partners, or MSP, which specializes in early stage life sciences investments, in affiliation with Harvard University, and has served as the Managing General Partner since then. Before founding MSP, Dr. Lamotte served as a General Manager at Pasteur Merieux from April 1983 to April 1988. He also currently serves as the Managing General Partner of Medical Science Partners II, L.P. and Medical Science II Co-Investment, L.P. and is the General Partner of New Medical Technologies. Dr. Lamotte is a director of Ascent Pediatrics, Inc. and Inspire Pharmaceuticals, Inc. Dr. Lamotte holds a Ph.D. in chemistry from the Massachusetts Institute of Technology and an M.B.A. from Harvard University.

         Sir John Vane has served as a director since January 1997. In 1982, Sir John received the Nobel Prize in Physiology or Medicine for his work in prostaglandins and for discovering the mode of action of aspirin. As a consultant to Squibb, he initiated the program on inhibiting angiotensin-converting enzyme which led to the marketing of Captopril. During 12 years as Director of Research and Development at the Welcome Foundation, he oversaw the development of Tracrium, Flolan, Zovirax and Lamictal. In 1986, he founded the William Harvey Research Institute and built the Institute to over 100 members, first as Chairman, then as Director General, and, since 1997, as Honorary President. Sir John graduated with a degree in Chemistry from Birmingham University, obtained a D.Phil and D.Sc in Pharmacology from Oxford University, and spent 20 years in academic research. Sir John acts as a consultant to, and board member of, several pharmaceutical and biopharmaceutical companies. Sir John also has served as a director of Vane Associates since 1997. He became a Fellow of the Royal Society in 1974, was knighted in 1984 and has received numerous other honorary fellowships and doctorates.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The name, age and position of each person who is currently serving as an executive officer (who is not also a director) is listed below, followed by summaries of their backgrounds and principal occupations. Executive officers are elected annually, and serve at the discretion of the Board of Directors.

NAME                                AGE     POSITION

Hannes Smarason                     34      Executive Vice President and Senior
                                            Business and Finance Officer
Jeffrey Gulcher                     42      Vice President, Research and Development
Mark Gurney                         47      Vice President, Pharmaceutical Discovery
Lance Thibault                      35      Chief Financial Officer and Treasurer
Michael Young                       50      Vice President, Business Development
Kristjan Erlendsson                 52      Vice President, Clinical Collaborations
Hakon Gudbjartsson                  36      Vice President, Informatics


         Hannes Smarason has served as our Executive Vice President and Senior Business and Finance Officer since March 2000. From March 1999 to March 2000, he served as our Senior Vice President, Chief Business Officer and Treasurer and from January 1997 to March 1999, he served as our Chief Financial Officer and Vice President, Business Development. Before joining us, he worked with McKinsey & Co. in Boston from 1992 through December 1996 as a consultant. Mr. Smarason received his B.S. in Mechanical Engineering and Management from the Massachusetts Institute of Technology and his M.B.A. from the Massachusetts Institute of Technology Sloan School of Management.

         Jeffrey Gulcher, M.D., Ph.D. has served as our Vice President, Research and Development since he co-founded the company in August 1996. Dr. Gulcher was on staff in the Department of Neurology at Beth Israel Hospital in Boston, Massachusetts and Harvard University Medical School from June 1993 to October 1998. Dr. Gulcher received his Ph.D. and M.D. from the University of Chicago in 1986 and 1990, respectively, and completed his neurology residency at the Longwood Program of the Neurology Department of the Harvard Medical School in 1996.

         Mark Gurney, Ph.D. joined us in August 2000 and was elected our Vice President, Pharmaceutical Discovery in October 2000. He was formerly Director, Genomics Research at Pharmacia Corporation. Prior to his positions at Pharmacia, Dr. Gurney held academic appointments in the Department of Pharmacological and Physiological Sciences at the University of Chicago and in the Department of Cell, Molecular and Structural

Biology at the Northwestern University Medical School. He received his B.A. in Biology from the University of California at San Diego in 1975 and his Ph.D. from the California Institute of Technology in 1980. In 1994, he completed his M.B.A. at Northwestern University's Kellogg School of Management.

         Lance Thibault joined deCODE in February 2001 and was named Chief Financial Officer and Treasurer in June 2001. Before joining us he was a Director with the Global Capital Markets practice of PricewaterhouseCoopers in London, England since 1997. Mr. Thibault received a B.S. in Accountancy from Bentley College in 1988 and is a CPA.

         Michael W. Young was elected to serves as our Vice President, Business Development in June 2001. Prior to joining deCODE, Mr. Young had been Vice President of Commercial Development for GTC, a subsidiary of Genzyme Corporation, since 1995. Mr. Young has held marketing, sales and business development positions with other emerging biotech and biopharm companies, including Millipore Corporation, Ventrex Laboratories, Verax Corporation and PerSeptive Biosystems. Subsequent to military service, Mr. Young completed his BA in biology from Canisius College in 1974, attended the University of Miami and Nova University (MS 1976) and attended graduate school at the Harvard University School of Public Health, Department of Nutrition.

         Kristjan Erlendsson, M.D. joined us in September 1998 to oversee collaboration projects and was elected to serve as our Vice President, Clinical Collaborations in March 1999. Since April 2002, Dr. Erlendsson has been in charge of the Icelandic Health Sector Database project at deCODE. From March 1996 to August 1998, he was Director of Hospital Affairs at Iceland's Ministry of Health and Social Security. Since 1988, Dr. Erlendsson has served as Executive Director of Medical Education at the University of Iceland. He has also been a Consultant in Internal Medicine, Allergy and Clinical Immunology at Landspitalinn University Hospital since 1985. Dr. Erlendsson received his M.D. from the University of Iceland in 1976, trained in internal medicine at the University of Connecticut-New Britain General Hospital from 1978 to 1981, and did a postdoctoral fellowship in allergy and clinical immunology at Yale University-Yale New Haven Hospital from 1981 to 1984.

         Hakon Gudbjartsson, Ph.D. has served as our Vice President, Informatics since March 2000. In 1996, Dr. Gudbjartsson joined us to direct our Department of Informatics. Dr. Guobjartsson received his B.Sc. in electrical engineering in 1990 and his M.Sc. in electrical engineering and computer science in 1992 from the University of Iceland. In 1996, he received his Ph.D. from the Massachusetts Institute of Technology and performed post-doctoral research concerning magnetic resonance imaging at Brigham and Woman's Hospital in Boston until he joined us.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Based solely upon our review of the copies of such Forms 3 and 4 we have received during the most recent fiscal year and Form 5 and amendments thereto furnished to us, we believe that all of our directors, officers and greater than 10% stockholders, have timely filed all required reports.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information concerning the annual and long-term compensation for services to us for each of the fiscal years ended December 31, 1999, 2000 and 2001 of those persons who served as (i) our chief executive officer during 2001 and (ii) our other four most highly compensated executive officers who were serving as such as of December 31, 2001 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                    Compensation
                                                                                    ------------
                                    Annual Compensation                           Stock Option Awards
                                    -------------------                           (Number Of Shares            All Other
Name And Principal Position      Year             Salary (1)      Bonus           Underlying Options)        Compensation
---------------------------      ----             ----------      -----           -------------------        ------------
Kari Stefansson                  2001              $372,597          -                      -                 $ 45,062(2)
  Chairman, President, Chief     2000               267,930          -                      -                   38,864(2)
  Executive Officer and          1999               304,551          -                      -                   43,686(2)
  Secretary

Hannes Smarason                  2001              $204,696          -                      -                     -
  Executive Vice President       2000               125,896     $ 100,000                   -                     -
  and Senior Business and        1999               146,597          -                   260,000                  -
  Finance Officer

Jeffrey Gulcher                  2001              $203,096     $  69,445                   -                 $ 12,215(2)
  Vice President, Research       2000               150,000        50,000                   -                     -
  and Development                1999               162,323          -                      -                     -

Mark Gurney(3)                   2001              $148,714     $  65,000                   -                 $ 10,498(2)
  Vice President,                2000                55,346          -                   100,000                 1,224(2)
  Pharmaceutical Discovery

Michael Young(4)                 2001              $137,083     $  48,500                100,000                  -
  Vice President, Business
  Development

1) Includes compensation paid in Icelandic kronas. Figures reflect exchange rates of 103.20, 84.70 and 72.55 Icelandic kronas to $1.00, the exchange rates determined by the Central Bank of Iceland on December 31, 2001, 2000 and 1999, respectively.
2) Includes the value of housing and an automobile provided by us for the benefit of the Named Executive Officer.
3)       Mr. Gurney was elected in October 2000.
4)       Mr. Young was elected in June 2001.

         The following table sets forth certain information concerning grants of stock options during the fiscal year ended December 31, 2001, to the Named Executive Officers:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                Percentage                                        Potential Realizable
                                                 of Total                                           Value at Assumed
                                 Number of       Options                                             Annual Rates of
                                 Securities     Granted to                                             Stock Price
                                 Underlying     Employees     Exercise or                           Appreciation for
                                  Options           in        Base Price         Expiration         Option Term (1)
           Name                   Granted      Fiscal 2001    Per Share               Date            5%           10%
           ----                   -------      -----------    ---------               ----            --           ---
Kari Stefansson..................    0               -               -                -              -            -

Hannes Smarason..................    0               -               -                -              -            -

Jeffrey Gulcher..................    0               -               -                -              -            -

Mark Gurney......................    0               -               -                -              -            -

Michael Young.................... 100,000          8.7%            $7.42           6/19/11       $467,460      $1,179,780

(1) The dollar amounts under these columns are the result of calculations assuming that the price of common stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of our stock price over the option term of 10 years.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                     Shares                         Number of
                                    Acquired                  Securities Underlying           Value of Unexercised
                                       on                       Unexercised Options            in-the-Money Options
                                     Exercise   Value          at December 31, 2001          at December 31, 2001 (1)
              Name                     (#)     Realized      Exercisable/Unexercisable      Exercisable/Unexercisable
              ----                     ---     --------      -------------------------      -------------------------
    Kari Stefansson...............       0          -              0           0                   $0           $0

    Hannes Smarason...............       0          -              0           0                    0            0

    Jeffrey Gulcher...............       0          -              0           0                    0            0

    Mark Gurney...................       0          -         33,333      66,667                    0            0

    Michael Young.................       0          -         30,000      70,000               71,400      166,600

(1) Based on the closing price on the Nasdaq Stock Market at December 31, 2001 of $9.80.

COMPENSATION ARRANGEMENTS

Director Compensation

         Our directors do not receive cash compensation for services on our Board of Directors or any board committee, except as follows. Pursuant to the terms of an agreement dated December 1, 1997 between deCODE and Vane Associates (of which Sir John Vane is a partner), Vane Associates receives $2,000 per day for each Board meeting that Sir John attends. We reimburse all directors for their expenses incurred in connection with attendance at Board of Directors and committee meetings.

Employment Agreements

         At the time of commencement of employment, our executive officers generally receive offer letters specifying basic terms and conditions of their employment. We have entered into an employment agreement with Mr. Young which stipulates that if we terminate his employment other than for "cause": (a) we are required to make a lump sum severance payment to him equal to one year of his base salary then in effect; and (b) options to purchase the lesser of (i) 20,000 shares of our common stock or (ii) the number of shares of our common stock underlying his remaining unvested options, shall become immediately exercisable. Pursuant to the terms of his agreement, Mr. Young's base salary is $235,000 per year, and he is eligible for a bonus at the determination of the Compensation Committee.

         Our executive officers have signed agreements which require them to maintain the confidentiality of our information and to assign inventions to us. These agreements also prohibit these officers from competing with us during the terms of their employment and for two years thereafter by engaging in any capacity in any business which is, or on the date of termination of their employment was, competitive with our business.

Defined Contribution Plans

         In accordance with applicable Icelandic law, deCODE contributes to relevant pension organizations for personnel in Iceland. Certain other discretionary contributions may be made. Contributions are based on employee salaries paid and deCODE has no further liability in connection with these plans. Total contributions of $1,434,368 were made for the year ended December 31, 2001.

         Effective December 1, 2001, deCODE adopted a 401(k) plan (the "401(k) Plan") available to eligible full-time employees in the United States. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($11,000 in 2002) and have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan requires that we make additional matching contributions to the 401(k) Plan on behalf of participants in the 401(k) Plan at a rate of 50% of employee contributions up to a maximum of 6% of their base salary. deCODE made contributions of $773 in the year ended December 31, 2001. Contributions by employees to the 401(k) Plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of our compensation committee are Mr. McGuire and Dr. Formela, each of whom served on the compensation committee of the Board of Directors during 2001. Mr. McGuire served as deCODE's assistant secretary from January 1998 until October 2000. Otherwise, no member of the compensation committee was at any time during 2001, or formerly, an officer or employee, and no member of the compensation committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act of 1934, as amended. No executive officer has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of our compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information as of March 31, 2002, except as otherwise noted, regarding the beneficial ownership of our common stock by (i) each current director, (ii) each Named Executive Officer,
(iii) all of our directors and executive officers as a group, and (iv) each person known to be the beneficial owner of more than five percent of the outstanding shares of the common stock.

                                                   Amount and                         Percent of
Name And Address                                   Nature of                          Outstanding
Of Beneficial Owner                                Beneficial Ownership(1)            Common Stock(2)
-------------------                                -----------------------            ---------------
SAPAC Corporation Ltd (3)                           4,483,334                                 8.3%
  124 Grenzacherstrasse
  CH-4070 Basel

Kari Stefansson                                     3,125,292                                 5.8%
  c/o deCODE genetics, Inc.
  Lynghals 1
  Reykjavik, Iceland

Hannes Smarason                                       560,000                                 1.1%

Jeffrey Gulcher                                       481,200                                   *

Mark Gurney(4)                                         43,750                                   *

Michael Young(5)                                       38,333                                   *

Jean-Francois Formela(6)                            2,340,082                                 4.4%

Terrance G. McGuire(7)                              1,380,626                                 2.6%

Andre Lamotte(8)                                      160,740                                   *

Sir John Vane(9)                                       60,000                                   *

All directors and executive officers as a
   group (12 persons) (10)                          8,415,023                                15.6%

------------------
 * Comprises less than one percent of the outstanding common stock.

1) The number of shares beneficially owned by the individuals and entities listed in the table is determined in accordance with the rules of the United States Securities and Exchange Commission, and may not be conclusive as to ownership of those securities for any other purpose. Under those rules, an individual (or entity) is deemed to beneficially own shares of common stock as to which the individual currently has certain sole or shared powers or as to which the individual can acquire such powers within 60 days by the exercise of any option, warrant or other right. We have been advised that each stockholder listed in the table has sole voting and dispositive power with respect to such shares unless otherwise noted in the footnotes below.

2) Applicable percentage of ownership is based on 53,515,390 shares of common stock outstanding on March 31, 2002 (including 8,362,893 shares of common stock which the former shareholders of MediChem Life Sciences, Inc.("MediChem") have the right to receive under the terms of the Agreement and Plan of Merger, dated as of January 7, 2002, by and between deCODE genetics, Inc., Saga Acquisition Corp. and MediChem).

3) SAPAC is successor-in-interest to Roche Finance Ltd. Includes 4,066,667 shares of common stock and 416,667 shares of common stock issuable upon exercise of warrants owned by SAPAC. Roche Holdings Ltd exercises voting and investment control over the shares held by SAPAC.

4) Represents shares of common stock issuable upon exercise of options held by Mr. Gurney.

5) Represents shares of common stock issuable upon exercise of options held by Mr. Young.

6) Includes (a) 1,042,541 shares of common stock owned by Atlas Venture Fund II, L.P., and 125,000 shares of common stock issuable upon exercise of warrants owned by Atlas Venture Fund II, L.P., and (b) 1,042,541 shares of common stock owned by Atlas Venture Europe Fund B.V., and 125,000 shares of common stock issuable upon exercise of warrants owned by Atlas Venture Europe Fund B.V., a wholly owned subsidiary of Atlas InvesteringsGoep N.V., which is a limited partner in Atlas Venture Fund II L.P. The voting and investment discretion over the shares held by Atlas Venture Fund, II, L.P. is exercised by the general partners of Atlas Venture Associates, II, L.P., its sole general partner. Dr. Formela is a general partner of Atlas Venture Associates II, L.P. along with Barry J. Fidelman and Christopher J. Spray. Dr. Formela and the other general partners of Atlas Venture Associates II, L.P. disclaim beneficial ownership of all shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein. The voting and investment discretion over the shares held by the Atlas Venture Europe Fund B.V. is exercised by the managing directors of AIG, Gerard H. Montanus and Hans Bosman.

7) Includes (a) 1,082,854 shares of common stock owned by Polaris Venture Partners, L.P. and 189,496 shares of common stock issuable upon exercise of warrants owned by Polaris Venture Partners, L.P., (b) 63,046 shares of common stock owned by Polaris Venture Partners Founders' Fund, L.P. and 11,337 shares of common stock issuable upon exercise of warrants owned by Polaris Venture Partners Founders' Fund, L.P., and (c) 33,893 shares of common stock held by Terrance McGuire TTEE, Terrance McGuire Trust -

         1999. Polaris Venture Management Co., L.L.C., the general partner of both Polaris Venture Partners, L.P. and Polaris Venture Partners Founders' Fund, L.P., exercises sole voting and investment power with respect to the shares held by the funds. Mr. McGuire is a member of Polaris Venture Management Co., L.L.C., and as such may be deemed to share voting and investment power for the shares held by the funds.

8) Includes 158,745 shares of common stock held by Medical Science II Co-Investment, L.P. and 1,995 shares of common stock held by Medical Science Management Co., Inc. Mr. Lamotte is the Managing General Partner of Medical Science II Co-Investment, L.P. and President of Medical Science Management Co., Inc.

9) Includes 30,000 shares of common stock and 30,000 shares of common stock issuable upon exercise of options held by Sir John.

10) Includes an aggregate 562,916 of shares of common stock underlying warrants and stock options granted to all directors and executive officers as a group which will have vested within sixty days after March 31, 2002. Also contains 225,000 shares of common stock held be executive officers who are not named executive officers.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 1998 and August 1999, we granted to Hannes Smarason, our Executive Vice President and Senior Business and Finance Officer, options to purchase 300,000 and 260,000 shares of our common stock, respectively. Mr. Smarason exercised his options pursuant to an early exercise right. At the times of exercise, Mr. Smarason delivered to us promissory notes in the principal amounts of $59,700 and $1,462,240. Each of these promissory notes bore interest in the amount of six percent (6%) per annum. Mr. Smarason's promissory note in the principal amount of $59,700, as initially issued and as amended in March 1999, was due and payable on January 1, 2001. Such promissory note was amended and restated as of January 1, 2001 to provide that no additional interest would accrue following such date and to extend the term of the note to January 1, 2007. Mr. Smarason's other promissory note is due and payable on November 1, 2003. The shares that Mr. Smarason purchased in 1999 vest at the rate of 1/48 on the first day of each month, commencing December 1, 1999. As of December 31, 2001, the principal and accrued interest on the notes that Mr. Smarason delivered in 1998 and 1999 was $70,798 and $1,846,339.

         On October 15, 2001, we granted Kristjan Erlendsson, VP Clinical Collaboration, a loan of $75,000, payable on October 15, 2002. Dr. Erlendsson delivered to us a promissory note in the principal amount of $75,000 which bore 12-month LIBOR interest, as determined for US dollars at any time, with a margin of six percent (6%) of the due amount or called-in amount from the due date to the date of payment. The loan is secured by the pledge of Dr. Erlendsson's 125,000 shares of deCODE common stock. As of December 31, 2001, the principal and accrued interest on the note that Dr. Erlendsson delivered in October was $76,012.

         Kari Stefansson, our Chairman, Chief Executive Officer and President, and Hannes Smarason our Executive Vice President and Senior Business Officer, are beneficial owners of 17.8% and 19.7%, respectively, of the outstanding shares of Prokaria ehf., an Icelandic company. In addition, Dr. Stefansson is Chairman of the Board, and Mr. Smarason is a director, of Prokaria. On October 2, 2000, Islensk erfoagreining ehf. and Prokaria entered into a research collaboration and license agreement on terms we believe to be no less favorable than those we could have obtained from an unrelated third party. Under the terms of the agreement, we sold certain intellectual property rights relating to thermophilic organisms, including a patent application, to Prokaria in exchange for cash, royalties on any revenues Prokaria may receive from the rights related to the patent application, and a non-transferable license regarding rights arising under the patent application during the term of the patent. In addition, we agreed to provide certain sequencing and advisory services to Prokaria in exchange for appropriate fees. During the fiscal year ended December 31, 2001, we recognized $322,021 in revenue with respect to such services

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2002.

                                                     DECODE GENETICS, INC.


                                                     /s/   Kari Stefansson
                                                     ---------------------------
                                                     Kari Stefansson
                                                     Chairman, President and
                                                     Chief Executive Officer