Form 10-Q
period 2002-03-31
DECODE GENETICS INC
filed 2002-05-15
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT


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


                        Sturlugata 8, Reykjavik, Iceland
                    (Address of Principal Executive Offices)

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

Yes X    No __


The aggregate number of shares of the registrant's common stock outstanding on April 1, 2002 was 53,515,391 shares of common stock $.001 par value (including 8,362,893 shares of common stock which the former shareholders of MediChem Life, Inc. ("MediChem") have the right to receive under the terms of the Agreement and Plan of Merger, dated as of January 7, 2002, by and between deCODE genetics, Inc., Saga Acquisition Corp. and MediChem).

                              deCODE genetics, Inc.

                                      INDEX

                                                                        Page Number
PART I. FINANCIAL INFORMATION ........................................       2

Item 1. Financial Statements .........................................       2

        Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2002 and 2001..................       2

        Condensed Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001 ......................................       3

        Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2002 and 2001..................       4

        Notes to Condensed Consolidated Financial Statements .........       5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................      13

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...      20


PART II. OTHER INFORMATION ...........................................      21

Item 1. Legal proceedings ............................................      21

Item 2. Changes in Securities and Use of Proceeds ....................      22

        (c) Recent sales of unregistered securities...................      22

        (d) Use of proceeds...........................................      22

Item 5. Other Information.............................................      23

        Risk factors .................................................      23

Item 6. Exhibits and Reports on Form 8-K .............................      33

        (a) Exhibits .................................................      33

        (b) Reports on Form 8-K ......................................      33

Signatures ...........................................................      33

Index to Exhibits   ..................................................      34

PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                              deCODE genetics, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                         2002              2001
                                                         ----              ----
REVENUE ........................................     $  9,486,159      $  5,032,986

OPERATING EXPENSES
  Research and development .....................       17,918,009        20,215,301
  General and administrative ...................        3,527,137         3,003,556
                                                     ------------      ------------
          Total operating expense ..............       21,445,146        23,218,857
                                                     ------------      ------------
Operating loss .................................      (11,958,987)      (18,185,871)
Interest income ................................          861,483         2,620,229
Other non-operating income and (expense), net ..         (429,679)         (522,121)
Taxes ..........................................                0                 0
                                                     ------------      ------------
Net loss before cumulative effect of change
  in accounting principle ......................      (11,527,183)      (16,087,763)
Cumulative effect of change in
  milestone revenue recognition method .........          333,333                 0
                                                     ------------      ------------
Net Loss .......................................     $(11,193,850)     $(16,087,763)
                                                     ============      ============

Basic and diluted net loss per share:

  Net loss before cumulative effect of change
    in accounting principle ....................     $      (0.25)     $      (0.37)
  Cumulative effect of change in
    milestone revenue recognition method .......             0.01              --
  Net Loss .....................................            (0.24)            (0.37)

Shares used in computing basic and diluted
   net loss per share ..........................       46,073,358        43,926,058


Pro forma amounts assuming new milestone revenue recognition method is applied retroactively:

  Net Loss .....................................      (11,193,850)      (16,629,430)
  Basic and diluted net loss per share .........            (0.24)            (0.38)


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     MARCH 31,           DECEMBER 31,
                                                       2002                  2001
                                                   ------------          ------------
ASSETS
Current assets:

  Cash and cash equivalents......................  $147,144,630          $153,061,132
  Restricted cash................................             0            14,000,000
  Receivables and other current assets...........    28,949,236            26,043,029
                                                   ------------          ------------
          Total current assets...................   176,093,866           193,104,161
Property and equipment, net......................    93,007,523            61,207,537
Goodwill.........................................    61,081,507                     0
Other long-term assets and deferred charges......     8,606,052             2,047,471
                                                   ------------          ------------
          Total assets...........................  $338,788,948          $256,359,169
                                                   ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses..........  $ 20,360,654          $ 21,164,576
  Current portion of capital lease obligations
    and long-term debt... .......................    19,343,009             7,426,849
  Deferred research revenue......................     5,538,885             6,147,247
                                                    ------------         ------------
          Total current liabilities..............    45,242,548            34,738,672
Capital lease obligations and long-term
  debt, net of current portion...................    39,177,891            38,850,889
Deferred research revenue........................     6,500,000             7,000,000
Other long-term liabilities......................         7,193               427,675

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none................             0                     0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares;
     Issued:  53,515,391 and 45,328,227 shares
     at March 31, 2002 and December 31, 2001,
     respectively;
     Outstanding: 53,515,391 and 45,257,386 shares
     at March 31, 2002 and December 31, 2001,
     respectively................................        53,515                45,328
  Additional paid-in capital.....................   431,479,312           351,960,182
  Notes receivable...............................    (8,579,668)          (10,788,635)
  Deferred compensation..........................    (5,262,790)           (6,173,592)
  Accumulated deficit............................  (169,786,021)         (158,592,171)
  Accumulated other comprehensive income (loss)..       (43,032)               52,596
  Treasury stock.................................             0            (1,161,775)
                                                   ------------         -------------
          Total stockholders' equity.............   247,861,316           175,341,933
                                                   ------------         -------------
          Total liabilities, and
             stockholders' equity................  $338,788,948          $256,359,169
                                                   ============         =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------
                                                            2002               2001
                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................     $ (11,193,850)     $ (16,087,763)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .................         2,854,121          2,049,770
   Purchased in-process research and development .           480,000                  0
   Equity in net earnings of affiliate ...........            17,814            (30,426)
   Amortization of deferred stock compensation ...           905,790          1,162,549
   Other stock-based remuneration and
      Stock contributions ........................                 0             52,500
   Loss on disposal of equipment .................                 0          1,607,583
   Other .........................................           316,094                  0
Changes in operating assets and liabilities:

  Receivables and other current assets ...........           509,697          7,811,190
  Accounts payable and accrued expenses ..........        (7,838,943)         3,066,593
  Deferred research revenue ......................        (1,108,362)          (541,667)
  Other long-term liabilities ....................          (420,482)           (36,201)
                                                       -------------      -------------
     Net cash used in operating activities .......       (15,478,121)          (945,872)
                                                       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ............        (5,202,693)       (20,745,984)
   Cash acquired in purchase of MediChem, net
     of transaction costs ........................         2,115,320                  0
                                                       -------------      -------------
     Net cash used in investing activities .......        (3,087,373)       (20,745,984)
                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing of building ............        14,160,443                  0
  Forfeiture of common stock .....................              (125)               (49)
  Repayment of notes receivable for common stock .            43,531            103,313
  Installment payments on capital lease
    obligations ..................................        (1,554,857)          (428,927)
                                                       -------------      -------------
     Net cash provided by (used in)
     financing activities ........................        12,648,992           (325,663)
                                                       -------------      -------------

Net decrease in cash .............................        (5,916,502)       (22,017,519)
Cash and cash equivalents at beginning of period .       153,061,132        194,144,688
                                                       -------------      -------------
Cash and cash equivalents at end of period .......     $ 147,144,630      $ 172,127,169
                                                       =============      =============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

References in this report to deCODE and "we" and "us" refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.'s wholly owned subsidiary, Islensk erfoagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries Encode ehf., deCODE Cancer ehf. and Vetrargardurinn ehf. as well as deCODE genetics, Inc.'s wholly owned subsidiary, MediChem Life Sciences, Inc., a Delaware corporation, and its subsidiaries MediChem Research, Inc., ThermoGen, Inc., Emerald BioStructures, Inc., Advanced X-Ray Analytical Services, Inc. and MediChem Management, Inc.

deCODE is a genomics and health informatics company which applies and develops modern informatics to collect and analyze data about the Icelandic population in order to develop products and services for the healthcare industry. deCODE was founded in 1996 in Reykjavik, Iceland, where its primary operations take place.

In March 2002, deCODE completed the acquisition of MediChem Life Sciences, Inc. (MediChem) in a stock-for-stock exchange accounted for as a purchase transaction. The acquisition gives deCODE capabilities in chemistry and structural proteomics that will be used in the implementation of its strategy of turning its targets identified by applying population genomics to common diseases into novel drugs for the market. Originally founded in 1987, MediChem provides contract chemistry research services specializing in chemical synthesis for new drug discovery and development for the global pharmaceutical, biotechnology, agricultural, chemical and personal care industries.

BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by deCODE, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles. deCODE believes the disclosures included in the condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in deCODE's Annual Report on Form 10-K are adequate to make the information presented not misleading.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its wholly owned subsidiaries, Islensk erfoagreining ehf. and its subsidiaries, and MediChem Life Sciences, Inc. and its subsidiaries. Historically, deCODE has conducted all of its operations through Islensk erfoagreining. No dividends have been paid by this subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.

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

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION AND DEFERRED REVENUE

Revenues from research and development collaboration agreements are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts either as contract research costs are incurred, including the percentage of completion basis, or upon the achievement of certain milestones. Such funding payments are not refundable in the event that the related efforts are not successful. Non-refundable up-front payments are deferred and recognized on a straight-line basis over the research term. Contracted chemistry services revenue from negotiated rate contracts are recognized on a per diem basis as services are rendered or on the percentage of completion method based on the ratio of costs incurred to expected total costs for fixed fee contracts based upon the terms of the underlying contract. Any losses on contracts are provided for when they are determinable and estimable. Included in revenue are billings to customers for the cost of materials purchased for performance under the contract.

Prior to January 1, 2002, deCODE recorded all milestone payments received when acknowledgement of having achieved applicable performance requirements was received from the collaborator and recognized milestone payments as revenue on a retrospective basis over the contractual term of the underlying agreement. deCODE believes the milestone payment method to be a preferable method in recognizing revenue for milestone payments made under particular contracts in that it more closely relates to the underlying activity that results in the revenue-generating milestone event under such contracts. Effective January 1, 2002, deCODE changed its method of recognizing milestone revenue to the milestone payment method for contracts where (i) the milestone event is substantive, (ii) there is substantial effort involved in achieving the milestone, (iii) the milestone payment amount is commensurate with the magnitude of the related achievement, and (iv) the associated follow-on revenue streams bear a reasonable relationship to one another. Revenue under the milestone payment method is recorded and recognized when acknowledgement of having achieved applicable performance requirements is received from the collaborator. As before, milestone payments without the above characteristics are recognized on a retrospective basis over the contractual term of the underlying agreement.

The cumulative effect of the change in accounting principle on prior years results ($333,333) is included in income in the quarter ended March 31, 2002. Had the retrospective basis of milestone revenue recognition been continued for the three-month period ended March 31, 2002, revenue, net loss and basic and diluted net loss per share would have been $9.8 million, $(11.2) million and $(0.24), respectively.

In general, prerequisites for billings are established by contractual terms including predetermined payment schedules, the achievement of contract milestones, or submission of appropriate billing detail. Unbilled costs and fees arise when revenue has been recognized but customers have not been billed. Contractual payments due to deCODE are recorded as deferred revenue until earned. The following is a summary of deferred revenue:

                                                               MARCH 31,
                                                    --------------------------------
                                                       2002                 2001
                                                    -----------          -----------
Revenue recorded during the period ended.........   $ 8,711,130          $ 4,491,319
Revenue recognized during the period ended.......    (9,486,159)          (5,032,986)
Cumulative effect of change in
  milestone revenue recognition policy...........      (333,333)                   0
                                                    -----------          -----------
                                                     (1,108,362)            (541,667)
Deferred revenue at beginning of period..........    13,147,247            4,404,999
                                                    -----------          -----------
Deferred revenue at end of period................   $12,038,885          $ 3,863,332
                                                    ===========          ===========

Revenue for the three month periods ended March 31, 2002 includes $83,160 in services provided to Prokaria, a related party.

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCK-BASED COMPENSATION AND REMUNERATION

Stock-based compensation represents the expense charged in the statements of operations relating to employee and non-employee stock options granted. Stock-based remuneration represents the expense charged in the statements of operations relating to shares of stock issued to non-employees in exchange for services provided. Stock-based compensation and remuneration are included in the condensed consolidated statements of operations in the following captions:

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                       2002                   2001
                                                   ------------          ------------
Research and development expense.................  $    582,278          $    832,730
General and administrative expense...............       323,512               329,819
                                                   ------------          ------------
          Total..................................  $    905,790          $  1,162,549
                                                   ============          ============

In addition, general and administrative expenses in the three-month period ended March 31, 2001 include a charitable contribution of 5,000 shares of common stock amounting to $52,500.

In March 2002, deCODE granted options to purchase 673,417 shares of common stock to employees under the 1996 Equity Incentive Plan (the "Plan"), including options to purchase 577,917 shares of common stock to employees in connection with the acquisition of MediChem. As of March 31, 2002, 297,122 shares were available for grant under the Plan.

In March 2002, 20,508 shares of deCODE common stock were issued to employees. Compensation related to these shares has been expensed in December 2001 and is included in accrued expenses at December 31, 2001.

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

                                                      MARCH 31,            MARCH 31,
                                                        2002                  2001
                                                    ------------          ------------
                                                      (SHARES)              (SHARES)
Warrants to purchase shares of common stock........   2,001,300             1,167,500
Options to purchase shares of common stock.........   2,573,878             1,221,000

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME (LOSS)

Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income include foreign currency translation adjustments and gains and losses on derivative financial instruments designated and effective as part of a foreign cash-flow hedge transaction. The following table presents the calculation of comprehensive income:

                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                    ------------------------------------
                                           2002              2001
                                       ------------      ------------
Net loss .........................     $(11,193,850)     $(16,087,763)
Other comprehensive income (loss):
     Foreign currency translation           (95,628)           40,459
                                       ------------      ------------
Total comprehensive income (loss)      $(11,289,478)     $(16,047,304)
                                       ============      ============

ACQUISITION OF MEDICHEM LIFE SCIENCES, INC.

Under the terms of the merger agreement, MediChem shareholders received
0.3099 shares of newly issued deCODE common stock in exchange for each MediChem share of common stock, or 8,362,893 shares of deCODE common stock. In addition, options to purchase shares of MediChem common stock that vested immediately upon consummation of the merger have been assumed by deCODE, resulting in the issuance of 577,917 options to purchase deCODE common stock. Under the terms of the merger agreement, deCODE will also grant a further 136,356 deCODE stock options to certain employees of MediChem under the 1996 Equity Incentive Plan.

The total consideration for the acquisition was approximately $86.1 million, which consists of deCODE common stock issued in exchange for outstanding MediChem common stock ($79.7 million), MediChem employee stock options assumed ($2.3 million) and estimated deCODE transaction costs ($4.1 million). deCODE's common stock issued in the exchange has been valued using an average price for the period from three days before to three days after the date the proposed merger was announced. The fair value of options to be assumed is estimated using the Black-Scholes method. The terms of MediChem's outstanding stock options provided that the options fully vested upon a change of control; that is, there were no unvested options upon consummation of this merger. deCODE's direct transaction costs consist primarily of financial advisory, legal and accounting fees.

Under the purchase method of accounting for business combinations as defined by Statement of Financial Accounting Standard No. 141, "Business Combinations", deCODE has preliminarily allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. Based upon independent valuations of the tangible and intangible assets acquired, deCODE has preliminarily allocated the total cost of the acquisition to the net assets of MediChem as follows (in millions):

Net tangible assets acquired................................     $18.7
In-process research and development.........................       0.5
Identifiable intangible assets..............................       5.8
Goodwill....................................................      61.1
                                                                 -----
                                                                 $86.1
                                                                 =====

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The in-process research and development has been charged to operations as a research and development expense in the three-month period ended March 31, 2002. Intangible assets of MediChem identified include developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. The aggregate amortization charge for these identifiable intangibles recorded in the MediChem acquistion is estimated to amount to approximately $1.2 million annually. Resulting goodwill will not be amortized but will be subject to annual impairment testing.

deCODE's statement of operations include the results of MediChem from March 18, 2002, the date of acquisition. MediChem's revenues (all of which were earned in the United States) and net loss included in deCODE's consolidated statement of operations for the three-month period ended March 31, 2002 were $0.8 million and $0.2 million, respectively. Total assets of MediChem, including goodwill and identifiable intangible assets recorded upon acquisition, amounted to approximately $104 million as of March 31, 2002.

The following unaudited pro forma financial information presents the consolidated results of deCODE as if the acquisition of MediChem occurred at the beginning of 2001. Nonrecurring charges, such as the acquired in-process research and development charge of $0.5 million, are not reflected in the following pro forma financial information. This pro forma information is not intended to be indicative of future operating results (in millions, except per share data).

                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------
                                                       2002                 2001
                                                   ------------          -----------
Total revenues...................................      $13.6                $11.2
Net loss.........................................      (14.3)               (18.5)
Basic and diluted net loss per share.............      (0.27)               (0.35)

RECENT COLLABORATIONS

Pharmacia. In December 2001, deCODE formed a pharmacogenomics alliance with Pharmacia Corporation (Pharmacia) to identify the role of genetics in the development of advanced forms of heart disease. Under the amended and restated agreement, deCODE will receive contract fees in exchange for employing its population resources and Clinical Genome Miner discovery system to find genetic markers that can be used to identify patients who are highly predisposed to progressing from an early to an advanced form of heart disease.

F.Hoffman-La Roche. In January 2002, deCODE and Roche entered into a new Collaboration and Cross-License Agreement. This new, three-year alliance leverages deCODE's expanding capabilities in drug discovery into developing novel treatments for common diseases. Under this new alliance, Roche will provide research funding for a minimum of the next two years for deCODE to conduct downstream research in a selection of four diseases, with the goal of using the targets identified to discover and develop new therapeutic compounds and to take these compounds into clinical trials. Also, deCODE may receive development and regulatory approval milestone payments for therapeutic drug compounds developed pursuant to the agreement as well as royalties on Roche's sales of drugs developed under the agreement. Additionally, deCODE may pay Roche royalties should deCODE develop and market drugs for certain common diseases.

DEBT

In December 2001, deCODE established a $27.5 million bridge loan with an Icelandic financial institution to finance the construction of its new headquarters facility. The borrowings under the bridge loan were repaid in January and March 2002 with the proceeds from deCODE's Tier A $13.5 million bond offering, Tier C $7.3 million offering of privately placed bonds and Tier D $6.7 bank loan.

The Tier A bonds are denominated in Icelandic krona and are linked to the Icelandic Consumer Price Index. The principal amount is payable annually beginning December 2002. The Tier A bonds bear annual interest of 8.5% that is payable annually beginning December 2002. The Tier C bonds are denominated in Icelandic krona and are linked to the Icelandic Consumer Price Index. The principal amount is payable in March 2007. The Tier C bonds bear annual interest of 12.0% that is payable beginning March 2003.

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Tier D bank loan is denominated in U.S. dollars. The principal amount is payable in March 2007. The Tier D bank loan bears annual interest of three-month LIBOR plus 6.0% that is payable quarterly beginning June 2002. Tier C bonds may be prepaid at each interest payment date and the Tier D bank loan may be prepaid on the anniversary date of the loan starting December 2003.

Concurrently, deCODE entered into a cross-currency swap as an economic hedge against foreign exchange rate fluctuations that may occur on the Tier C bonds. This contract with a face amount of $7.3 million expires in March 2007 and bears annual interest of twelve-month LIBOR plus 6%.

In connection with the Tier C bonds and the Tier D bank loan, deCODE issued a warrant giving the holder the right to purchase a total of 933,800 shares of deCODE common stock at $15.00 per share, as adjusted. The warrants expire in March 2007 and convert into shares of deCODE common stock automatically in the event the market value of a share of deCODE common stock should exceed $24.00 for thirty consecutive days of trading. A portion of the proceeds from the Tier C bonds and the Tier D bank loan has been allocated to the warrant ($0.7 million) and recorded to additional paid-in capital. The resulting discount on the Tier C bonds and the Tier D bank loan is being amortized to interest through March 2007.

As of March 31, 2002, deCODE's mortgage loan on its facility in Woodridge, Illinois ($11.8 million) is classified as a current liability and in April 2002 the loan was repaid in its entirety. As of May 14, 2002, deCODE is in the process of re-financing the Woodridge facility.

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

On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock. The complaint names deCODE, two of deCODE's current executive officers (the "Individual Defendants"), and the two lead underwriters (the "Underwriter Defendants") for our initial public offering in July 2000 (the "IPO") as defendants.

In the amended pleading, the plaintiff alleges violations of Section 11 of the Securities Act of 1933 and violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against deCODE, the Individual Defendants and the Underwriter Defendants. In addition, the amended complaint alleges violations of Section 15 of the Securities Act of 1933, and
Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. Generally, the
                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amended complaint alleges that the Underwriter Defendants: (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the shares of our stock sold in the IPO; (ii) entered into agreements with customers whereby the Underwriter Defendants agreed to allocate shares of our stock sold in the IPO to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices; and (iii) improperly used their analysts, who purportedly suffered from conflicts of interest, to manipulate the market. The amended complaint further alleges that the prospectus incorporated into the registration statement for the IPO was materially false and misleading in that it failed to disclose these arrangements. The amended complaint also alleges that deCODE and the Individual Defendants had numerous interactions and contacts with the Underwriters from which deCODE and the Individual Defendants either knew of, or recklessly disregarded, the Underwriters' purported wrongful acts. The suit seeks unspecified monetary and recissionary damages and certification of a plaintiff class consisting of all persons who purchased shares of our common stock from July 17, 2000 to December 6, 2000.

deCODE is aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before Honorable Judge Shira
A. Scheindlin. Pursuant to the underwriting agreement executed in connection with deCODE's IPO, deCODE has demanded indemnification from the Underwriter Defendants. The Underwriter Defendants have asserted that deCODE's request for indemnification is premature.

deCODE believes that the allegations against deCODE and deCODE's officers are without merit and deCODE intends to contest them vigorously. The litigation is, however, in the preliminary stage, and deCODE cannot predict its outcome and the ultimate effect, if any, on its financial condition. In addition, it is possible that further lawsuits alleging substantially similar claims will be filed against deCODE and its officers. If deCODE is required to pay significant monetary damages as a result of such litigation, deCODE's business could be significantly harmed. Even if such suit or suits conclude in deCODE's favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from the litigation and no amounts have been provided for such matters in these financial statements.

SEGMENT INFORMATION

Management is organizing deCODE's main business units along three avenues of commercialization: discovery services, database services, and healthcare informatics. Discovery services include the development and applications of proprietary bioinformatics tools to discover disease-related genes and associated drug targets, the development and marketing of DNA-based diagnostics for major diseases, and pharmacogenomic services. deCODE intends that this business unit will also ultimately encompass therapeutic products (of which MediChem will be a part). The database services business unit involves the commercialization of the Clinical Genome Miner, containing tools to discover or validate disease linked genes based on non-personally identifiable genotypic and phenotypic data and deCODE's genealogical database. The healthcare informatics business unit will seek to commercialize bioinformatics tools developed in deCODE's gene and drug target discovery and database efforts. Products of the healthcare informatics business unit are expected to include medical decision-support systems designed to assist the decision making process in the delivery of healthcare and privacy protection products derived from deCODE's expertise in encryption tools for complex and sensitive medical and genetic data.

To date deCODE's efforts have largely been directed toward discovery services and financial information available for evaluation by senior management and members of the Board in deciding how to allocate resources and assess performance is that of the business as a whole. Roche accounted for 46% and 99% of consolidated revenue in the three-month periods ended March 31, 2002 and 2001, respectively, and ABG accounted for 45% of consolidated revenue in the three-month period ended March 31, 2002.

                              deCODE genetics, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", the amendment to FAS 4, FASB Statement No. 64 (FAS
64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, SFAS No. 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes several other technical corrections to existing pronouncements. deCODE is required to adopt FAS 145 fiscal year 2003 and does not believe its adoption will have a significant impact on its financial position or results of operations.

OTHER

In February 2001, deCODE settled a payable for laboratory equipment of $13,150,000, which amount is included in investing cash flows for the purchase of property and equipment during the three months ended March 31, 2001.

deCODE has operating lease commitments for facilities that deCODE has or will be vacating during 2002 as a result of the move to the new headquarters facility. Management has assessed its alternatives in respect of these leased facilities, including sub-leasing, and has recorded a provision of $0.5 million in the first quarter of 2002 with respect to the remaining commitments.

In May 2002, deCODE issued 141,665 shares upon the exercise of warrants to purchase shares of common stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2002 we had an accumulated deficit of $170 million. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our commercialization of discovery efforts, technology development and construction of database services and informatics. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.

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

In December 2001, we formed a pharmacogenomics alliance with Pharmacia Corporation to identify the role of genetics in the development of advanced forms of heart disease. Under the amended and restated agreement, we will receive contract fees in exchange for employing our population resources and Clinical Genome Miner discovery system to find genetic markers that can be used to identify patients who are highly predisposed to progressing from an early to an advanced form of heart disease.

In January 2002, we entered into a new Collaboration and Cross-License Agreement with Roche. This new, three-year alliance leverages our expanding capabilities in drug discovery into developing novel treatments for common diseases. Under this new alliance, Roche will provide research funding for a minimum of the next two years for us to conduct downstream research in a selection of four diseases, with the goal of using the targets identified to discover and develop new therapeutic compounds and to take these compounds into clinical trials. Also, we may receive development and regulatory approval milestone payments for therapeutic drug compounds developed pursuant to the agreement as well as royalties on Roche's sales of drugs developed under the agreement. Additionally, we may pay Roche royalties should we develop and market drugs for certain common diseases.

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

ACQUISITION OF MEDICHEM

On March 18, 2002, we acquired MediChem Life Sciences, Inc. in a stock-for-stock exchange accounted for as a purchase transaction. The acquisition gives us capabilities in chemistry and structural proteomics that will be used in the implementation of its strategy of turning its targets identified by applying population genomics to common diseases into novel drugs for the market. Building upon the acquisition of MediChem, we will be creating an integrated biopharmaceutical company capable of bringing our own targets into proprietary drug discovery. Through the acquisition we added approximately 160 new employees and facilities in Illinois and Washington.

The total consideration for the acquisition was approximately $86.1 million, which consists of deCODE common stock issued in exchange for outstanding MediChem common stock ($79.7 million), MediChem employee stock options assumed ($2.3 million) and estimated deCODE transaction costs ($4.1 million).

We have recorded the transaction as a purchase for accounting purposes and have preliminarily allocated the purchase price, based upon independent valuations, to the assets purchased and liabilities assumed based upon their respective estimated fair values. We have preliminarily allocated the excess of the purchase price over the estimated fair market value of net tangible assets acquired to identified intangibles, including developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. In the first quarter 2002 we recorded a charge to earnings for acquired in-process research and development amounting $0.5 million. In addition, amortization charges for other identifiable intangibles recorded in the MediChem acquistion will amount to approximately $1.2 million annually. Under SFAS No. 142, resulting goodwill ($61.1 million) will not be amortized but will be subject to annual impairment testing.

Our consolidated financial statements include the cash flows and results of MediChem from March 18, 2002. MediChem's total revenue and net loss included in deCODE's consolidated three-month period ended March 31, 2002 were $0.8 million and $0.2 million, respectively. Total assets of MediChem, including goodwill and identifiable intangible assets recorded upon acquisition, amounted to approximately $104 million as of March 31, 2002.The integration of MediChem will impact our results of operations and our financial position. With MediChem, our revenues will increase but our operating expenses and likely our net losses will also increase. In addition, we expect to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact our results of operations and financial condition is largely dependant upon how quickly and in what proportion MediChem's capacity is brought to bear on our in-house programs and how much of their existing contract services business is maintained and developed.

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

Our operating results through March 31, 2002 reflect the expenses incurred in our gene discovery activities, partly offset by the revenues received pursuant to our research and development collaborations with Roche and other recent collaborations in connection with these activities. We will continue these activities, but our operating results will also reflect the substantial costs we expect to incur in building technology and services for the Clinical Genome Miner and commencing the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system. While we intend to enter into collaborations to help fund and develop the these database services, until we do so there will be no revenue from our database service activities to offset against these costs.

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

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001

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

Revenues. Our revenues from research and development collaboration agreements are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts either as contract research costs are incurred, including the percentage of completion basis, or upon the achievement of certain milestones. Such funding payments are not refundable in the event that the related efforts are not successful. Non-refundable up-front payments we receive are deferred and recognized on a straight-line basis over the research term. Our contracted chemistry services revenue from negotiated rate contracts are recognized on a per diem basis as services are rendered or on the percentage of completion method based on the ratio of costs incurred to expected total costs for fixed fee contracts based upon the terms of the underlying contract. Any losses on contracts are provided for when they are determinable and estimable. Included in revenue are billings to customers for the cost of materials purchased for performance under the contract.

Prior to January 1, 2002, we recorded all milestone payments received when acknowledgement of having achieved applicable performance requirements was received from the collaborator and we recognized milestone payments as revenue on a retrospective basis over the contractual term of the underlying agreement. We believe the milestone payment method to be a preferable method in recognizing revenue for milestone payments made under particular contracts in that it more closely relates to the underlying activity that results in the revenue-generating milestone event under such contracts. Effective January 1, 2002, we changed our method of recognizing milestone revenue to the milestone payment method for contracts where (i) the milestone event is substantive, (ii) there is substantial effort involved in achieving the milestone, (iii) the milestone payment amount is commensurate with the magnitude of the related achievement, and (iv) the associated follow-on revenue streams bear a reasonable relationship to one another. Under the milestone payment method we record revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and we recognize revenue when acknowledgement of having achieved applicable performance requirements is received from the collaborator. As before, milestone payments without the above characteristics are recognized on a retrospective basis over the contractual term of the underlying agreement.

The cumulative effect of the change in accounting principle on prior years results ($333,333) is included in income in the quarter ended March 31, 2002. Had the retrospective basis of milestone revenue recognition been continued for the three-month period ended March 31, 2002, revenue, net loss and basic and diluted net loss per share would have been $9.8 million, $(11.2) million and $(0.24), respectively.

The following is a summary of deferred revenue:

                                                               MARCH 31,
                                                    --------------------------------
                                                       2002                 2001
                                                    -----------          -----------
Revenue recorded during the period ended.........   $ 8,711,130          $ 4,491,319
Revenue recognized during the period ended.......    (9,486,159)          (5,032,986)
Cumulative effect of change in
  milestone revenue recognition policy...........      (333,333)                   0
                                                    -----------          -----------
                                                     (1,108,362)            (541,667)
Deferred revenue at beginning of period..........    13,147,247            4,404,999
                                                    -----------          -----------
Deferred revenue at end of period................   $12,038,885          $ 3,863,332
                                                    ===========          ===========

Our revenues increased to $9,486,159 for the three-month period ended March 31, 2002 as compared to $5,032,986 for the three-month period ended March 31, 2001. Revenues attributable to our research collaboration agreement with Roche were $4,318,458 for the three-month period ended March 31, 2002 as compared to $5,006,667 for the three-month period ended March 31, 2001. The $4,453,173 or 88% increase in total revenues from 2001 to 2002 principally results from work under the joint development and commercialization agreement with ABG but also from the new diagnostics and therapeutics collaborations underway with Roche.

At March 31, 2002, the total amount of deferred research revenue that will be recognized in future periods aggregated $12,038,885. Revenues recorded increased to $8,711,130 for the three-month period ended March 31, 2002 as compared to $4,491,319 for the three-month period ended March 31, 2001. The $4,219,811 or 94% increase in recorded revenues from 2001 to 2002 is also largely attributable to the work completed under the joint development and commercialization agreement with ABG.

Research and Development Expenses. Our research and development expenses decreased to $17,918,009 for the quarter ended March 31, 2002 as compared to $20,215,301 for the quarter ended March 31, 2001, a decrease of 11%. The change period-to-period is largely attributable to increased purchases in the first quarter 2001 of consumables in support of, among other things, our then new ABI Prism 3700 DNA Analyzers, as well as to a disposal of laboratory equipment in the first quarter 2001. Without regard to these first quarter 2001 transactions, research and development expenses increased approximately $3.7 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 as we continue to expand our research and development operations. We expect to continue to increase research and development spending as we pursue and expand our efforts. We also expect research and development to increase with the establishment and full integration of our new subsidiary, MediChem, as well as a result of our new diagnostics development contract with Roche, therapeutics development contract with Roche and other recent collaborations.

General and Administrative Expenses. Our general and administrative expenses increased to $3,527,137 for the quarter ended March 31, 2002 as compared to $3,003,556 for the quarter ended March 31, 2001, an increase of 17%. Our general and administrative expenses have continued to increase as a result of added salaries, contractor services and other general and administrative expenses in the continued expansion of our operations. We expect general and administrative expenses will increase as we continue to build our operations, notably with the full integration of MediChem into the business and results of operations.

Stock-Based Compensation and Remuneration. Stock-based compensation and remuneration expense was $905,790 for the quarter ended March 31, 2002 as compared to $1,162,549 for the quarter ended March 31, 2001, a decrease of 22%. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Interest Income. Our interest income decreased to $861,483 for the quarter ended March 31, 2002 as compared to $2,620,229 for the quarter ended March 31, 2001, a decrease of 67%. The decrease is attributable to the decline of prevailing interest rates but also from an overall decrease in our cash balance as we continue to use the proceeds of our initial public offering for operations.

Other non-operating income and (expense), net. Our other non-operating income and expense, net decreased to a net expense of $429,679 for the quarter ended March 31, 2002 as compared to $522,121 for the quarter ended March 31, 2000 primarily as a result of foreign exchange movements.

Income Taxes. As of March 31, 2002, we had an accumulated deficit of $170 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the quarters ended March 31, 2002 or 2001. Realization of deferred tax assets is dependent on future earnings, if any. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2001, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $4.1 million to offset future taxable income in the United States that expire at various dates through 2021. Also, as of December 31, 2001 our foreign subsidiaries had net operating loss carryforwards of approximately $22.0 million that expire in varying amounts beginning in 2004.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $11,193,850 and $0.24 for the quarter ended March 31, 2002, respectively, as compared to $16,087,763 and $0.37 for the quarter ended March 31, 2001, respectively. This is a decrease of 30% in net loss and a decrease of 35% in basic and diluted net loss per share.

Pro Forma Net Loss and Basic and Diluted Net Loss Per Share. Pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively were $11,193,850 and $0.24 for the quarter ended March 31, 2002, respectively, as compared to $16,629,430 and $0.38 for the quarter ended March 31, 2001, respectively. This is a decrease of 33% in pro forma net loss and a decrease of 37% in pro forma basic and diluted net loss per share.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments. From the beginning of 1999 to-date, we have received cash of approximately $75 million from collaborative research agreements, $183 million from the issuance of common stock, $76 million from the issuance of preferred stock and warrants, and $44 million from privately placed bonds, bank loans and equipment financing. To-date we have received approximately $66 million in research and development funding from Roche. As of March 31, 2002 future funding under terms of our existing agreements is approximately $79 million excluding milestone payments and royalties that we may earn under such collaborations.

Cash and Cash Equivalents. As of March 31, 2002, we had $147 million in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Working capital needs resulted in the net use of $8.9 million of funds in the three-month period ended March 31, 2002 as compared to $10.3 million that was provided by working capital sources in the three-month period ended March 31, 2001. As a result, although net loss decreased $4.9 million for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001, net cash used in operating activities increased $14.5 million in the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001. Most notably, in the three-month period ended March 31, 2002 we made significant payments to our vendors and particularly to ABG for reagents and other supplies. At March 31, 2002, we have a remaining commitment to ABG for purchases through September 2002 of $15.3 million.

Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the three-month period ended March 31, 2002 were $5,202,693 as compared to $20,745,984 in the three-month period ended March 31, 2001. Particularly, during the three-month period ended March 31, 2001 we expended $20.7 million in respect of the new building to house our operations in the University District of Reykjavik and we paid for the fifty new ABI Prism 3700 DNA Analyzers acquired late in 2000 ($13.1 million). During the three-month period ended March 31, 2002 we expended $3.1 million in respect of the new building. Cash acquired in the purchase of MediChem was $3.3 million and, of the $4.1 million MediChem transaction costs, $1.2 million was paid as of March 31, 2002. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities. Net cash of $12,648,992 was provided in financing activities in the three-month period ended March 31, 2002 as compared to $325,663 used in the three-month period ended March 31, 2001. $14 million of cash that was restricted as of December 31, 2001 was provided in the three-month period ended March 31, 2002 in the final financing (Tiers C and D) of our new headquarters facility. Also, installment payments on capital lease obligations have increased with new financings that were put into place during 2001. We expect to continue to finance future property and equipment purchases through similar such leasing arrangements.

In December 2001, we established a $27.5 million bridge loan with an Icelandic financial institution to finance the construction of our new headquarters facility. We repaid the borrowings under the bridge loan in January and March 2002 with the proceeds from our Tier A $13.5 million bond offering, Tier C $7.3 million offering of privately placed bonds and Tier D $6.7 bank loan.

The Tier A bonds are denominated in Icelandic krona and are linked to the Icelandic Consumer Price Index. The principal amount is payable annually beginning December 2002. The Tier A bonds bear annual interest of 8.5% that is payable annually beginning December 2002. The Tier C bonds are denominated in Icelandic krona and are linked to the Icelandic Consumer Price Index. The principal amount is payable in March 2007. The Tier C bonds bear annual interest of 12.0% that is payable beginning March 2003. The Tier D bank loan is denominated in U.S. dollars. The principal amount is payable in March 2007. The Tier D bank loan bears annual interest of three-month LIBOR plus 6.0% that is payable quarterly beginning June 2002. Tier C bonds may be prepaid at each interest payment date and the Tier D bank loan may be prepaid on the anniversary date of the loan starting December 2003.

Concurrently, we entered into a cross-currency swap as an economic hedge against foreign exchange rate fluctuations that may occur on the Tier C bonds. This contract with a face amount of $7.3 million expires in March 2007 and bears annual interest of twelve-month LIBOR plus 6%.

In connection with the Tier C bonds and the Tier D bank loan, we issued a warrant giving the holder the right to purchase a total of 933,800 shares of our common stock at $15.00 per share, as adjusted. The warrants expire in March 2007 and convert into shares of our common stock automatically in the event the market value of a share of our common stock should exceed $24.00 for thirty consecutive days of trading.

As of March 31, 2002, the mortgage loan on our facility in Woodridge, Illinois ($11.8 million) is classified as a current liability and in April 2002 we repaid the loan in its entirety. As of May 14, 2002, we are in the process of re-financing the Woodridge facility.

General. We expect cash requirements to continue to increase significantly as we: invest in genotyping, sequencing and bioinformatics capabilities; fully integrate MediChem into our operations, invest in software and hardware to support the continuing development of the database services; continue to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and continue to make improvements in existing facilities and invest in new facilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", the amendment to FAS 4, FASB Statement No. 64 (FAS
64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, SFAS No. 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes several other technical corrections to existing pronouncements. We are required to adopt FAS 145 for our fiscal year 2003 and we do not believe its adoption will have a significant impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2002, all of our cash and cash equivalents were in money market and checking accounts.

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

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk but have not yet purchased instruments to hedge these general risks through the use of derivative financial instruments.

We hold various interest rate sensitive assets and liabilities to manage the liquidity and cash needs of our day-to-day operations. As a result, we are exposed to risks due to changes in interest rates. In order to mitigate risks associated with interest rate sensitive liabilities we use interest rate derivative instruments, such as cross currency interest rate swaps, and may in future use other instruments to achieve the desired interest rate maturities and asset/liability structures.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock. The complaint names us, two of our current executive officers (the "Individual Defendants"), and the two lead underwriters (the "Underwriter Defendants") for our initial public offering in July 2000 (the "IPO") as defendants.

In the amended pleading, the plaintiff alleges violations of Section 11 of the Securities Act of 1933 and violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against us, the Individual Defendants and the Underwriter Defendants. In addition, the amended complaint alleges violations of Section 15 of the Securities Act of 1933, and
Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. Generally, the amended complaint alleges that the Underwriter
Defendants: (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the shares of our stock sold in the IPO; (ii) entered into agreements with customers whereby the Underwriter Defendants agreed to allocate shares of our stock sold in the IPO to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices; and (iii) improperly used their analysts, who purportedly suffered from conflicts of interest, to manipulate the market. The amended complaint further alleges that the prospectus incorporated into the registration statement for the IPO was materially false and misleading in that it failed to disclose these arrangements. The amended complaint also alleges that we and the Individual Defendants had numerous interactions and contacts with the Underwriters from which we and the Individual Defendants either knew of, or recklessly disregarded, the Underwriters' purported wrongful acts. The suit seeks unspecified monetary and recissionary damages and certification of a plaintiff class consisting of all persons who purchased shares of our common stock from July 17, 2000 to December 6, 2000.

We are aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before Honorable Judge Shira
A. Scheindlin. Pursuant to the underwriting agreement executed in connection with our IPO, we have demanded indemnification from the Underwriter Defendants. The Underwriter Defendants have asserted that our request for indemnification is premature.

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

Item 2.  Changes in Securities and Use of Proceeds

(c)  RECENT SALES OF UNREGISTERED SECURITIES

         During the period covered by this quarterly report on Form 10-Q, we sold the following securities that were not registered under the Securities Act:
On March 18, 2002, we issued an aggregate 20,508 shares of our common stock to five employees as performance bonus in consideration of services rendered.

         The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) as transactions not involving any public offering or Regulation S as offers and sales that occurred outside the United States. Where appropriate, the purchasers represented their intention to acquire the securities for investment only and not with a view to the distribution thereof or that they were non-U.S. persons. Appropriate legends are affixed to the stock certificates issued in those transactions. All recipients, through employment, had or had access to adequate information about the Company.

(d)      USE OF PROCEEDS

         We commenced an initial public offering of our common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to us after deduction of expenses were approximately $182.0 million. Through March 31, 2002, we have used the proceeds as follows:

         Discovery and research programs....................................... $ 75.1
         ABI Prism 3700 DNA Analyzers..........................................   13.1
         Construction of executive office and laboratory facilities............   26.8
         Construction of other laboratory facilities...........................    2.7
         Computer equipment....................................................    3.8
         Other laboratory equipment............................................    5.0
         Other property and equipment..........................................    1.5
         General and administrative activities.................................   12.6
         Installment payments on capital lease obligations.....................    3.2
         Interest..............................................................    0.5
                                                                                ------
                                                                                $144.3
                                                                                ======

         Pending use, we have invested the remaining proceeds primarily in U.S. dollar denominated money market funds but also partly in Icelandic krona denominated accounts.

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

UNCERTAINTY REGARDING THE EFFECTS OF THE MEDICHEM ACQUISITION COULD CAUSE DECODE'S CUSTOMERS OR STRATEGIC PARTNERS TO DELAY OR DEFER DECISIONS deCODE's and/or MediChem's customers and strategic partners, in response to the acquisition, may delay or defer decisions, which could have a material adverse effect on deCODE's business.

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

deCODE's development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database. As of March 31, 2002, approximately 7% of the population has exercised their rights to exclude their medical records from the database. Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in deCODE's programs could diminish its ability to develop and market information based on the use of genotypic data. If deCODE fails to successfully commercialize its database services, it will not realize revenues from this part of its business.

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

deCODE incurred a net loss of $11 million for the three months ended March 31, 2002 and has an accumulated deficit of $170 million at March 31, 2002. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, other recent collaborations and interest revenues. deCODE must increase its expenditures substantially over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner Service, the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. As a result, deCODE expects to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of operating losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.

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

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)

3.2 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)

4.1      Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA, hf.

4.2      Form of Indexed Bond (Tier A)

4.3      Form of Indexed Bond (Tier C)

10.1 Annex to the Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfoagreining ehf., dated as of January 4, 2002 (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2#    Research Collaboration and Cross-License Agreement among
         F.Hoffman-LaRoche Ltd and Hoffman-La Roche Inc. and deCODE genetics, ehf. (Islensk erfoagreining), effective as of February 2, 2002 (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.3 Currency Exchange Agreement between Vetrargarourinn ehf.and Islandsbanki-FBA, hf., dated as of March 13, 2002

10.4 General Bond with Consumer Price Index between Islandsbanki-FBA, hf. and Vetrargarourinn ehf., dated as of February 8, 2002

10.5# Loan Agreement between Islandsbanki-FBA, hf. and Vetrargarourinn ehf., dated as of March 13, 2002

18. Letter from PricewaterhouseCoopers ehf. regarding change in accounting principles

# A request for confidential treatment had been submitted with respect to this exhibit. The copy that was filed as an exhibit omits the information subject to the request for confidential treatment.

(b)  REPORTS ON FORM 8-K.

         On March 21, 2002, deCODE filed a Current Report on form 8-K dated March 18, 2002, reporting the acquisition of MediChem Life Sciences, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 2002


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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)

3.2 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)

4.1      Warrant Certificate, dated May 6, 2002, issued to Islandsbanki-FBA, hf.

4.2      Form of Indexed Bond (Tier A)

4.3      Form of Indexed Bond (Tier C)

10.1 Annex to the Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfoagreining ehf., dated as of January 4, 2002 (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2#    Research Collaboration and Cross-License Agreement among
         F.Hoffman-LaRoche Ltd and Hoffman-La Roche Inc. and deCODE genetics, ehf. (Islensk erfoagreining), effective as of February 2, 2002 (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.3 Currency Exchange Agreement between Vetrargarourinn ehf, and Islandsbanki-FBA, hf., dated as of March 13, 2002

10.4 General Bond with Consumer Price Index between Islandsbanki-FBA, hf. and Vetrargarourinn ehf., dated as of February 8, 2002

10.5# Loan Agreement between Islandsbanki-FBA, hf. and Vetrargarourinn ehf., dated as of March 13, 2002

18. Letter from PricewaterhouseCoopers ehf. regarding change in accounting principles

# A request for confidential treatment had been submitted with respect to this exhibit. The copy that was filed as an exhibit omits the information subject to the request for confidential treatment.