Form 10-Q
period 2002-06-30
DECODE GENETICS INC
filed 2002-08-14
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes  X  No
    ---    ---

The aggregate number of shares of the registrant's common stock outstanding on July 24, 2002 was 53,657,056 shares of common stock $.001 par value.

                              DECODE GENETICS, INC.

                                      INDEX

                                                                        Page Number
PART I. FINANCIAL INFORMATION ........................................       2

Item 1. Financial Statements .........................................       2

        Condensed Consolidated Statements of Operations for the
          three and six month periods ended June 30, 2002 and 2001....       2

        Condensed Consolidated Balance Sheets as of June 30, 2002
          and December 31, 2001 ......................................       3

        Condensed Consolidated Statements of Cash Flows for the
          six month periods ended June 30, 2002 and 2001..............       4

        Notes to Condensed Consolidated Financial Statements .........       5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................      12

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...      19


PART II. OTHER INFORMATION ...........................................      20

Item 1. Legal proceedings ............................................      20

Item 2. Changes in Securities and Use of Proceeds ....................      20

        (c) Recent sales of unregistered securities...................      20

        (d) Use of proceeds...........................................      20

Item 5. Other Information.............................................      21

        Risk factors .................................................      21

Item 6. Exhibits and Reports on Form 8-K .............................      29

        (a) Exhibits .................................................      29

        (b) Reports on Form 8-K ......................................      30

Signatures ...........................................................      30

Index to Exhibits   ..................................................      31

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DECODE GENETICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                    ------------------------------      ------------------------------
                                                        2002              2001              2002              2001
                                                    ------------      ------------      ------------      ------------
REVENUE .......................................     $ 13,409,787      $  6,197,906      $ 22,895,946      $ 11,230,892

OPERATING EXPENSES
  Research and development ....................       23,294,889        16,332,187        41,212,898        36,547,488
  Selling, general and administrative .........        5,839,753         3,727,291         9,366,890         6,730,847
                                                    ------------      ------------      ------------      ------------
          Total operating expense .............       29,134,642        20,059,478        50,579,788        43,278,335
                                                    ------------      ------------      ------------      ------------
Operating loss ................................      (15,724,855)      (13,861,572)      (27,683,842)      (32,047,443)
Interest income ...............................          696,084         1,903,372         1,557,567         4,523,601
Other non-operating income and (expense), net .       (1,803,077)         (332,305)       (2,232,756)         (854,426)
Taxes .........................................                0                 0                 0                 0
                                                    ------------      ------------      ------------      ------------
Net loss before cumulative effect of change
   in accounting principle ....................      (16,831,848)      (12,290,505)      (28,359,031)      (28,378,268)
Cumulative effect of change in milestone
   revenue recognition method .................                0                 0           333,333                 0
                                                    ------------      ------------      ------------      ------------
Net Loss ......................................     $(16,831,848)     $(12,290,505)     $(28,025,698)     $(28,378,268)
                                                    ============      ============      ============      ============

Basic and diluted net loss per share:

  Net loss before cumulative effect of change
     in accounting principle ..................     $      (0.32)     $      (0.28)     $      (0.57)     $      (0.64)
  Cumulative effect of change in milestone
     revenue recognition method ...............               --                --              0.01                --
  Net Loss ....................................            (0.32)            (0.28)            (0.56)            (0.64)

Shares used in computing basic and
     diluted net loss per share ...............       53,393,701        44,143,344        49,747,274        44,031,899

Pro forma amounts assuming new milestone revenue recognition method is applied retroactively:

     Net Loss .................................     $(16,831,848)     $(12,811,338)     $(28,025,698)     $(29,440,768)
     Basic and diluted net loss per share .....            (0.32)            (0.29)            (0.56)            (0.67)

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                              DECODE GENETICS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,         DECEMBER 31,
                                                           2002               2001
                                                      -------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents .....................     $ 115,429,665      $ 153,061,132
  Restricted cash ...............................                 0         14,000,000
  Receivables ...................................        17,944,239         16,826,958
  Other current assets ..........................        16,088,527          9,216,071
                                                      -------------      -------------
          Total current assets ..................       149,462,431        193,104,161
Restricted cash .................................         6,000,000                  0
Property and equipment, net .....................        98,026,781         61,207,537
Goodwill ........................................        62,067,944                  0
Other long-term assets and deferred charges .....         8,641,573          2,047,471
                                                      -------------      -------------
          Total assets ..........................     $ 324,198,729      $ 256,359,169
                                                      =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .........     $  23,088,793      $  21,164,576
  Current portion of capital lease obligations
    and long-term debt ..........................         8,022,028          7,426,849
  Deferred research revenue .....................         5,795,543          6,147,247
                                                      -------------      -------------
          Total current liabilities .............        36,906,364         34,738,672
Capital lease obligations and long-term
  debt, net of current portion ..................        49,061,742         38,850,889
Deferred research revenue .......................         6,000,000          7,000,000
Other long-term liabilities .....................             7,193            427,675

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none ...............                 0                  0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares;
     Issued: 53,657,056 and 45,328,227 shares
     at June 30, 2002 and December 31, 2001,
     respectively;
     Outstanding: 53,657,056 and 45,257,386
     shares at June 30, 2002 and
     December 31, 2001, respectively ............            53,657             45,328
  Additional paid-in capital ....................       431,740,134        351,960,182
  Notes receivable ..............................        (8,540,009)       (10,788,635)
  Deferred compensation .........................        (4,411,104)        (6,173,592)
  Accumulated deficit ...........................      (186,617,869)      (158,592,171)
  Accumulated other comprehensive income (loss) .            (1,379)            52,596
  Treasury stock ................................                 0         (1,161,775)
                                                      -------------      -------------
          Total stockholders' equity ............       232,223,430        175,341,933
                                                      -------------      -------------
          Total liabilities, and
             stockholders' equity ...............     $ 324,198,729      $ 256,359,169
                                                      =============      =============

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              DECODE GENETICS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------
                                                            2002               2001
                                                       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................     $ (28,025,698)     $ (28,378,268)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .................         6,388,847          4,755,559
   Purchased in-process research and development .           480,000                  0
   Equity in net earnings of affiliate ...........           100,000            144,311
   Amortization of deferred stock compensation ...         1,757,472          2,352,627
   Other stock-based remuneration and
      Stock contributions ........................                 0             52,500
   Loss on disposal of equipment .................                 0          1,607,583
   Litigation settlement .........................                 0          1,292,642
   Other .........................................           144,195                  0
Changes in operating assets and liabilities:
  Receivables and other current assets ...........        (3,492,663)         1,146,459
  Accounts payable and accrued expenses ..........        (2,634,236)           870,212
  Deferred research revenue ......................        (2,179,106)        10,187,501
  Unbilled research revenue ......................                 0         (5,000,000)
  Other ..........................................          (536,615)          (521,683)
                                                       -------------      -------------
     Net cash used in operating activities .......       (27,997,804)       (11,490,557)
                                                       -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ............       (13,206,885)       (27,429,569)
   Cash acquired in purchase of MediChem, net
     of transaction costs ........................          (722,877)                 0
                                                       -------------      -------------
     Net cash used in investing activities .......       (13,929,762)       (27,429,569)
                                                       -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from building financings ..............        18,694,643                  0
  Repayment of mortgage on Woodridge, IL discovery
     center ......................................       (11,644,106)                 0
  Forfeiture of common stock .....................              (125)               (50)
  Repayment of notes receivable for common stock .            83,190            231,939
  Installment payments on capital lease
    obligations ..................................        (2,837,503)          (863,789)
                                                       -------------      -------------
     Net cash provided by (used in)
       financing activities ......................         4,296,099           (631,900)
                                                       -------------      -------------
Net decrease in cash .............................       (37,631,467)       (39,552,026)
Cash and cash equivalents at beginning of period .       153,061,132        194,144,688
                                                       -------------      -------------
Cash and cash equivalents at end of period .......     $ 115,429,665      $ 154,592,662
                                                       =============      =============


                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                              DECODE GENETICS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY

References in this report to deCODE and "we" and "us" refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.'s wholly owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its Icelandic subsidiaries Encode ehf., deCODE Cancer ehf. and Vetrargardurinn ehf. as well as deCODE genetics, Inc.'s wholly owned subsidiary, MediChem Life Sciences, Inc., a Delaware corporation, and its subsidiaries MediChem Research, Inc., ThermoGen, Inc., Emerald BioStructures, Inc., Advanced X-Ray Analytical Services, Inc. and MediChem Management, Inc.

deCODE is a genomics and health informatics company which applies and develops modern informatics to collect and analyze data about the Icelandic population in order to develop products and services for the healthcare industry. deCODE was founded in 1996 in Reykjavik, Iceland.

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

deCODE's business is organized according to product development offerings and services. deCODE's product development activities encompass the company's population genetics programs aimed at creating new DNA-based diagnostics and therapeutics (of which the pharmaceuticals group forms a part). deCODE's services include pharmacogenomic and clinical trial services, the newly-acquired chemistry services business of MediChem, which includes contract work in structural biology, medicinal chemistry and scale up into the clinic, as well as a range of bioinformatics services including the Clinical Genome Miner and other bioinformatics tools developed in the course of deCODE's gene and drug target research.


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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its wholly owned subsidiaries, Islensk erfdagreining ehf. and its subsidiaries, and MediChem Life Sciences, Inc. and its subsidiaries. No dividends have been paid. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.

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

The cumulative effect of the change in accounting principle on prior years results ($333,333) is included in income in the six month period ended June 30, 2002. Had the retrospective basis of milestone revenue recognition been continued for the six month period ended June 30, 2002, revenue, net loss and basic and diluted net loss per share would have been $23.2 million, $(28.0) million and $(0.56), respectively.

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

                                     FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                        ENDED JUNE 30,                      ENDED JUNE 30,
                                ------------------------------      ------------------------------
                                    2002              2001              2002              2001
                                ------------      ------------      ------------      ------------
Revenue recorded during
   the period .............     $ 13,166,445      $ 16,927,074      $ 21,050,172      $ 21,418,393
Revenue recognized during
   the period .............      (13,409,787)       (6,197,906)      (22,895,946)      (11,230,892)
Deferred revenue recorded
   on acquisition of
   MediChem ...............                0                 0           827,403                 0
Cumulative effect of change
   in milestone revenue
   recognition policy .....                0                 0          (333,333)                0
                                ------------      ------------      ------------      ------------
                                    (243,342)       10,729,168        (1,351,704)       10,187,501
Deferred revenue at
   beginning of period ....       12,038,885         3,863,332        13,147,247         4,404,999
                                ------------      ------------      ------------      ------------
Deferred revenue at
   end of period ..........     $ 11,795,543      $ 14,592,500      $ 11,795,543      $ 14,592,500
                                ============      ============      ============      ============


Revenue for the six month period ended June 30, 2002 includes $46,427, net in services provided to Prokaria, a related party.

                              DECODE GENETICS, INC.

Roche accounted for 28% and 97% of consolidated revenue in the three month periods ended June 30, 2002 and 2001, respectively, and ABG accounted for 30% of consolidated revenue in the three month period ended June 30, 2002. Roche accounted for 35% and 98% of consolidated revenue in the six month periods ended June 30, 2002 and 2001, respectively, and ABG accounted for 36% of consolidated revenue in the six month period ended June 30, 2002.


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

                                      FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                          ENDED JUNE 30,            ENDED JUNE 30,
                                     -----------------------    -----------------------
                                        2002         2001          2002         2001
                                     ----------   ----------    ----------   ----------
Research and development expense...  $  606,446   $  762,562    $1,188,723   $1,595,292
Selling, general and administrative
   expense.........................     245,238      427,516       568,750      757,335
                                     ----------   ----------    ----------   ----------
          Total....................  $  851,684   $1,190,078    $1,757,473   $2,352,627
                                     ==========   ==========    ==========   ==========


In addition, general and administrative expenses in the six month period ended June 30, 2001 includes a charitable contribution of 5,000 shares of common stock amounting to $52,500.

In March 2002, deCODE granted options to purchase 673,417 shares of common stock to employees under the 1996 Equity Incentive Plan (the "Plan"), including options to purchase 577,917 shares of common stock to employees in connection with the acquisition of MediChem. As of June 30, 2002, 316,730 shares were available for grant under the Plan.

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

                                                          JUNE 30,          JUNE 30,
                                                            2002              2001
                                                        ------------      ------------
                                                          (SHARES)          (SHARES)
Warrants to purchase shares of common stock........       1,851,300         1,167,500
Options to purchase shares of common stock.........       2,554,270         1,526,000

                              DECODE GENETICS, INC.

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

                                    FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                       ENDED JUNE 30,                      ENDED JUNE 30,
                               ------------------------------      ------------------------------
                                   2002              2001              2002              2001
                               ------------      ------------      ------------      ------------
Net loss .................     $(16,831,848)     $(12,290,505)     $(28,025,698)     $(28,378,268)
Other comprehensive income
   (loss):
      Foreign currency
         translation .....           41,653           143,954           (53,975)          184,413
                               ------------      ------------      ------------      ------------
Total comprehensive income
   (loss) ................     $(16,790,195)     $(12,146,551)     $(28,079,673)     $(28,193,855)
                               ============      ============      ============      ============

ACQUISITION OF MEDICHEM LIFE SCIENCES, INC.

Under the terms of the merger agreement, MediChem shareholders received 0.3099 shares of newly issued deCODE common stock in exchange for each MediChem share of common stock, or 8,362,893 shares of deCODE common stock. In addition, options to purchase shares of MediChem common stock that vested immediately upon consummation of the merger have been assumed by deCODE, resulting in the issuance of 577,917 options to purchase deCODE common stock. In accordance with the terms of the merger agreement, in July 2002 deCODE also granted a further 136,356 deCODE stock options to certain employees of MediChem under the 1996 Equity Incentive Plan.

The total consideration for the acquisition was approximately $86.0 million, which consists of deCODE common stock issued in exchange for outstanding MediChem common stock ($79.7 million), MediChem employee stock options assumed ($2.3 million) and estimated deCODE transaction costs ($4.0 million). deCODE's common stock issued in the exchange has been valued using an average price for the period from three days before to three days after the date the proposed merger was announced. The fair value of options to be assumed is estimated using the Black-Scholes method. The terms of MediChem's outstanding stock options provided that the options fully vested upon a change of control; that is, there were no unvested options upon consummation of this merger. deCODE's direct transaction costs consist primarily of financial advisory, legal and accounting fees.

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

Net tangible assets acquired................................     $17.3
In-process research and development.........................       0.5
Identifiable intangible assets..............................       6.1
Goodwill....................................................      62.1
                                                                 -----
                                                                 $86.0
                                                                 =====

                              DECODE GENETICS, INC.

The in-process research and development has been charged to operations as a research and development expense in the six month period ended June 30, 2002. Intangible assets of MediChem identified include developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. The aggregate amortization charge for these identifiable intangibles recorded in the MediChem acquisition is estimated to amount to approximately $1.2 million annually. Resulting goodwill will not be amortized but will be subject to annual impairment testing.

deCODE's statements of operations include the results of MediChem from March 18, 2002, the date of acquisition. The following unaudited pro forma financial information presents the consolidated results of deCODE as if the acquisition of MediChem occurred at the beginning of 2001. Nonrecurring charges, such as the acquired in-process research and development charge of $0.5 million, are not reflected in the following pro forma financial information. This pro forma information is not intended to be indicative of future operating results (in millions, except per share data).

                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------
Total revenues .................................     $     27.0      $     16.2
Net loss .......................................          (32.6)          (32.6)
Basic and diluted net loss per share ...........          (0.61)          (0.62)


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

                              DECODE GENETICS, INC.

consecutive days of trading. A portion of the proceeds from the Tier C bonds and the Tier D bank loan has been allocated to the warrant ($0.7 million) and recorded to additional paid-in capital. The resulting discount on the Tier C bonds and the Tier D bank loan is being amortized to interest through March 2007.

In June 2002, MediChem Research Inc. executed a mortgage for $11.8 million with a financial institution for its Woodridge, IL discovery center. The debt carries an interest rate of three-month LIBOR + 1.75%, is payable $49,167 monthly for five years with a final payment of $8.8 million due in 2007. The mortgage is collateralized by restricted cash reserves totaling $6,000,000.

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

                             DECODE GENETICS, INC.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4 (FAS 4), "Reporting Gains and Losses from Extinguishment of Debt", the amendment to FAS 4, FASB Statement No. 64 (FAS
64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". In addition, SFAS No. 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes several other technical corrections to existing pronouncements. deCODE is required to adopt FAS 145 for fiscal year 2003 and does not believe its adoption will have a significant impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.

OTHER

In February 2001, deCODE settled a payable for laboratory equipment of $13,150,000, which amount is included in investing cash flows for the purchase of property and equipment during the three months ended March 31, 2001.

In 2002, deCODE completed the move to its new headquarters facility in Reykjavik's University district. As of June 30, 2002, a portion ($0.9 million) of the amount remaining owed the contractor on the building is payable in December 2002 and may be satisfied, according to agreed terms and at deCODE's option, upon the issuance of deCODE common stock; the number of which will be determined based upon the then fair market value of deCODE common stock.

deCODE has operating lease commitments for facilities that deCODE has or will be vacating during 2002 as a result of the move to the new headquarters facility. Management has assessed its alternatives in respect of these leased facilities, including sub-leasing, and has recorded a provision of $0.6 million in the six month period ended June 30, 2002 with respect to the remaining commitments.

In May 2002, deCODE issued 141,665 shares of common stock upon the exercise of warrants to purchase shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors included in Item 5 - Other Information.

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

Our business is organized according to product development offerings and services. Our product development activities encompass our population genetics programs aimed at creating new DNA-based diagnostics and therapeutics (of which the pharmaceuticals group forms a part). Our services include pharmacogenomic and clinical trial services, the newly-acquired chemistry services business of MediChem, which includes contract work in structural biology, medicinal chemistry and scale up into the clinic, as well as a range of bioinformatics services including the Clinical Genome Miner and other bioinformatics tools developed in the course of our gene and drug target research.

We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2002 we had an accumulated deficit of $187 million. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our commercialization of discovery efforts, technology development, drug discovery and construction of database services and informatics. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.

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

The total consideration for the acquisition was approximately $86.0 million, which consists of deCODE common stock issued in exchange for outstanding MediChem common stock ($79.7 million), MediChem employee stock options assumed ($2.3 million) and estimated deCODE transaction costs ($4.0 million).

We have recorded the transaction as a purchase for accounting purposes and have preliminarily allocated the purchase price, based upon independent valuations, to the assets purchased and liabilities assumed based upon their respective estimated fair values. We have preliminarily allocated the excess of the purchase price over the estimated fair market value of net tangible assets acquired to identified intangibles, including developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. In the first quarter 2002 we recorded a charge to earnings for acquired in-process research and development amounting $0.5 million. In addition, amortization charges for other identifiable intangibles recorded in the MediChem acquisition will amount to approximately $1.2 million annually. Under SFAS No. 142, resulting goodwill ($62.1 million) will not be amortized but will be subject to annual impairment testing.

Our consolidated financial statements include the cash flows and results of MediChem from March 18, 2002. The integration of MediChem will impact our results of operations and our financial position. With MediChem, our revenues will increase but our operating expenses will increase and, at least for the near term, likely our net losses will increase. In addition, we expect to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact our results of operations and financial condition is largely dependant upon how quickly and in what proportion MediChem's capacity is brought to bear on our in-house programs and how much of their existing contract services business is maintained and developed.

Our statements of operations include the results of MediChem from March 18, 2002, the date of acquisition. The following unaudited pro forma financial information presents our consolidated results as if the acquisition of MediChem occurred at the beginning of 2001. Nonrecurring charges, such as the acquired in-process research and development charge of $0.5 million, are not reflected in the following pro forma financial information. This pro forma information is not intended to be indicative of future operating results (in millions, except per share data).

                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------
Total revenues .................................     $     27.0      $     16.2
Net loss .......................................          (32.6)          (32.6)
Basic and diluted net loss per share ...........          (0.61)          (0.62)

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

Our operating results through June 30, 2002 reflect the expenses incurred in our gene discovery and other activities, partly offset by the revenues received in connection with these activities. We will continue these activities, but our operating results will also reflect the substantial costs we expect to incur in building technology and services for the Clinical Genome Miner and commencing the development of the Icelandic Health Sector Database and the deCODE Combined Data Processing system. While we intend to enter into collaborations to help fund and develop the these database services, until we do so there will be no revenue from our database service activities to offset against these costs.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

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

The cumulative effect of the change in accounting principle on prior years results ($333,333) is included in income in the six month period ended June 30, 2002. Had the retrospective basis of milestone revenue recognition been continued for the six month period ended June 30, 2002, revenue, net loss and basic and diluted net loss per share would have been $23.2 million, $(28.0) million and $(0.56), respectively.

The following is a summary of deferred revenue:

                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                     ENDED JUNE 30,              ENDED JUNE 30,
                              -------------------------    -------------------------
                                  2002          2001           2002         2001
                              -----------   -----------    -----------   -----------
Revenue recorded during
   the period...............  $13,166,445   $16,927,074    $21,050,172   $21,418,393
Revenue recognized during
   the period...............  (13,409,787)   (6,197,906)   (22,895,946)  (11,230,892)
Deferred revenue recorded
   on acquisition of
   MediChem.................            0             0        827,403             0
Cumulative effect of change
   in milestone revenue
   recognition policy.......            0             0       (333,333)            0
                              -----------   -----------    -----------   -----------
                                 (243,342)   10,729,168     (1,351,704)   10,187,501
Deferred revenue at
   beginning of period......   12,038,885     3,863,332     13,147,247     4,404,999
                              -----------   -----------    -----------   -----------
Deferred revenue at
   end of period............  $11,795,543   $14,592,500    $11,795,543   $14,592,500
                              ===========   ===========    ===========   ===========

Our revenues increased to $13,409,787 for the three month period ended June 30, 2002 as compared to $6,197,906 for the three month period ended June 30, 2001, an increase of 116%. Our revenues increased to $22,895,946 for the six month period ended June 30, 2002 as compared to $11,230,892 for the six month period ended June 30, 2001, an increase of 104%. The increase period-to-period is principally attributable to the addition of MediChem and to the work conducted under the joint development and commercialization agreement with ABG but also from the new diagnostics and therapeutics collaborations underway with Roche.

At June 30, 2002, the total amount of deferred research revenue that will be recognized in future periods aggregated $11,795,543. Revenues recorded decreased to $13,166,445 for the three month period ended June 30, 2002 as compared to $16,927,074 for the three month period ended June 30, 2001 and were $21,050,172 for the six month period ended June 30, 2002 as compared to $21,418,393 for the six month period ended June 30, 2001. We recorded significant revenues in the three and six month periods ended June 30, 2001 principally as a result of the then new diagnostics collaboration with Roche and also milestone achievements under our 1998 research collaboration with Roche. Revenue recorded to-date in 2002 is largely attributable to the work completed under the joint development and commercialization agreement with ABG and under the therapeutics and diagnostics collaborations with Roche.

Research and Development Expenses. Our research and development expenses increased to $23,294,889 for the three month period ended June 30, 2002 as compared to $16,332,187 for the three month period ended June 30, 2001, an increase of 43%. Our research and development expenses increased to $41,212,898 for the six month period ended June 30, 2002 as compared to $36,547,488 for the six month period ended June 30, 2001, an increase of 13%. The change period-to-period is largely attributable to the addition of MediChem and the costs of contract chemistry services provided offset somewhat in the six month period comparison by atypical charges in the six month period June 30, 2001 for consumables in support of, among other things, our then new ABI Prism 3700 DNA Analyzers and the disposal of laboratory equipment. Without regard to the MediChem costs of contract services provided in the three and six month periods ended June 30, 2002 and to atypical charges in the six month period June 30, 2001 our research and development expenditures have increased 20% in 2002 as compared to 2001.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $5,839,753 for the three month period ended June 30, 2002 as compared to $3,727,291 for the three month period ended June 30, 2001, an increase of 57%. Our selling, general and administrative expenses increased to $9,366,890 for the six month period ended June 30, 2002 as compared to $6,730,847 for the six month period ended June 30, 2001, an increase of 39%. The change period-to-period is largely attributable to the addition of selling, general and administrative costs of MediChem offset somewhat by a one-time litigation settlement for the three and six month periods ended June 30, 2001. Without regard to the additional MediChem costs in the three and six month periods ended June 30, 2002 and to the litigation settlement for the same periods in 2001 our general and administrative expenses increased 17% and 12% in the three and six month periods ended June 30, 2002 as compared to those same periods in 2001.

Stock-Based Compensation and Remuneration. Stock-based compensation and remuneration expense was $851,684 for the three month period ended June 30, 2002 as compared to $1,190,078 for the three month period ended June 30, 2001, a decrease of 28%. Stock-based compensation and remuneration expense was $1,757,473 for the six month period ended June 30, 2002 as compared to $2,352,627 for the six month period ended June 30, 2001, a decrease of 25%. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Interest Income. Our interest income was $696,084 for the three month period ended June 30, 2002 as compared to $1,903,372 for the three month period ended June 30, 2001, a decrease of 63%. Our interest income was $1,557,567 for the six month period ended June 30, 2002 as compared to $4,523,601 for the six month period ended June 30, 2001, a decrease of 66%. In general, the decreased returns are attributable to the decline of prevailing interest rates but also from an overall decrease in our cash balance as we continue to use the proceeds of our initial public offering for operations.

Other non-operating income and (expense), net. Our other non-operating income and (expense), net was $(1,803,077) for the three month period ended June 30, 2002 as compared to $(332,305) for the three month period ended June 30, 2001, and was $(2,232,756) for the six month period ended June 30, 2002 as compared to $(854,426) for the six month period ended June 30, 2001. Our other non-operating income and (expense), net is principally comprised of interest expense, our share in the earnings (losses) of eMR and foreign exchange differences. The significant increase period-on-period largely results from foreign exchange movements but it also attributable to interest expense on new borrowings. The weakening of the U.S dollar vis-a-vis the Icelandic krona during 2002 has been significant and these currency fluctuations may continue to adversely affect our financial results.

Income Taxes. As of June 30, 2002, we had an accumulated deficit of $187 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three and six month periods ended June 30, 2002 or 2001. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2001, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $4.1 million to offset future taxable income in the United States that expire at various dates through 2021. Also, as of December 31, 2001 our foreign subsidiaries had net operating loss carryforwards of approximately $22.0 million that expire in varying amounts beginning in 2004.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $16,831,848 and $0.32 for the three months ended June 30, 2002, respectively, as compared to $12,290,505 and $0.28 for the three months ended June 30, 2001, respectively. This is an increase of 37% in net loss and an increase of 14% in basic and diluted net loss per share. Net loss and basic and diluted net loss per share were $28,025,698 and $0.56 for the six months ended June 30, 2002, respectively, as compared to $28,378,268 and $0.64 for the six months ended June 30, 2001, respectively. This is a decrease of 1% in net loss and a decrease of 13% in basic and diluted net loss per share.

Pro Forma Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $16,831,848 and $0.32, respectively, for the three months ended June 30, 2002 as compared to pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively of $12,811,338 and $0.29, respectively, for the three months ended June 30, 2001. Net loss and basic and diluted net loss per share were $28,025,698 and $0.56, respectively, for the six months ended June 30, 2002, as compared to pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively of $29,440,768 and $0.67, respectively, for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments. From the beginning of 1999 to-date, we have received cash of approximately $79 million from collaborative research agreements, $183 million from the issuance of common stock, $76 million from the issuance of preferred stock and warrants, and $64 million from privately placed bonds, bank loans and equipment financing. To-date we have received approximately $70 million in research and development funding from Roche. As of June 30, 2002 future funding under terms of our existing agreements is approximately $50 million excluding milestone payments and royalties that we may earn under such collaborations.

Cash and Cash Equivalents. As of June 30, 2002, we had $115.4 million in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Working capital needs resulted in the net use of $8.8 million of funds in the six month period ended June 30, 2002 as compared to $6.7 million that was provided by working capital sources in the six month period ended June 30, 2001. As a result, although net loss decreased $0.4 million for the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001, net cash used in operating activities increased $16.5 million in the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001. Most notably, in the six month period ended June 30, 2002 we made significant payments to our vendors and particularly to ABG for reagents, other supplies and DNA analyzers. At June 30, 2002, we have a remaining commitment to ABG for purchases through September 2002 of $7.1 million.

Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the six month period ended June 30, 2002 were $13,206,885 as compared to $27,429,569 in the six month period ended June 30, 2001. Notably, during the six month period ended June 30, 2002 we expended $5.7 million in respect of the new building to house our operations in the University District of Reykjavik and purchased new DNA analyzers under our supply agreement with ABG in the total amount of $2.8 million. During the six month period ended June 30, 2001 we expended $7.1 million in respect of our new headquarters building and we paid $13.1 million for DNA analyzers acquired late in 2000. Cash acquired in the purchase of MediChem was $3.3 million and we paid $4.0 million of transaction costs, resulting in a net cash outlay for the six month period ended June 30, 2002 in connection with the acquisition of $722,877. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities. Net cash of $4,296,099 was provided in financing activities in the six month period ended June 30, 2002 as compared to $631,900 used in the six month period ended June 30, 2001. $14 million of cash that was restricted as of December 31, 2001 was provided in the six month period ended June 30, 2002 in the final financing (Tiers C and D) of our new headquarters facility. In addition, we repaid the existing mortgage on our Woodridge, IL discovery center ($11.6 million) and re-financed the property in June 2002, resulting in proceeds of $5.8 million. Installment payments on capital lease obligations have increased with new financings that were put into place during 2001. Total capital lease payments were $2,837,503 for the six month period ended June 30, 2002 as compared to $863,789 for the same period in 2001. We expect to continue to finance future property and equipment purchases through similar such leasing arrangements.

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

In June 2002, we executed a mortgage with a financial institution for our Woodridge, IL discovery center. The debt carries an interest rate of three-month LIBOR + 1.75%, matures in 2007 and is collateralized by restricted cash reserves totaling $6,000,000.

General. We expect cash requirements may continue to increase significantly as we: invest in genotyping, sequencing and bioinformatics capabilities; continue to integrate MediChem into our operations, invest in software and hardware to support the continuing development of the database services; continue to seek access to technologies through investments, research and development alliances, license agreements and/or acquisitions; and continue to make improvements in existing facilities and invest in new facilities. We do recurrently consider the pace of our expenditures and are increasingly controlling the use of our capital resources in-light of our assessments of future capital needs and sources of funds.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2002, all of our cash and cash equivalents were in money market and checking accounts.


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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the matters reported in deCODE's quarterly report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) RECENT SALES OF UNREGISTERED SECURITIES

During the period covered by this quarterly report on Form 10-Q, we sold the following securities that were not registered under the Securities Act:

In May, 2002, we issued an aggregate of 141,665 shares of common stock to Advent Performance Materials Limited Partnership, Advent Partners Limited Partnership and Rovent II Limited Partnership upon the net exercise of warrants for 150,000 shares of common stock with an exercise price of $1 per share.

The sale and issuance of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) as transactions not involving any public offering. Where appropriate, the purchasers represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. The shares issued upon exercise of the warrants were eligible for resale pursuant to Rule 144(k) under the Securities Act of 1933, as amended, and accordingly no legend was affixed to the stock certificates issued in the transactions. The purchasers had or had access to adequate information about deCODE.

(d) USE OF PROCEEDS

We commenced an initial public offering of our common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to us after deduction of expenses were approximately $182.0 million. We have used the proceeds as follows:

Discovery and research programs....................................... $ 94.9
ABI DNA Analyzers.....................................................   15.9
Construction of executive office and laboratory facilities............   29.4
Construction of other laboratory facilities...........................    2.7
Computer equipment....................................................    4.5
Other laboratory equipment............................................    6.3
Other property and equipment..........................................    2.1
General and administrative activities.................................   17.5
Installment payments on capital lease obligations.....................    4.6
Interest..............................................................    2.0
MediChem transaction costs............................................    2.1
                                                                       ------
                                                                       $182.0
                                                                       ======

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

DECODE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM ANY PRODUCTS OR SERVICES.

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

In March 2002, deCODE acquired MediChem Life Sciences Inc., or MediChem, with the expectation that the combination of deCODE's unique population genomics approach to identifying novel targets in major therapeutic areas with MediChem's high-throughput integrated chemistry platform would facilitate drug discovery and development. Realization of this expectation and development and commercialization of potential drug candidates will depend not only on deCODE's successful integration of MediChem's business and the achievement of research objectives by MediChem and its collaborators, but also on each of MediChem's client's own financial, competitive, marketing and strategic considerations, all of which are beyond deCODE's control.

Any pharmaceutical products that deCODE or its collaborators are able to develop will fail to produce revenues unless deCODE:

         -        establishes that they are safe and effective;

         -        successfully competes with other technologies and products;

         - ensures that they do not infringe on the proprietary rights of others;

         - establishes that they can be manufactured in sufficient quantities at reasonable costs; and

         -        can market them successfully.

deCODE may not be able to meet these conditions. deCODE expects that it will be years, if ever, before it will recognize revenue from the development of therapeutic or diagnostic products.

DATABASE SERVICES

deCODE received a license to create and operate the Icelandic Health Sector Database, or the Database License, in January 2000, and deCODE is still in the early stages of developing this database and the deCODE Combined Data Processing system, a tool which, subject to ongoing compliance with regulatory requirements, will cross-reference genealogical records, data from the Icelandic Health Sector Database and genotypes of consenting participants. deCODE expects it will be several years before it fully develops the deCODE Combined Data Processing system. deCODE expects to devote substantial resources to the development of these systems and their components for the foreseeable future.

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

deCODE's development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database. As of June 30, 2002, approximately 7% of the population has exercised their rights to exclude their medical records from the database. Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in deCODE's programs could diminish its ability to develop and market information based on the use of genotypic data. If deCODE fails to successfully commercialize its database services, it will not realize revenues from this part of its business.

HEALTHCARE INFORMATICS

Only deCODE has tested most of its informatics products. These products may not meet the needs of potential customers. deCODE has generated little revenues from sales or licenses of informatics products. deCODE cannot assure you that it can successfully develop or commercialize, or that there will be a market for, its informatics products.

IF THE COSTS ASSOCIATED WITH THE MEDICHEM ACQUISITION EXCEED THE BENEFITS, DECODE MAY EXPERIENCE ADVERSE FINANCIAL RESULTS, INCLUDING INCREASED LOSSES.

deCODE will incur consolidation and integration expenses which it cannot accurately estimate at this time. Actual integration costs may substantially exceed deCODE's current estimates and may affect its financial condition and operating results negatively. If the benefits of the acquisition do not exceed the costs associated with the acquisition, deCODE's financial results could be adversely affected, including increased losses.


IF DECODE CONTINUES TO INCUR OPERATING LOSSES LONGER THAN ANTICIPATED, OR IN AMOUNTS GREATER THAN ANTICIPATED, IT MAY BE UNABLE TO CONTINUE ITS OPERATIONS.

deCODE incurred a net loss of $28 million for the six months ended June 30, 2002 and has an accumulated deficit of $187 million at June 30, 2002. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, other recent collaborations and interest revenues. deCODE must increase its expenditures substantially over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner Service, the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. In addition, the integration of MediChem has and will continue to impact our results of operations and our financial position. With MediChem, our revenues will increase but our operating expenses and, at least for the near term, likely our net losses will increase. In addition, we expect to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact our results of operations and financial condition is largely dependant upon how quickly and in what proportion MediChem's capacity is brought to bear on our in-house programs and how much of their existing contract services business is maintained and developed. As a result, deCODE expects to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of operating losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.

IF DECODE'S ASSUMPTION ABOUT THE ROLE OF GENES IN DISEASE IS WRONG, IT MAY NOT BE ABLE TO DEVELOP USEFUL PRODUCTS.

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

IF DECODE IS NOT ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET ITS EXPANDING CAPITAL REQUIREMENTS, DECODE MAY BE FORCED TO REDUCE OR TERMINATE ITS RESEARCH PROGRAMS AND PRODUCT DEVELOPMENT.

deCODE has spent substantial amounts of cash to fund its research and development activities and expects to spend substantially more over the next several years for research and development activities. deCODE expects to use cash to continue its research and development activities, develop the Clinical Genome Miner, construct the Icelandic Health Sector Database and the deCODE Combined Data Processing system, collect the genotype data, develop healthcare informatics products and conduct drug discovery and development activities. Many factors will influence its future capital needs, including:

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

DECODE MAY NOT BE ABLE TO FORM AND MAINTAIN THE COLLABORATIVE RELATIONSHIPS THAT ITS BUSINESS STRATEGY REQUIRES AND THE RELATIONSHIPS MAY LEAD TO DISPUTES OVER TECHNOLOGY RIGHTS.

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

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

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

AGREEMENTS WITH COLLABORATORS MAY HAVE THE EFFECT OF LIMITING THE AREAS OF RESEARCH THAT DECODE MAY PURSUE EITHER ALONE OR WITH OTHERS.

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

BECAUSE REVENUES ARE CONCENTRATED, THE LOSS OF A SIGNIFICANT CUSTOMER WOULD HARM DECODE'S BUSINESS.

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

         - there is no precedent interpreting the Database Act or the rules on which deCODE can rely, which may delay regulatory approval and greatly affect the creation and marketing of the Icelandic Health Sector Database;

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

IF DECODE FAILS TO PROTECT CONFIDENTIAL DATA ADEQUATELY, IT COULD INCUR LIABILITY OR LOSE ITS DATABASE LICENSE.

deCODE is required, under the Database Act and the Database License, to encrypt all patient data and to take other actions to ensure the confidentiality of data included in the Icelandic Health Sector Database and to restrict access to it. deCODE must develop the Icelandic Health Sector Database in accordance with the terms regarding technology, security and organizational established by the Data Protection Authority of Iceland. The Database Protection Authority may periodically review and amend such terms in light of new technology or change of circumstances. The customers for deCODE's products also may impose additional confidentiality requirements. deCODE may accidentally disclose confidential data as a result of technical failures or human error by its employees or those of its customers or collaborators. Any failure to comply fully with all confidentiality requirements could lead to liability for damages incurred by individuals whose privacy is violated, the loss of the Database License, the loss of its customers and reputation and the loss of the goodwill and cooperation of the Icelandic population, including healthcare professionals, which could materially adversely affect all other deCODE projects conducted in Iceland.

IF DECODE IS NOT ABLE TO ENTER INTO AGREEMENTS WITH MORE ICELANDIC HEALTH INSTITUTIONS IN ORDER TO COLLECT DATA, DECODE WILL NOT BE ABLE TO CONSTRUCT AND OPERATE THE ICELANDIC HEALTH SECTOR DATABASE.

deCODE is required by the Database License to enter into agreements with Icelandic health institutions and self-employed health service professionals regarding access to and the processing of information from medical records. To date, deCODE has only entered into agreements with 26 Icelandic health institutions. deCODE cannot be certain that it will enter into agreements with enough additional health institutions or on terms favorable to it. deCODE's inability to enter into additional agreements on favorable terms or in a timely manner could have material adverse effect on its ability to construct and operate the Icelandic Health Sector Database.

ETHICAL CONCERNS MAY LIMIT DECODE'S ABILITY TO DEVELOP AND USE THE ICELANDIC HEALTH SECTOR DATABASE AND THE DECODE COMBINED DATA PROCESSING SYSTEM AND MAY LEAD TO LITIGATION AGAINST DECODE OR THE ICELANDIC GOVERNMENT.

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

DECODE HAS AGREED TO INDEMNIFY AND HOLD HARMLESS THE ICELANDIC GOVERNMENT, WHICH MAY CAUSE DECODE TO INCUR DAMAGES AND MAY LIMIT ITS RIGHT TO TAKE CERTAIN LEGAL ACTIONS AGAINST THE GOVERNMENT.

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

CONCERNS REGARDING THE USE OF GENETIC TESTING RESULTS MAY LIMIT THE COMMERCIAL VIABILITY OF ANY PRODUCTS DECODE DEVELOPS.

Other companies have developed genetic predisposition tests that have raised ethical concerns. It is possible that employers or others could discriminate against people who have a genetic predisposition to certain diseases. Concern regarding possible discrimination may result in governmental authorities enacting restrictions or bans on the use of all, or certain types of, genetic testing. Similarly, such concerns may lead individuals to refuse to use genetic tests even if permissible. These factors may limit the market for, and therefore the commercial viability of, products that deCODE's collaborators and deCODE genetics, Inc. develops.

DECODE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES AND GOVERNMENT AGENCIES IN THE DEVELOPMENT AND MARKETING OF PRODUCTS AND SERVICES.

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

OTHERS MAY CLAIM INTELLECTUAL PROPERTY RIGHTS TO DECODE'S GENEALOGY DATABASE, WHICH COULD PREVENT DECODE FROM USING SOME OR ALL OF ITS DATABASE AND IMPAIR ITS ABILITY TO DERIVE REVENUES FROM ITS DATABASE AND GENE DISCOVERY SERVICES.

There are other firms and agencies that have prepared, or are currently preparing, genealogy databases similar to the one deCODE has developed. If any parties claim that any of deCODE's databases infringes on their intellectual property rights, deCODE would have to defend against their claim, cease using the infringing property or pay them for the use of the infringing property. Two parties have filed a copyright infringement suit against deCODE in Iceland. They claim to hold copyrights to approximately 100 Icelandic genealogy books and claim that deCODE has used data from these books in the creation of its genealogy database, in violation of their rights. The claimants seek to prevent deCODE's use of its genealogy database. They also seek monetary damages in the amount of approximately 616 million Icelandic kronas (approximately $7.2 million, based on the exchange rate of 86 kronas to $1.00 as of June 30, 2002). deCODE believes that this suit is without merit and intends to defend it vigorously, but if it were successful it could have a material adverse effect on deCODE's database and gene discovery services.

DECODE MAY NOT BE ABLE TO PROTECT THE PROPRIETARY RIGHTS THAT ARE CRITICAL TO ITS SUCCESS.

deCODE's success will depend on its ability to protect its genealogy database and genotypic data and any other proprietary databases that it develops and its proprietary software and other proprietary methods and technologies. Despite deCODE's efforts to protect its proprietary rights, unauthorized parties may be able to obtain and use information that deCODE regards as proprietary. deCODE's commercial success will depend in part on obtaining patent protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including deCODE's, are generally uncertain and involve complex legal and factual considerations. deCODE cannot be sure that any of its pending patent applications will result in issued patents, that it will develop additional proprietary technologies that are patentable, that any patents issued to deCODE genetics, Inc. or deCODE's partners will provide a basis for commercially viable products, will provide deCODE with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on deCODE's ability to do business.

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

Others may have filed and in the future are likely to file patent applications covering genes or gene products that are similar or identical to deCODE's products. deCODE cannot be certain that its patent applications will have priority over any patent applications of others. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if deCODE is holding or is granted patents it cannot be sure that they would be valid and enforceable against third parties. Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. Any legal action against deCODE or its partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting deCODE to potential liability for damages, require deCODE or its partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that its partners or deCODE would prevail in any action or that any license required under any patent would be made available on commercially acceptable terms, if at all. If licenses are not available, its partners or deCODE may be required to cease marketing its products or practicing its methods.

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

REGULATORY APPROVALS FOR PRODUCTS RESULTING FROM DECODE'S GENE DISCOVERY PROGRAMS MUST BE OBTAINED OR DECODE WILL NOT BE ABLE TO DERIVE REVENUES FROM THESE PRODUCTS.

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

EFFORTS TO REDUCE HEALTHCARE COSTS MAY REDUCE MARKET ACCEPTANCE OF DECODE'S PRODUCTS.

deCODE's success will depend in part on the price and extent to which it will be paid for its products by government and health administration authorities, private health insurers and other third party payors. Reimbursement for newly approved healthcare products is uncertain. Third party payors, including Medicare in the United States, are increasingly challenging the prices charged for medical products and services. They are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. deCODE cannot be certain that any third party insurance coverage will be available to patients for any products deCODE genetics, Inc. discovers or develops. If third party payors do not provide adequate coverage and reimbursement levels for deCODE's products, the market acceptance of these products may be materially reduced.

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

CHANGES IN OUTSOURCING TRENDS AND ECONOMIC CONDITIONS IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COULD ADVERSELY AFFECT DECODE'S GROWTH

Economic factors and industry trends that affect deCODE's primary customers, pharmaceutical and biotechnology companies, also affect deCODE's business. For example, the practice of many companies in these industries has been to outsource to organizations like deCODE to conduct genetic research, clinical research, sales and marketing projects and chemistry research and development projects. If these industries reduce their present tendency to outsource those projects, deCODE's operations, financial condition and growth rate could be materially and adversely affected. In addition, our ability to generate new business could be impaired by general economic downturns in our customers' industries.

SOME PARTS OF DECODE'S PRODUCT DEVELOPMENT SERVICES CREATE A RISK OF LIABILITY FROM CLINICAL TRIAL PARTICIPANTS AND THE PARTIES WITH WHOM IT CONTRACTS.

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

USE OF THERAPEUTIC OR DIAGNOSTIC PRODUCTS DEVELOPED AS A RESULT OF DECODE'S PROGRAMS MAY RESULT IN PRODUCT LIABILITY CLAIMS FOR WHICH DECODE HAS INADEQUATE INSURANCE.

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

DECODE MAY BE UNABLE TO HIRE AND RETAIN THE KEY PERSONNEL UPON WHOM ITS SUCCESS DEPENDS.

deCODE depends on the principal members of its management and scientific staff, including Dr. Kari Stefansson, Chairman, President and Chief Executive Officer, Hannes Smarason, Executive Vice President and Senior Business Officer, and Dr. Jeffrey Gulcher, Vice President, Research and Development. deCODE genetics, Inc. has not entered into agreements with any of the named persons that bind them to a specific period of employment. If any of these people leaves deCODE, deCODE's ability to conduct its operations may be negatively affected. deCODE's future success also will depend in part on its ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and deCODE cannot be certain that it will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could have a material adverse effect on deCODE.

CURRENCY FLUCTUATIONS MAY NEGATIVELY AFFECT DECODE'S FINANCIAL CONDITION.

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

DECODE'S CONTRACTS MAY BE TERMINABLE UPON SHORT NOTICE.

deCODE's contracts are subject to termination for numerous reasons, any of which may be beyond its control such as a reduction or reallocation of a customer's research and development budget or a change in a customer's overall financial condition. Specifically, MediChem's contracts are generally terminable upon 10 to 90 days' notice. The loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from a contract, could significantly reduce deCODE's profitability and require it to reallocate under-utilized physical and professional resources.

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

         4.1      Warrant Certificate, dated May 6, 2002 issued to
                  Islandsbanki-FBA, hf. (Incorporated by reference to Exhibit
                  4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.)

         4.2      Form of Indexed Bond (Tier A) (Incorporated by reference to
                  Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.)


         4.3      Form of Indexed Bond (Tier C) (Incorporated by reference to
                  Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.)

         10.1 Promissory Note, dated May 27, 2002 from Hakon Gudbjartsson to the Company

         99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

(b)  REPORTS ON FORM 8-K.

On May 30, 2002, deCODE filed an amended current report on Form 8-K/A for the purpose of amending its current report on Form 8-K dated March 18, 2002, and filed March 21, 2002, which reported the acquisition of MediChem Life Sciences, Inc., to add Item 7 consisting of financial statements for MediChem Life Sciences, Inc. and unaudited pro forma financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2002

                                          deCODE genetics, Inc.





                                            /s/ Kari Stefansson
                      -----------------------------------------
                                                Kari Stefansson
                                           Chairman, President,
                                        Chief Executive Officer

                                             /s/ Lance Thibault
                      -----------------------------------------
                                                 Lance Thibault
                                    Chief Financial Officer and
                                 Treasurer (principal financial
                      officer and principal accounting officer)

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

4.1      Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA, hf.
         (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2002, filed on May
         15, 2002.)

4.2 Form of Indexed Bond (Tier A) (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2002, filed on May 15, 2002.)


4.3 Form of Indexed Bond (Tier C) (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2002, filed on May 15, 2002.)

10.1     Promissory Note, dated May 27, 2002 from Hakon Gudbjartsson to the
         Company

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002