Form 10-Q
period 2002-09-30
DECODE GENETICS INC
filed 2002-11-14
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes [X]  No [ ]

The aggregate number of shares of the registrant's common stock outstanding on November 6, 2002 was 53,538,399 shares of common stock $.001 par value.

                              DECODE GENETICS, INC.

                                      INDEX

                                                                        Page Number
                                                                        -----------
PART I. FINANCIAL INFORMATION ........................................       2

Item 1. Financial Statements .........................................       2

        Condensed Consolidated Statements of Operations for the three
          and nine-month periods ended September 30, 2002 and 2001....       2

        Condensed Consolidated Balance Sheets as of September 30, 2002
          and December 31, 2001 ......................................       3

        Condensed Consolidated Statements of Cash Flows for the
          nine-month periods ended September 30, 2002 and 2001........       4

        Notes to Condensed Consolidated Financial Statements .........       5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................      14

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...      23

Item 4. Controls and Procedures ......................................      24

PART II. OTHER INFORMATION ...........................................      24

Item 1. Legal proceedings ............................................      24

Item 4. Submission of Matters to a Vote of Security Holders ..........      24

Item 5. Other Information.............................................      25

        (a)      Stockholder Proposals for the 2003 Annual Meeting
                  of Stockholders ....................................      25

        (b)      Risk Factors and Forward Looking Statements and
                  Cautionary Factors That May Affect Future Results ..      25

Item 6. Exhibits and Reports on Form 8-K .............................      34

        (a) Exhibits .................................................      34

        (b) Reports on Form 8-K ......................................      34

Signatures ...........................................................      35

Certifications .......................................................      36

Index to Exhibits   ..................................................      38

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              DECODE GENETICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                    ------------------------------       ------------------------------
                                                        2002              2001              2002              2001
                                                    ------------      ------------      -------------      ------------
REVENUE .......................................     $  8,982,073      $  9,720,955      $  31,878,019      $ 20,951,848

OPERATING EXPENSES
  Research and development ....................       23,466,980        16,836,656         64,679,878        53,384,144
  Selling, general and administrative .........        5,925,274         2,830,965         15,292,164         9,561,812
  Impairment, employee termination benefits and
    other charges ...............................     64,790,284                 0         64,790,284                 0
                                                    ------------      ------------      -------------      ------------
          Total operating expense .............       94,182,538        19,667,621        144,762,326        62,945,956
                                                    ------------      ------------      -------------      ------------
Operating loss ................................      (85,200,465)       (9,946,666)      (112,884,307)      (41,994,108)
Interest income ...............................          711,658         1,514,099          2,269,225         6,037,700
Interest expense ..............................         (812,072)         (101,496)        (2,422,044)         (283,985)
Other non-operating income and (expense), net .         (393,404)         (333,360)        (1,016,188)       (1,005,297)
                                                    ------------      ------------      -------------      ------------
Net loss before cumulative effect of change
   in accounting principle ....................      (85,694,283)       (8,867,423)      (114,053,314)      (37,245,690)
Cumulative effect of change in milestone
   revenue recognition method .................                0                 0            333,333                 0
                                                    ------------      ------------      -------------      ------------
Net Loss ......................................     $(85,694,283)     $ (8,867,423)     $(113,719,981)     $(37,245,690)
                                                    ============      ============      =============      ============

Basic and diluted net loss per share:

  Net loss before cumulative effect of change
     in accounting principle ..................     $      (1.61)     $      (0.20)     $      (2.25)     $      (0.84)
  Cumulative effect of change in milestone
     revenue recognition method ...............               --                --              0.01                --
  Net Loss ....................................            (1.61)            (0.20)            (2.24)            (0.84)

Shares used in computing basic and
     diluted net loss per share ...............       53,184,256        44,493,608        50,754,846        44,183,756

Pro forma amounts assuming new milestone revenue recognition method is applied retroactively:

     Revenue...................................     $  8,982,073       $ 8,866,788     $  31,878,019      $ 19,035,181
     Net Loss .................................      (85,694,283)       (9,721,590)     (113,719,981)      (39,162,357)
     Basic and diluted net loss per share .....            (1.61)            (0.22)            (2.24)            (0.89)


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DECODE GENETICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,      DECEMBER 31,
                                                           2002               2001
                                                      -------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents .....................     $  98,912,864      $ 153,061,132
  Restricted cash ...............................                 0         14,000,000
  Receivables ...................................        18,064,288         16,826,958
  Assets held for sale ..........................         2,702,739                  0
  Other current assets ..........................        12,456,220          9,216,071
                                                      -------------      -------------
          Total current assets ..................       132,136,111        193,104,161
Restricted cash .................................         6,000,000                  0
Property and equipment, net .....................        85,385,901         61,207,537
Goodwill ........................................         8,862,739                  0
Other long-term assets and deferred charges .....         7,339,811          2,047,471
                                                      -------------      -------------
          Total assets ..........................     $ 239,724,562      $ 256,359,169
                                                      =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .........     $  19,972,057      $  21,164,576
  Current portion of capital lease obligations
    and long-term debt ..........................         7,079,976          7,426,849
  Deferred research revenue .....................         7,289,078          6,147,247
                                                      -------------      -------------
          Total current liabilities .............        34,341,111         34,738,672
Capital lease obligations and long-term
  debt, net of current portion ..................        48,492,069         38,850,889
Deferred research revenue .......................         9,500,000          7,000,000
Other long-term liabilities .....................             7,193            427,675

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none ...............                 0                  0
  Common stock, $0.001 par value;
     Authorized: 100,000,000 shares;
     Issued: 53,657,056 and 45,328,227 shares
     at September 30, 2002 and December 31, 2001,
     respectively;
     Outstanding: 53,538,399 and 45,257,386
     shares at September 30, 2002 and
     December 31, 2001, respectively ............            53,657             45,328
  Additional paid-in capital ....................       431,329,304        351,960,182
  Notes receivable ..............................        (7,707,584)       (10,788,635)
  Deferred compensation .........................        (3,114,069)        (6,173,592)
  Accumulated deficit ...........................      (272,312,152)      (158,592,171)
  Accumulated other comprehensive income (loss) .            (1,793)            52,596
  Treasury stock, 118,657 and 70,841 shares
     stated at cost at September 30, 2002 and
     December 31, 2001, respectively ............          (863,174)        (1,161,775)
                                                      -------------      -------------
          Total stockholders' equity ............       147,384,189        175,341,933
                                                      -------------      -------------
          Total liabilities, and
             stockholders' equity ...............     $ 239,724,562      $ 256,359,169
                                                      =============      =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DECODE GENETICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------
                                                          2002                 2001
                                                     -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................   $(113,719,981)       $ (37,245,690)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .................      10,110,978            7,325,947
   Purchased in-process research and development .         480,000                    0
   Equity in net loss of affiliate ...............         200,000              294,551
   Amortization of deferred stock compensation ...       2,488,952            3,515,302
   Other stock-based remuneration and
      stock contributions ........................               0               52,500
   Loss on disposal of equipment .................         399,325            1,607,583
   Impairment of property, equipment and
     intangibles .................................       7,474,132                    0
   Impairment of goodwill ........................      53,400,000                    0
   Provision for obsolete and excess materials
     and supplies.................................       1,758,439                    0
   Litigation settlement .........................               0            1,292,642
   Other .........................................         148,967                    0
Changes in operating assets and liabilities
  net of effect of acquisition:
  Receivables and other current assets ...........      (1,682,154)           3,192,026
  Accounts payable and accrued expenses ..........      (5,750,980)           3,876,467
  Deferred research revenue ......................       2,814,429            9,430,341
  Unbilled research revenue ......................               0           (5,000,000)
  Other ..........................................        (544,019)            (511,972)
                                                     -------------        -------------
     Net cash used in operating activities .......     (42,421,912)         (12,170,303)
                                                     -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ............     (14,065,407)         (37,159,254)
   Transaction costs of MediChem acquisition,
     net of cash acquired ........................        (570,511)                   0
                                                     -------------        -------------
     Net cash used in investing activities .......     (14,635,918)         (37,159,254)
                                                     -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from building financings ..............      18,694,643                    0
  Repayment of mortgage on Woodridge, IL discovery
     center ......................................     (11,879,697)                   0
  Issuance of common stock .......................          12,378                    0
  Forfeiture of common stock .....................            (259)                 (60)
  Repayment of notes receivable for common stock .         193,473              331,617
  Installment payments on capital lease
    obligations ..................................      (4,110,976)          (1,303,505)
                                                     -------------        -------------
     Net cash provided by (used in)
       financing activities ......................       2,909,562             (971,948)
                                                     -------------        -------------
Net decrease in cash .............................     (54,148,268)         (50,301,505)
Cash and cash equivalents at beginning of period .     153,061,132          194,144,688
                                                     -------------        -------------
Cash and cash equivalents at end of period .......   $  98,912,864        $ 143,843,183
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

deCODE's business is organized according to product development offerings and services. deCODE's product development activities encompass the company's population genetics programs aimed at creating new DNA-based diagnostics and therapeutics. deCODE's services include pharmacogenomic and clinical trial services, the newly-acquired chemistry services business of MediChem, which includes contract work in structural biology, medicinal chemistry and scale up into the clinic, as well as a range of bioinformatics services including the Clinical Genome Miner and other bioinformatics tools developed in the course of deCODE's gene and drug target research.

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

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

                              DECODE GENETICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The cumulative effect of the change in accounting principle on prior years results $333,333 is included in income in the nine month period ended
September 30, 2002. Had the retrospective basis of milestone revenue recognition been continued for the nine month period ended September 30, 2002, revenue, net loss and basic and diluted net loss per share would have been $32.2 million, $(113.7) million and $(2.24), respectively.

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

                                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                ------------------------------      ------------------------------
                                    2002              2001              2002              2001
                                ------------      ------------      ------------      ------------
Revenue recorded during
   the period .............     $ 13,975,608      $  8,963,795      $ 35,025,780      $ 30,382,189
Revenue recognized during
   the period .............       (8,982,073)       (9,720,955)      (31,878,019)      (20,951,848)
Deferred revenue recorded
   on acquisition of
   MediChem ...............                0                 0           827,403                 0
Cumulative effect of change
   in milestone revenue
   recognition policy .....                0                 0          (333,333)                0
                                ------------      ------------      ------------      ------------
                                   4,993,535          (757,160)        3,641,831         9,430,341
Deferred revenue at
   beginning of period ....       11,795,543        14,592,500        13,147,247         4,404,999
                                ------------      ------------      ------------      ------------
Deferred revenue at
   end of period ..........     $ 16,789,078      $ 13,835,340      $ 16,789,078      $ 13,835,340
                                ============      ============      ============      ============


                              DECODE GENETICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Revenue for the nine-month period ended September 30, 2002 includes $97,786 in services provided to Prokaria, a related party.

Roche accounted for 45% and 80% of consolidated revenue in the three-month periods ended September 30, 2002 and 2001, respectively, and 38% and 89% of consolidated revenue in the nine-month periods ended September 30, 2002 and 2001, respectively. ABG accounted for nil and 16% of consolidated revenue in the three-month periods ended September 30, 2002 and 2001, respectively, and 26% and 7% of consolidated revenue in the nine-month periods ended September 30, 2002 and 2001, respectively.

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

                                      FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                     -----------------------    -----------------------
                                        2002         2001          2002         2001
                                     ----------   ----------    ----------   ----------
Research and development expense...  $  498,244   $  897,847    $1,686,967   $2,493,139
Selling, general and administrative
   expense.........................     233,235      264,828       801,985    1,022,163
                                     ----------   ----------    ----------   ----------
          Total....................  $  731,479   $1,162,675    $2,488,952   $3,515,302
                                     ==========   ==========    ==========   ==========


In addition, general and administrative expenses in the nine-month period ended September 30, 2001 includes a charitable contribution of 5,000 shares of common stock amounting to $52,500.

In March 2002, deCODE granted options to purchase 673,417 shares of common stock to employees under the 1996 Equity Incentive Plan (the "Plan"), including options to purchase 577,917 shares of common stock to employees in connection with the acquisition of MediChem. In July 2002, deCODE granted additional options to purchase 136,352 shares of common stock to employees in connection with the acquisition of MediChem. In August 2002, deCODE granted an option to purchase 60,000 shares of common stock to a Director in connection with his reelection to the deCODE Board of Directors. In August 2002, options to purchase 15,281 shares were exercised. As of September 30, 2002, 275,057 options to purchase shares of common stock were available for grant under the Plan.

In March 2002, 20,508 shares of deCODE common stock were issued to employees. Compensation related to these shares has been expensed in December 2001 and is included in accrued expenses at December 31, 2001.

In June 2002, deCODE adopted the deCODE genetics, Inc. 2002 Equity Incentive Plan (the "2002 Plan"). A total of 3,000,000 shares of common stock are reserved for grants under the terms of the 2002 Plan. The 2002 Plan provides for grants of stock options to employees, members of the Board of Directors, and consultants who are not employees. As of September 30, 2002, 3,000,000 options to purchase shares of common stock were available for grant under the 2002 Plan.

                              DECODE GENETICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                            2002              2001
                                                        ------------      ------------
                                                          (SHARES)          (SHARES)
Warrants to purchase shares of common stock........       1,851,300         1,167,500
Options to purchase shares of common stock.........       2,580,662         1,501,312


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

                                    FOR THE THREE MONTHS                  FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                               ------------------------------      -------------------------------
                                   2002              2001               2002              2001
                               ------------      ------------      -------------      ------------
Net loss .................     $(85,694,283)     $ (8,867,423)     $(113,719,981)     $(37,245,690)
Other comprehensive income
   (loss):
      Foreign currency
         translation .....             (414)         (144,071)           (54,389)           40,342
                               ------------      ------------      -------------      ------------
Total comprehensive income
   (loss) ................     $(85,694,697)     $ (9,011,494)     $(113,774,370)     $(37,205,348)
                               ============      ============      =============      ============

                              DECODE GENETICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

The total consideration for the acquisition was approximately $85.9 million, which consists of deCODE common stock issued in exchange for outstanding MediChem common stock ($79.7 million), MediChem employee stock options assumed ($2.3 million) and estimated deCODE transaction costs ($3.9 million). deCODE's common stock issued in the exchange has been valued using an average price for the period from three days before to three days after the date the proposed merger was announced. The fair value of options to be assumed is estimated using the Black-Scholes method. The terms of MediChem's outstanding stock options provided that the options fully vested upon a change of control; that is, there were no unvested options upon consummation of this merger. deCODE's direct transaction costs consist primarily of financial advisory, legal and accounting fees.

Under the purchase method of accounting for business combinations as defined by Statement of Financial Accounting Standard No. 141, "Business Combinations", deCODE has allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. Based upon independent valuations of the tangible and intangible assets acquired, deCODE has allocated the total cost of the acquisition to the net assets of MediChem as follows (in millions):

Net tangible assets acquired................................     $17.0
In-process research and development.........................       0.5
Identifiable intangible assets..............................       6.1
Goodwill....................................................      62.3
                                                                 -----
                                                                 $85.9
                                                                 =====

The in-process research and development has been charged to operations as a research and development expense in the nine month period ended September 30, 2002. Intangible assets of MediChem identified include developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. The aggregate amortization charge for these identifiable intangibles recorded in the MediChem acquisition is estimated to amount to approximately $1.2 million annually. Resulting goodwill will not be amortized but will be subject to annual impairment testing (see below).

deCODE's statements of operations include the results of MediChem from March 18, 2002, the date of acquisition. The following unaudited pro forma financial information presents the consolidated results of deCODE as if the acquisition of MediChem occurred at the beginning of 2001. Nonrecurring charges, such as the acquired in-process research and development charge of $0.5 million is not reflected in the following pro forma financial information but MediChem's restructuring and impairment charges in 2001 are included. This pro forma information is not intended to be indicative of future operating results (in millions, except per share data).

                                                        FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------
Total revenues .................................     $     36.0      $     36.5
Net loss .......................................         (118.2)          (85.1)
Basic and diluted net loss per share ...........          (2.23)          (1.62)

                              DECODE GENETICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


IMPAIRMENT, EMPLOYEE TERMINATION BENEFITS AND OTHER CHARGES

In September of 2002, deCODE implemented a cost reduction program aimed at achieving positive operating cashflow from existing operations by the end of 2003. In this regard, deCODE reduced total worldwide headcount by approximately 200 employees during the three-months ended September 30, 2002, focusing in particular on utilizing ongoing process automation and increased productivity in the core genetics operations in Reykjavik. Stemming from this initiative and together with management's consideration of significant and pervasive declines in the market environment for pharmaceutical and biotech industries, deCODE determined that impairment tests of the carrying value of its goodwill and other long-lived assets, including the long-lived assets acquired through the MediChem acquisition, should be performed as of September 30, 2002. deCODE has completed these tests and recorded the following impairment, employee termination benefits and other charges during the three and nine-month periods ended September 30, 2002:

Employee termination benefits...................$   2,157,713
Impairment of goodwill..........................   53,400,000
Impairment of property and intangible asset.....    2,715,000
Write-down of assets held for sale..............    2,706,379
Write-down of equipment.........................    2,052,753
Obsolete and excess materials and supplies......    1,758,439
                                                -------------
                                                $  64,790,284
                                                =============

Charges related to termination benefits for 132 employees are accrued and unpaid as of September 30, 2002 and are expected to be settled in cash over the next 6 months.

For purposes of the goodwill impairment tests, deCODE identified its reporting units, identified the assets and liabilities of the reporting units and performed impairment tests on the net goodwill associated with them. Goodwill that resulted from the acquisition of MediChem was assigned to the reporting units based upon expectations of synergies to be gained from the integration of the pharmaceutical and biostructures groups with deCODE. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To identify potential impairment, deCODE compares fair value of a reporting unit with its carrying amount, including goodwill. For this purpose, deCODE estimates fair value of a reporting unit using analyses of comparable companies and recent comparable transactions. In measuring the amount of impairment loss, deCODE compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill, estimating the fair value of an impaired reporting unit using discounted cash flow methodologies. The goodwill impairment charge is associated solely with goodwill resulting from the acquisition of MediChem and results largely from significant and pervasive declines in the market environment for the pharmaceutical and biotech industries impacting, among other things, market valuations of companies operating in those industries.

In September 2002, deCODE committed to a plan to sell its Woodridge Discovery Center and an agent was engaged and has initiated an active marketing program to locate a buyer/investor in a sale and leaseback transaction. The sale and leaseback transaction is expected to be completed by the early part of 2003. Taking into account the estimated selling price of the building less estimated costs to sell, deCODE recorded an impairment charge in the three and nine-month periods ended September 30, 2002 amounting to $2.1 million. In addition, certain intangible assets amounting to $0.6 million were determined to be impaired utilizing a discounted cashflow methodology to estimate fair value.

In September 2002, deCODE committed to a plan to sell its former headquarters facility that had been vacated in connection with the move to its new headquarters facility in Reykjavik's University district earlier in the year. In October 2002, an agent for the sale was engaged and an active marketing program to locate a buyer was initiated. In November 2002, terms of sale were agreed with a buyer in the amount of $2.8 million, that is contingent on buyer-financing. Taking into account the expected selling price of the building less estimated costs to sell, deCODE wrote-down the property in the three and nine-month periods ended September 30, 2002 amounting to $2.7 million. The remaining carrying value of the building ($2.7 million) is classified as an asset held for sale in the September 30, 2002 consolidated balance sheet.

Ongoing process automation and increased productivity in the core genetics operations in Reykjavik and changes in some of deCODE's target research programs have affected deCODE's planned volume and timing of usage of its materials and supplies. In this connection, management has recorded an additional provision for excess and obsolete inventory in the three and nine-month periods ended September 30, 2002.

Additionally, in September 2002 deCODE wrote-down the value of certain laboratory equipment no longer in use.

                              DECODE GENETICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Merck. In September 2002, deCODE and Merck & Co., Inc. (Merck) entered into an alliance aimed at developing new treatments for obesity. Under the alliance, deCODE and Merck will combine their research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. The goal of the alliance is to accelerate the discovery of new drugs to fight obesity, a condition that now represents one of the fastest-growing public health challenges in the industrialized world. . Under the terms of the three-year agreement, deCODE will receive research funding, technology access, license fees, milestone payments as compounds developed under the alliance advance in the development process, and royalties on successfully marketed alliance drugs.

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

                              DECODE GENETICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

deCODE is aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before Honorable Judge Shira
A. Scheindlin. The Individual Defendants have been dismissed from the action without prejudice. Pursuant to the underwriting agreement executed in connection with deCODE's IPO, deCODE has demanded indemnification from the Underwriter Defendants. The Underwriter Defendants have asserted that deCODE's request for indemnification is premature.

                              DECODE GENETICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


deCODE believes that the allegations against deCODE and deCODE's officers are without merit and deCODE intends to contest them vigorously. deCODE has filed a motion to dismiss these allegations. Judge Scheindlin heard oral argument on this motion on November 1, 2002. deCODE does not know when Judge Scheindlin will rule on this motion. At this juncture, the litigation remains in its preliminary stage, and deCODE cannot predict its outcome and the ultimate effect, if any, on its financial condition. In addition, it is possible that further lawsuits alleging substantially similar claims will be filed against deCODE and its officers. If deCODE is required to pay significant monetary damages as a result of such litigation, deCODE's business could be significantly harmed. Even if such suit or suits conclude in deCODE's favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from the litigation and no amounts have been provided for such matters in these financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. deCODE is required to adopt SFAS No. 146 for exit or disposal activities that are initiated from fiscal year 2003 and does not believe its adoption will have a significant impact on its financial position or results of operations.

OTHER

In February 2001, deCODE settled a payable for laboratory equipment of $13,150,000, which amount is included in investing cash flows for the purchase of property and equipment during the nine months ended September 30, 2001.

In 2002, deCODE completed the move to its new headquarters facility in Reykjavik's University district. As of September 30, 2002, a portion ($0.9 million) of the amount remaining owed the contractor on the building is payable in December 2002 and may be satisfied, according to agreed terms and at deCODE's option, upon the issuance of deCODE common stock; the number of which will be determined based upon the then fair market value of deCODE common stock.

deCODE has operating lease commitments for facilities that deCODE has or will be vacating during 2002 as a result of the move to the new headquarters facility. Management has assessed its alternatives in respect of these leased facilities, including sub-leasing, and has recorded a provision of $0.8 million in the nine month period ended September 30, 2002 with respect to the remaining commitments.

In May 2002, deCODE issued 141,665 shares of common stock upon the exercise of warrants to purchase shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2002 and for the three and nine-month periods ended September 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

OVERVIEW

deCODE was incorporated in August 1996. We are a population genetics company that is providing and developing a range of products and services for the healthcare industry. Our approach to the discovery of healthcare knowledge brings together three key types of non-personally identifiable population data derived from the Icelandic nation: information from the healthcare system, information about genealogical relationships among individuals covered by this system, and molecular genetics data from participants in our research into the genetics of common diseases.

Our business is organized according to product development offerings and services. Our product development activities encompass our population genetics programs aimed at creating new DNA-based diagnostics and therapeutics for common diseases. Our services include pharmacogenomic and clinical trial services, the newly-acquired chemistry services business of MediChem, which includes contract work in structural biology, medicinal chemistry and scale up into the clinic, as well as bioinformatics services including the Clinical Genome Miner and other bioinformatics tools developed in the course of our gene and drug target research.

We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2002 we had an accumulated deficit of $272 million. On the basis of our current range of activities, and following the implementation in September of a plan to reduce headcount and maximize the use of automation in our core genetics operations, we anticipate that we will be able to achieve positive cashflow from operations by the end of 2003. At the same time, we believe that the initiation of possible substantial new activities within this timeframe, such as clinical trials of a drug against one of our proprietary targets, would require additional expenditures that could delay for some time our achievement of positive cashflow from operations. We anticipate incurring additional net losses at least into the medium term, due to, among other factors, depreciation and amortization, as well stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.

We believe that current conditions in the global financial markets and in the pharmaceutical industry pose significant near-term challenges to biotechnology companies such as ourselves, as well as important opportunities. The principal challenge to us posed by the downturn in the market valuations of biotechnology companies and of the equity markets more generally is that it restricts our present ability to raise additional capital on favorable terms. In a very broad sense, it appears that the equity markets are currently more risk-averse than they have been in the recent past. The markets are therefore less willing to ascribe value to companies such as ourselves which, although developing new technologies that may have the potential for generating successful products, are not currently selling products on the market and are not yet profitable. This is a general trend affecting not only the biotechnology industry but all industries involved in developing new technologies and products that are unproven in the marketplace. Moreover, it is not certain how long this sentiment in the equity markets will last.

In order to mitigate the risk to our product development programs posed by the current conditions in the financial markets, we have implemented measures aimed at preserving our cash resources. We recently implemented a plan to reduce our staffing and overhead costs to a level that the we anticipate will make it possible to achieve positive cashflow from operations by the end of next year. We believe that we have sufficient cash resources to continue to fund our current research and operations for several years, and we are also investigating the possibility of alternative avenues of financing for our product development programs.

At the same time, the pharmaceutical industry, which is the principal customer base for our gene-discovery and contract chemistry businesses, is experiencing difficulties in maintaining historical rates of growth. This presents near-term challenges and significant longer term opportunities. One of the main challenges facing the pharmaceutical industry is developing pipelines of effective new drugs to treat major indications. As many leading brand-name drugs come off patent and face generic competition, the successful new medicines will become critical for filling the gap. In the short term, the financial pressures on pharmaceutical companies may be reflected in their research and development spending, making it more difficult for us to sign corporate alliances with significant upfront funding, or lengthening the time required to negotiate such deals. This will likely also lead to pressure on budgets for the outsourcing of chemistry services, which are an important source of revenue for us. In the medium to longer term, however, companies such as ours may be well positioned to play an important role in filling the gap in the pipeline of new drugs, either on their own or as partners of pharmaceutical companies. Our gene discovery programs are aimed at identifying novel drug targets that are involved in the basic biology of common diseases and we are focused on discovering new drugs against these targets, both on our own and with major pharmaceutical partners. Our partnerships with Roche and Merck demonstrate that the industry is already investing in the development of new therapeutics based on our approach. Similarly, it is possible that the pharmaceutical industry, in the interest of reducing internal overheads, may opt to increase its outsourcing of contract chemistry services.

Collaborations and further growth in our medicinal chemistry, pharmacogenetics and informatics services will remain an important element of our business strategy and future revenues. Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and our collaborative partners' ability to successfully commercialize products incorporating, or based on, our work. It is also dependent on our ability to maintain and grow our service lines of business. There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, sign additional subscribers to our database services, or successfully expand our medicinal chemistry or pharamacogenetics businesses. Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a material adverse effect on our business, financial condition and results of operations. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies in the near term. It may be several years before product revenues materialize, if they do at all.

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

In June 2001, we entered into a collaboration and cross-license agreement with Roche regarding diagnostics. Under the terms of this new agreement, we are collaborating on the development and marketing of DNA-based diagnostics for major diseases. We are working with Roche to identify and validate molecular targets which are useful for developing products and services that accurately establish a patient's current diagnosis, predict future risk of disease, predict drug response and determine responses to treatment or the health status of individuals and enable early prevention or treatment of disease. We will also be focusing on developing related informatics products and services, which will include software tools and databases. Under the agreement we will receive payments including research funding, research milestones and royalties on any products that are commercialized. The research term under the agreement is five years.

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

In September 2002, we entered into an alliance with Merck & Co., Inc. aimed at developing new treatments for obesity. Under the alliance, we will combine our research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. The goal of the alliance is to accelerate the discovery of new drugs to fight obesity, a condition that now represents one of the fastest-growing public health challenges in the industrialized world. Under the terms of the three-year agreement, we will receive research funding, technology access, license fees, milestone payments as compounds developed under the alliance advance in the development process, and royalties on successfully marketed alliance drugs.

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

The total consideration for the acquisition was approximately $85.9 million, which consists of deCODE common stock issued in exchange for outstanding MediChem common stock ($79.7 million), MediChem employee stock options assumed ($2.3 million) and estimated deCODE transaction costs ($3.9 million).

We have recorded the transaction as a purchase for accounting purposes and have allocated the purchase price, based upon independent valuations, to the assets purchased and liabilities assumed based upon their respective estimated fair values. We have allocated the excess of the purchase price over the estimated fair market value of net tangible assets acquired to identified intangibles, including developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. In the first quarter 2002 we recorded a charge to earnings for acquired in-process research and development amounting $0.5 million. In addition, amortization charges for other identifiable intangibles recorded in the MediChem acquisition will amount to approximately $1.2 million annually. Under SFAS No. 142, resulting goodwill ($62.3 million) will not be amortized but is subject to annual impairment testing (refer below).

Our consolidated financial statements include the cash flows and results of MediChem from March 18, 2002. The integration of MediChem has impacted and will continue to impact our results of operations and our financial position. With MediChem, our revenues have increased and will increase but our operating expenses have increased and will further increase and, at least for the near term, likely our net losses will increase. In addition, we expect to continue to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact our results of operations and financial condition is largely dependant upon the extent that MediChem's capacity is brought to bear on our in-house programs and how much of their existing contract services business is maintained and developed.

Our statements of operations include the results of MediChem from March 18, 2002, the date of acquisition. The following unaudited pro forma financial information presents our consolidated results as if the acquisition of MediChem occurred at the beginning of 2001. Nonrecurring charges, such as the acquired in-process research and development charge of $0.5 million is not reflected in the following pro forma financial information but MediChem's restructuring and impairment charges in 2001 are included. This pro forma information is not intended to be indicative of future operating results (in millions, except per share data).

                                                        FOR THE NINE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                     --------------------------
                                                        2002            2001
                                                     ----------      ----------
Total revenues .................................     $     36.0      $     36.5
Net loss .......................................         (118.2)          (85.1)
Basic and diluted net loss per share ...........          (2.23)          (1.62)


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Our revenues and results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the timing and composition of funding under our various collaborative agreements, as well as the progress of our own research and development efforts and the extent to which MediChem's capacity is brought to bear on our in-house programs. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, reliance on the license to create and run the Icelandic Health Sector Database, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

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

The cumulative effect of the change in accounting principle on prior years results $333,333 is included in income in the nine-month period ended
September 30, 2002. Had the retrospective basis of milestone revenue recognition been continued for the nine-month period ended September 30, 2002, revenue, net loss and basic and diluted net loss per share would have been $32.2 million, $(113.7) million and $(2.24), respectively.

The following is a summary of deferred revenue:

                                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                ------------------------------      ------------------------------
                                    2002              2001              2002              2001
                                ------------      ------------      ------------      ------------
Revenue recorded during
   the period .............     $ 13,975,608      $  8,963,795      $ 35,025,780      $ 30,382,189
Revenue recognized during
   the period .............       (8,982,073)       (9,720,955)      (31,878,019)      (20,951,848)
Deferred revenue recorded
   on acquisition of
   MediChem ...............                0                 0           827,403                 0
Cumulative effect of change
   in milestone revenue
   recognition policy .....                0                 0          (333,333)                0
                                ------------      ------------      ------------      ------------
                                   4,993,535          (757,160)        3,641,831         9,430,341
Deferred revenue at
   beginning of period ....       11,795,543        14,592,500        13,147,247         4,404,999
                                ------------      ------------      ------------      ------------
Deferred revenue at
   end of period ..........     $ 16,789,078      $ 13,835,340      $ 16,789,078      $ 13,835,340
                                ============      ============      ============      ============

Our revenues decreased to $8,982,073 for the three-month period ended September 30, 2002 as compared to $9,720,955 for the three-month period ended September 30, 2001, an decrease of 8%. Our revenues increased to $31,878,019 for the nine-month period ended September 30, 2002 as compared to $20,951,848 for the nine-month period ended September 30, 2001, an increase of 52%. The increase in the nine-month period ended September 30, 2002 as compared to the same period in 2001 is attributable to the addition of deCODE's recently acquired pharmaceuticals and biostructures groups and to the work conducted under the joint development and commercialization agreement with ABG. The decrease in the three-month period ended September 30, 2002 is due to there being no revenue recognized from the joint development and commercialization agreement with ABG under the percentage-of-completion basis of revenue recognition. The decrease in the three-month period ended September 30, 2002 as compared to the same period in 2001 is also due to that fact but also reflects the recognition of revenue from milestone achievements under the 1998 research collaboration with Roche during 2001. We are evaluating our collaboration with ABG. Depending upon the outcome of our evaluation, we may not recognize ABG collaboration revenue in the future to the extent or in the manner that we have in the past. In addition, we expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between quarters.

At September 30, 2002, the total amount of deferred research revenue that will be recognized in future periods aggregated $16,789,078. Revenues recorded increased to $13,975,608 for the three-month period ended September 30, 2002 as compared to $8,963,795 for the three-month period ended September 30, 2001 and increased to $35,025,780 for the nine-month period ended September 30, 2002 as compared to $30,382,189 for the nine-month period ended September 30, 2001. We recorded significant revenues in the three and nine-month periods ended September 30, 2001 principally as a result of the then new diagnostics collaboration with Roche and also milestone achievements under our 1998 research collaboration with Roche. Revenue recorded in the three-month period ended September 30, 2002 notably includes access fees and research funding under the alliance with Merck. Work completed under the joint development and commercialization agreement with ABG and under the therapeutics and diagnostics collaborations with Roche largely account for the remainder of revenues recorded to-date in 2002.

Research and Development Expenses. Our research and development expenses increased to $23,466,980 for the three-month period ended September 30, 2002 as compared to $16,836,656 for the three-month period ended September 30, 2001, an increase of 39%. Our research and development expenses increased to $64,679,878 for the nine-month period ended September 30, 2002 as compared to $53,384,144 for the nine-month period ended September 30, 2001, an increase of 21%. The change period-to-period is largely attributable to the addition of our newly-acquired pharmaceutical and biostructures groups from March 2002 and atypical charges in the nine-month period ended September 30, 2001 for consumables in support of, among other things, our then new ABI Prism 3700 DNA Analyzers and the disposal of laboratory equipment. Without regard to costs attributed to our pharmaceutical and biostructures groups in the three and nine-month periods ended September 30, 2002 and to atypical charges in the nine-month period September 30, 2001 our research and development expenditures have increased 20% and 25% in the three and nine-month periods ended September 30, 2002 as compared to the same periods in 2001. The increases reflect spending related to the range of our disease-gene research programs and the initiation of downstream work on targets already identified.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $5,925,274 for the three-month period ended September 30, 2002 as compared to $2,830,965 for the three-month period ended September 30, 2001, an increase of 109%. Our selling, general and administrative expenses increased to $15,292,164 for the nine-month period ended September 30, 2002 as compared to $9,561,812 for the nine-month period ended September 30, 2001, an increase of 60%. The change period-to-period is largely attributable to the addition of selling, general and administrative costs of our pharmaceutical and biostructures groups offset somewhat by a one-time litigation settlement for the three and nine-month periods ended September 30, 2001. Without regard to the additional costs attributed to our pharmaceutical and biostructures groups in the three and nine-month periods ended September 30, 2002 and to the litigation settlement during the nine-month period ended September 30, 2001, our general and administrative expenses increased 26% and 17% in the three and nine-month periods ended September 30, 2002, respectively as compared to those same periods in 2001 largely as a result of expanded sales efforts across our businesses and contractor services.

Stock-Based Compensation and Remuneration. Stock-based compensation and remuneration expense was $731,479 for the three-month period ended September 30, 2002 as compared to $1,162,675 for the three-month period ended September 30, 2001, a decrease of 37%. Stock-based compensation and remuneration expense was $2,488,952 for the nine-month period ended September 30, 2002 as compared to $3,515,302 for the nine-month period ended September 30, 2001, a decrease of 29%. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Impairment, Employee Termination Benefits and Other Costs. In September of 2002, we implemented a cost reduction program aimed at achieving positive operating cashflow from existing operations by the end of 2003. In this regard, we reduced total worldwide headcount by approximately 200 employees during the three-months ended September 30, 2002, focusing in particular on utilizing ongoing process automation and increased productivity in the core genetics operations in Reykjavik. Stemming from this initiative and together with our consideration of significant and pervasive declines in the market environment for pharmaceutical and biotech industries, we determined that impairment tests of the carrying value of our goodwill and other long-lived assets, including the long-lived assets acquired through the MediChem acquisition, should be performed as of September 30, 2002. We have completed these tests and recorded the following impairment, employee termination benefits and other charges during the three and nine-month periods ended September 30, 2002:


Employee termination benefits...................$ 2,157,713
Impairment of goodwill.......................... 53,400,000
Impairment of property and intangible asset.....  2,715,000
Write-down of assets held for sale..............  2,706,379
Write-down of equipment.........................  2,052,753
Obsolete and excess materials and supplies......  1,758,439
                                                -----------
                                                $64,790,284
                                                ===========

Charges related to termination benefits for 132 employees are accrued and unpaid as of September 30, 2002 and are expected to be settled in cash over the next 6 months.

For purposes of the goodwill impairment tests, we identified our reporting units, identified the assets and liabilities of the reporting units and performed impairment tests on the net goodwill associated with them. Goodwill that resulted from the acquisition of MediChem was assigned to the reporting units based upon expectations of synergies to be gained from the integration of the pharmaceutical and biostructures groups with the overall group. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To identify potential impairment, we compare fair value of a reporting unit with its carrying amount, including goodwill. For this purpose, we estimate fair value of a reporting unit using analyses of comparable companies and recent comparable transactions. In measuring the amount of impairment loss, we compare the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill, estimating the fair value of an impaired reporting unit using discounted cash flow methodologies. The goodwill impairment charge is associated solely with goodwill resulting from the acquisition of MediChem and results largely from significant and pervasive declines in the market environment for the pharmaceutical and biotech industries impacting, among other things, market valuations of companies operating in those industries.

In September 2002, we committed to a plan to sell our Woodridge Discovery Center and an agent was engaged and has initiated an active marketing program to locate a buyer/investor in a sale and leaseback transaction. The sale and leaseback transaction is expected to be completed by the early part of 2003. Taking into account the estimated selling price of the building less estimated costs to sell, we recorded an impairment charge in the three and nine-month periods ended September 30, 2002 amounting to $2.1 million. In addition, certain intangible assets amounting to $0.6 million were determined to be impaired utilizing a discounted cashflow methodology to estimate fair value.

In September 2002, we committed to a plan to sell our former headquarters facility that had been vacated in connection with the move to our new headquarters facility in Reykjavik's University district earlier in the year. In October 2002, an agent for the sale was engaged and an active marketing program to locate a buyer was initiated. In November 2002, terms of sale were agreed with a buyer in the amount of $2.8 million, that is contingent on buyer-financing. Taking into account the expected selling price of the building less estimated costs to sell, we wrote-down the property in the three and nine-month periods ended September 30, 2002 amounting to $2.7 million. The remaining carrying value of the building ($2.7 million) is classified as an asset held for sale in the September 30, 2002 consolidated balance sheet.

Ongoing process automation and increased productivity in the core genetics operations in Reykjavik and changes in some of our target research programs have affected our planned volume and timing of usage of its materials and supplies. In this connection, we have recorded an additional provision for excess and obsolete inventory in the three and nine-month periods ended September 30, 2002.

Additionally, in September 2002 we wrote-down the value of certain laboratory equipment no longer in use.

Interest Income. Our interest income was $711,658 for the three-month period ended September 30, 2002 as compared to $1,514,099 for the three-month period ended September 30, 2001, a decrease of 53%. Our interest income was $2,269,225 for the nine-month period ended September 30, 2002 as compared to $6,037,700 for the nine-month period ended September 30, 2001, a decrease of 62%. In general, the decreased returns are attributable to the decline of prevailing interest rates but also from an overall decrease in the amount of our cash.

Interest Expense. Our interest expense was $812,072 for the three-month period ended September 30, 2002 as compared to $101,496 for the three-month period ended September 30, 2001. Our interest expense was $2,422,044 for the nine-month period ended September 30, 2002 as compared to $283,985 for the nine-month period ended September 30, 2001. The increases in interest expense reflect the cost of financings put into place during the late part of 2001 and early part of 2002.

Other non-operating income and (expense), net. Our other non-operating income and (expense), net was $(393,404) for the three-month period ended September 30, 2002 as compared to $(333,360) for the three-month period ended September 30, 2001, and was $(1,016,188) for the nine-month period ended September 30, 2002 as compared to $(1,005,297) for the nine-month period ended September 30, 2001. Our other non-operating income and (expense), net is principally comprised of our share in the earnings (losses) of eMR and foreign exchange differences. The weakening of the U.S dollar vis-a-vis the Icelandic krona during 2002 has been significant and these currency fluctuations may continue to adversely affect our financial results.

Income Taxes. As of September 30, 2002, we had an accumulated deficit of $272 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three and nine-month periods ended September 30, 2002 or 2001. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2001, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $4.1 million to offset future taxable income in the United States that expire at various dates through 2021. Also, as of December 31, 2001 our foreign subsidiaries had net operating loss carryforwards of approximately $22.0 million that expire in varying amounts beginning in 2004.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $85,694,283 and $1.61 for the three-months ended September 30, 2002, respectively, as compared to $8,867,423 and $0.20 for the three-months ended September 30, 2001, respectively. Net loss and basic and diluted net loss per share were $113,719,981 and $2.24 for the nine-months ended September 30, 2002, respectively, as compared to $37,245,690 and $0.84 for the nine-months ended September 30, 2001, respectively. The increases in net loss and basic and diluted net loss per share are primarily attributable to the impairment, employee termination benefits and other charges recorded in the three and nine-month periods ended September 30, 2002 offset in part by the higher average number of shares outstanding for the 2002 periods. The difference in the average number of shares outstanding is the result of our acquisition of MediChem in March 2002.

Pro Forma Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $85,694,283 and $1.61, respectively, for the three months ended September 30, 2002 as compared to pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively of $9,721,590 and $0.22, respectively, for the three-months ended September 30, 2001. Net loss and basic and diluted net loss per share were $113,719,981 and $2.24, respectively, for the nine-months ended September 30, 2002, as compared to pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively of $39,162,357 and $0.89, respectively, for the nine-months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments. From the beginning of 1999 to-date, we have received cash of approximately $88 million from collaborative research agreements, $183 million from the issuance of common stock, $79 million from the issuance of preferred stock and warrants, and $64 million from privately placed bonds, bank loans and equipment financing. To-date we have received approximately $79 million in research and development funding from Roche. As of September 30, 2002 future funding under terms of our existing agreements is approximately $64 million excluding milestone payments and royalties that we may earn under such collaborations.

Cash and Cash Equivalents. As of September 30, 2002, we had $98.9 million in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Working capital needs resulted in the net use of $5.2 million of funds in the nine-month period ended September 30, 2002 as compared to $11.0 million that was provided by working capital sources in the nine-month period ended September 30, 2001. On account of this and significant non-cash impairment and other charges in the nine-month period ended September 30, 2002, although net loss increased $76.5 million for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001, net cash used in operating activities increased $30.3 million in the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001. Notably, in the nine-month period ended September 30, 2002 we made significant payments to our vendors and particularly to ABG for reagents, other supplies and DNA analyzers. On the basis of our current range of activities, and following the implementation in September of a plan to reduce headcount and maximize the use of automation in our core genetics operations, we anticipate that we will be able to achieve positive cashflow from operations by the end of 2003. At the same time, we believe that the initiation of possible substantial new activities within this timeframe, such as clinical trials of a drug against one of our proprietary targets, would require additional expenditures that could delay for some time our achievement of positive cashflow from operations.

Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the nine-month period ended September 30, 2002 were $14,065,407 as compared to $37,159,254 in the nine-month period ended September 30, 2001. Notably, during the nine-month period ended September 30, 2002 we expended $5.7 million in respect of the new building to house our operations in the University District of Reykjavik and purchased new DNA analyzers under our supply agreement with ABG in the total amount of $2.8 million. During the nine-month period ended September 30, 2001 we expended $15.2 million in respect of our new headquarters building and we paid $13.1 million for DNA analyzers acquired late in 2000. Cash acquired in the purchase of MediChem was $3.3 million and we paid $3.9 million of transaction costs, resulting in a net cash outlay for the nine-month period ended September 30, 2002 in connection with the acquisition of $570,511. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities. Net cash of $2,909,562 was provided in financing activities in the nine-month period ended September 30, 2002 as compared to $971,948 used in the nine-month period ended September 30, 2001. $14 million of cash that was restricted as of December 31, 2001 was provided in the nine-month period ended September 30, 2002 in the final financing (Tiers C and D) of our new headquarters facility. In addition, we repaid the existing mortgage on our Woodridge, IL discovery center ($11.9 million) and re-financed the property in June 2002, resulting in proceeds of $5.8 million. Installment payments on capital lease obligations have increased with new financings that were put into place during 2001. Total capital lease payments were $4,110,976 for the nine-month period ended September 30, 2002 as compared to $1,303,505 for the same period in 2001. We expect to continue to finance future property and equipment purchases through similar such leasing arrangements.

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

General. Following the implementation in September of a plan to reduce headcount and maximize the use of automation in our core genetics operations and based upon current plans, we believe that our existing resources will be adequate to satisfy our capital needs for several years. Our cash requirements depend on numerous factors, including our ability to obtain new research collaboration agreements, to obtain subscription and collaboration agreements for the database services; to obtain and maintain contract service agreements in our chemistry services and clinical research trials groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that our sequencing and genotyping operations remain competitive; and capital expenditures required to expand our facilities. Changes in our research and development plans, the entry into clinical trials of a drug based on our discoveries, or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. We are required to adopt SFAS No. 146 for exit or disposal activities that are initiated from fiscal year 2003 and do not believe its adoption will have a significant impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2002, all of our cash and cash equivalents were in money market and checking accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of deCODE's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that deCODE's current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports deCODE files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in internal controls. There have been no significant changes in deCODE's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and the Chief Financial Officer.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the matters reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 30, 2002, we held our annual meeting of stockholders. The results of the voting on the proposals submitted to the stockholders at this meeting were as follows:

      1. Election of one Class I Director

    NAME                              FOR                              WITHHELD
    ----                              ---                              --------
Sir John Vane                      31,002,433                          5,499,658

      2. Ratification of the appointment of PricewaterhouseCoopers LLP. as our independent accountants for the fiscal year ending December 31, 2002.

    FOR                             AGAINST                             ABSTAIN
    ---                             -------                             -------
36,114,091                          365,554                              22,446

      3. Approval of the amendment of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000.

    FOR                             AGAINST                             ABSTAIN
    ---                             -------                             -------
32,916,717                         3,192,201                            393,173

      4. Approval of our 2002 Equity Incentive Plan

   FOR                   AGAINST                 ABSTAIN          BROKER NON-VOTES
14,664,194              7,775,525                451,025             13,611,347

ITEM 5. OTHER INFORMATION

(a)   Stockholder Proposals for the 2003 Annual Meeting of Stockholders

      Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Act"), requires that a stockholder intending to submit a proposal to be considered at a company's annual meeting notify the company of such proposal not less than 120 calendar days before the date of the proxy statement that the company released to stockholders the previous year, or, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year's meeting, a reasonable time before the company begins to print and mail the proxy statement for the current year's annual meeting. deCODE has not yet selected the date for its 2003 Annual Meeting of Stockholders but anticipates that it will be held on or about June 15, 2003, which is more than 30 days earlier than the date of its 2002 Annual Meeting of Stockholders. deCODE believes that the proxy statement for its 2003 Annual Meeting of Stockholders will be mailed on or about April 30, 2003 and that a reasonable time before such mailing for the purpose of any stockholder proposal is a deadline of December 31, 2002.

      Similarly, pursuant to Rule 14a-4(c)(1) of the Act and deCODE's bylaws, notice of a matter to be brought before an annual meeting will be untimely if deCODE does not have notice of such matter at least 120 days before the date on which it first mailed its proxy materials for the prior year's annual meeting of stockholders, or, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year's meeting, a reasonable time before deCODE begins to print and mail the proxy statement for the current year's annual meeting. deCODE believes that a reasonable time before such mailing for the purpose of notice of any matter to be brought before an annual meeting is a deadline of December 31, 2002. If deCODE does not receive notice of a matter by that date, such notice will be considered untimely. deCODE's proxy for the 2003 Annual Meeting of Stockholders will grant discretionary authority to the persons named therein to exercise their voting discretion with respect to any matter of which deCODE does not receive timely notice.

(b) Risk Factors and Forward Looking Statements And Cautionary Factors That May Affect Future Results

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

DECODE MAY NOT SUCCESSFULLY DEVELOP OR DERIVE REVENUES FROM ANY PRODUCTS OR SERVICES.

deCODE uses its technology and research capabilities primarily to identify genes or gene fragments that are responsible for certain diseases, indicate the presence of certain diseases or cause or predispose individuals to certain complex diseases. Although deCODE has identified some genes that it believes are likely to cause certain diseases, deCODE may not be correct and may not be successful in identifying any other similar genes. Many experts believe that some of the diseases deCODE is targeting are caused by both genetic and environmental factors. Even if deCODE identifies specific genes that are partly responsible for causing diseases, any gene-based therapeutic or diagnostic products may not detect, prevent or cure a particular disease. Accordingly, even if deCODE is successful in identifying specific genes, its discoveries may not lead to the development of commercial therapeutic or diagnostic products.

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

Any pharmaceutical or diagnostic products that deCODE or its collaborators are able to develop will fail to produce revenues unless deCODE:

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

deCODE's Clinical Genome Miner contains tools to discover or validate disease linked genes based on non-personally identifiable genotypic, genealogical and phenotypic data. deCODE cannot be sure that marketing the Clinical Genome Miner will lead to collaborations with potential clients nor that the deCODE Combined Data Processing system will result in marketable products or services. Although deCODE's intended method for cross-referencing genealogical, genotypic and healthcare data is central to the development of the deCODE Combined Data Processing system, it is unproven.

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

deCODE's development of the Icelandic Health Sector Database will be impaired if individual Icelanders refuse to allow information from their medical records to be included in the Icelandic Health Sector Database. As of September 30, 2002, approximately 7% of the population has exercised their rights to exclude their medical records from the database. Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in deCODE's programs could diminish its ability to develop and market information based on the use of genotypic data. If deCODE fails to successfully commercialize its database services, it will not realize revenues from this part of its business.

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

deCODE will incur consolidation and integration expenses which it cannot accurately estimate fully at this time. Actual integration costs may substantially exceed deCODE's current estimates and may affect its financial condition and operating results negatively. If the benefits of the acquisition do not exceed the costs associated with the acquisition, deCODE's financial results could be adversely affected, including increased losses.

IF DECODE CONTINUES TO INCUR OPERATING LOSSES LONGER THAN ANTICIPATED, OR IN AMOUNTS GREATER THAN ANTICIPATED, IT MAY BE UNABLE TO CONTINUE ITS OPERATIONS.

deCODE incurred a net loss of $114 million for the nine-months ended September 30, 2002, including $65 million of employee termination, impairment and other costs, and has an accumulated deficit of $272 million at September 30, 2002. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, Merck and other collaborations, and from contract services and interest revenues. deCODE must continue to make substantial expenditures over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner Service, the Icelandic Health Sector Database and other informatics. The integration of MediChem has and will continue to impact deCODE's results of operations and financial position. With MediChem, deCODE's revenues have and will increase but operating expenses and, at least for the near term, likely net losses will also increase. In addition, deCODE expects to continue to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact deCODE's results of operations and financial condition is largely dependant upon the extent to which MediChem's capacity is brought to bear on deCODE's in-house programs and how much of their existing contract services business is maintained and developed. . As a result, deCODE expects to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.

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

IF DECODE IS NOT ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET ITS CAPITAL REQUIREMENTS, DECODE MAY BE FORCED TO REDUCE OR TERMINATE ITS RESEARCH PROGRAMS AND PRODUCT DEVELOPMENT.

deCODE has spent substantial amounts of cash to fund its research and development activities and expects to continue to spend over the next several years for research and development activities. deCODE expects to use cash to continue its research and development activities, develop the Clinical Genome Miner, construct the Icelandic Health Sector Database and the deCODE Combined Data Processing system, collect the genotype data, develop healthcare informatics products and conduct drug discovery and development activities. Many factors will influence its future capital needs, including:

- the number, breadth and progress of its discovery and research programs;

- its ability to attract customers;

- its ability to commercialize its discoveries and the resources it devotes to commercialization;

- the amount it spends to enforce patent claims and other intellectual property rights; and

- the costs and timing of regulatory approvals.

deCODE intends to rely on Roche, Merck and other existing and future collaborators for significant funding of its research efforts. In addition, deCODE may seek additional funding through public or private equity offerings and debt financings. deCODE may not be able to obtain additional financing when it needs it or the financing may not be on terms favorable to deCODE or its stockholders. Stockholders' ownership will be diluted if deCODE raises additional capital by issuing equity securities.

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

AGREEMENTS WITH COLLABORATORS MAY HAVE THE EFFECT OF LIMITING THE AREAS OF RESEARCH THAT DECODE MAY PURSUE EITHER ALONE OR WITH OTHERS.

deCODE's arrangements may place responsibility for key aspects of information technology, product development and marketing on its collaborative partners. If deCODE's collaborators fail to perform their obligations, deCODE's information technology products could contain erroneous data, design defects, viruses or software defects that are difficult to detect and correct and may adversely affect its revenues and the market acceptance of its products. deCODE's collaborators may stop supporting its products or providing services to it if they develop or obtain rights to competing products. Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between deCODE's collaborators and deCODE could lead to delays in the collaborative research, development or commercialization of products. Such disagreements could also result in litigation or require arbitration to resolve.

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

BECAUSE REVENUES ARE CONCENTRATED, THE LOSS OF A SIGNIFICANT CUSTOMER WOULD HARM DECODE'S BUSINESS.

Historically, a substantial portion of deCODE's revenue has been derived from contracts with a limited number of significant customers. deCODE's largest customer, Roche, accounted for approximately 80% of its consolidated revenue in 2001 and Roche accounted for 38% of consolidated revenue in the nine-month period ended September 30, 2002. Revenues under the joint development and commercialization agreement with ABG accounted for 17% and 26% of consolidated revenue in 2001 and the nine-month period ended September 30, 2002, respectively, but under the percentage-of-completion basis of revenue recognition none of the revenues in the three-month period ended September 30, 2002 were attributable to ABG. The loss of any significant customer would significantly lower deCODE's revenues and affect deCODE's progression to profitability.

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

DECODE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES AND GOVERNMENT AGENCIES IN THE DEVELOPMENT AND MARKETING OF PRODUCTS AND SERVICES.

A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field and deCODE's other areas of business, including drug discovery and development as well as database services and healthcare informatics, is intense and is expected to increase. deCODE has numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, the United States-funded Human Genome Project and other government-sponsored entities and companies providing healthcare information products. deCODE's collaborators, including Roche and Merck, may also compete with deCODE. Many of deCODE's competitors have considerably greater capital resources, research and development staffs and facilities, and technical and other resources than deCODE does, which may allow them to discover important genes before deCODE does. deCODE believes that a number of its competitors are developing competing products and services that may be commercially successful and that are further advanced in development than its potential products and services. To succeed, deCODE, together with its collaborators, must discover disease-predisposing genes, characterize their functions, develop genetic tests or therapeutic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before competitors. Even if deCODE's collaborators or deCODE is successful in developing effective products or services, deCODE's products and services may not successfully compete with those of its competitors. deCODE's competitors may succeed in developing and marketing products and services that are more effective than deCODE's or that are marketed before deCODE's.

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

DECODE MAY NOT BE ABLE TO PROTECT THE PROPRIETARY RIGHTS THAT ARE CRITICAL TO ITS SUCCESS.

deCODE's success will depend on its ability to protect its genealogy database and genotypic data and any other proprietary databases that it develops and its proprietary software and other proprietary methods and technologies. Despite deCODE's efforts to protect its proprietary rights, unauthorized parties may be able to obtain and use information that deCODE regards as proprietary. deCODE's commercial success will depend in part on obtaining patent protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including deCODE's, are generally uncertain and involve complex legal and factual considerations. deCODE cannot be sure that any of its pending patent applications will result in issued patents, that it will develop additional proprietary technologies that are patentable, that any patents issued to deCODE genetics, Inc. or deCODE's partners will provide a basis for commercially viable products, will provide deCODE with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on deCODE's ability to do business. If deCODE is unable to obtain patent protection for its technology or discoveries, the value of its proprietary resources will be adversely affected.

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

CHANGES IN OUTSOURCING TRENDS AND ECONOMIC CONDITIONS IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COULD ADVERSELY AFFECT DECODE'S GROWTH

Economic factors and industry trends that affect deCODE's primary customers, pharmaceutical and biotechnology companies, also affect deCODE's business. For example, the practice of many companies in these industries has been to outsource to organizations like deCODE to conduct genetic research, clinical research, sales and marketing projects and chemistry research and development projects. If these industries reduce their present tendency to outsource those projects, deCODE's operations, financial condition and growth rate could be materially and adversely affected. These alliances and arrangements are both time consuming and complex and we face substantial competition in establishing these relationships. In addition, our ability to generate new business could be impaired by general economic downturns in our customers' industries.

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

         3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 30, 2002

         3.3 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)

         4.1      Form of Indexed Bond (Tier A) (Incorporated by reference to
                  Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.)

         4.2      Form of Indexed Bond (Tier C) (Incorporated by reference to
                  Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.)

         10.1* Research Collaboration and License Agreement dated September 26, 2002 between deCODE genetics, Inc., deCODE genetics, ehf. and Merck & Co., Inc.

         99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for a portion of this Exhibit.

(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the period covered by the Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 14, 2002

                                                 deCODE genetics, Inc.

                                                             /s/ Kari Stefansson
                                       -----------------------------------------
                                                                 Kari Stefansson
                                                        Chairman, President, and
                                                         Chief Executive Officer

                                                              /s/ Lance Thibault
                                       -----------------------------------------
                                                                  Lance Thibault
                                                         Chief Financial Officer
                                                                   and Treasurer

I, Kari Stefansson, Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of deCODE genetics, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 14, 2002

/s/ Kari Stefansson
---------------------------
Kari Stefansson
Chief Executive Officer

I, Lance E. Thibault, Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of deCODE genetics, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated November 14, 2002

/s/ Lance Thibault
---------------------------
Lance Thibault
Chief Financial Officer

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT

3.1 Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 30, 2002

3.3 Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000)

4.1 Form of Indexed Bond (Tier A) (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.)

4.2 Form of Indexed Bond (Tier C) (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.)

10.1* Research Collaboration and License Agreement dated September 26, 2002 between deCODE genetics, Inc., deCODE genetics, ehf. and Merck & Co., Inc.

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for a portion of this Exhibit.