Form 10-K/A
period 2001-12-31
DECODE GENETICS INC
filed 2003-04-15
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)
                        FOR ANNUAL AND TRANSITION REPORTS
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                    MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the equity stock held by non-affiliates of the Registrant: $236,684,745 at March 31, 2002 based on the last sales price on March 28, 2002, the last trading day before that date..

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 31, 2002: 53,515,390 shares of common stock $.001 par value (including 8,362,893 shares of common stock which the former shareholders of MediChem Life Sciences, Inc. ("MediChem") have the right to receive under the terms of the Agreement of Plan of Merger, dated as of January 7, 2002, by and between deCODE genetics, Inc., Saga Acquisition Corp. and MediChem).

                                EXPLANATORY NOTE


This Form 10-K/A is being filed for the purpose of amending and restating Items 1, 6, 7, 8 and 14 of deCODE genetics, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 27, 2002, to reflect the restatement of deCODE's consolidated financial statements as of and for the three year period ended December 31, 2001. The information in this Form 10-K/A does not reflect any subsequent information or events other than the restatement. The only changes to deCODE's previously filed Annual Report on Form 10-K relate to the restatement.



deCODE genetics, Inc. did not amend its quarterly report on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2001, and the financial statements and related financial information contained in such report should no longer be relied upon.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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


In this report, references to we or us refer to deCODE genetics, Inc. and our wholly-owned subsidiary, Islensk erfdagreining ehf., and its subsidiaries deCODE cancer ehf. and Encode ehf., each an Icelandic private limited company. After the closing of the acquisition of MediChem Life Sciences Inc. on March 18th 2002 we or us also refers to MediChem, a wholly owned subsidiary of deCODE genetics, Inc., and to Medichem's wholly owned subsidiaries.


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

COLLABORATIONS


Applied Biosystems Group. In July 2001, we announced the formation of a three-year alliance with Applied Biosystems Group. Under this alliance we were adapting our genotyping software suite for integration with Applied Biosystems' laboratory management software to provide a full range of highly customizable solutions for the generation, management and analysis of genotyping data. See
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS.


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


RESEARCH AND DEVELOPMENT EXPENSES (in thousands unless otherwise noted)


Our research and development expenses were $70,954 in the year ended December 31, 2001, $45,742 in 2000 and $33,213 in 1999. Of these amounts, we estimate that $26 million, $23 million and $22 million were spent on customer sponsored research and development activities in 2001, 2000 and 1999, respectively.

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

THE ICELANDIC HEALTH SECTOR DATABASE LICENSE


On December 17, 1998, the Icelandic parliament passed the Icelandic Health Sector Database Act, or the Act, allowing the Ministry of Health and Social Security, or the Ministry, to grant an operating license to create and operate the Icelandic Health Sector Database. On January 22, 2000, the Ministry granted the Icelandic Health Sector Database license (the "License") to Islensk erfdagreining ehf., our wholly-owned Icelandic subsidiary. The License, which has a term of twelve years, allows us to collect data from medical records of Icelandic healthcare institutions and self-employed health professionals, and to transfer such data in encrypted form into a centralized database containing non-personally identifiable information. It also permits us to cross-reference the Icelandic Health Sector Database data with genealogical data and genotypic data obtained through consent.


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

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially due to a number of factors, including those set forth in this section and elsewhere in this Form 10-K/A. These factors include, but are not limited to, the risks set forth below.

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


deCODE incurred a net loss of $52,447 for the year ended December 31, 2001 and has an accumulated deficit of $163,201 at December 31, 2001. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, other recent collaborations and interest revenues. deCODE must increase its expenditures substantially over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner Service, the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. As a result, deCODE expects to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of operating losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.


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

BECAUSE REVENUES ARE CONCENTRATED, THE LOSS OF A SIGNIFICANT CUSTOMER WOULD HARM ITS BUSINESS

Historically, a substantial portion of deCODE's and MediChem's revenue has been derived from contracts with a limited number of significant customers. deCODE's largest customer, Roche, accounted for approximately 96% of its consolidated revenue in 2001. MediChem's ten largest customers accounted for approximately 71% of its total contract revenues in 2001. The loss of any significant customer would significantly lower deCODE's revenues and affect deCODE's progression to profitability.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market and the EASDAQ Market under the symbol "DCGN" since July 17, 2000. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:

                                                               HIGH      LOW
                                                              ------    ------
2000
----
Third Quarter (commencing July 17, 2000)....................  $31.50    $22.00
Fourth Quarter..............................................  $26.63    $ 8.94
2001
----
First Quarter...............................................  $11.25    $ 6.56
Second Quarter..............................................  $15.15    $ 5.28
Third Quarter...............................................  $12.25    $ 5.75
Fourth Quarter..............................................  $10.60    $ 5.92

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


                                                          (in millions)
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

ITEM 6. SELECTED FINANCIAL DATA


The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The consolidated statement of operations data for the fiscal years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 are derived from consolidated financial statements included elsewhere in this Annual Report that have been audited by PricewaterhouseCoopers ehf., independent accountants. The consolidated statement of operations data for the fiscal years ended December 31, 1997 and 1998 and the consolidated balance sheet data at December 31, 1997, 1998 and 1999, are derived from statements that have been audited by PricewaterhouseCoopers ehf. and are not included in this Annual Report. Historical results are not necessarily indicative of future results.



                                                                      FOR THE YEAR-ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  1997           1998           1999           2000           2001
                                               -----------   ------------   ------------   ------------   ------------
                                                         (in thousands, except share and per share amounts)

                                                               (as restated) (as restated) (as restated) (as restated)
Revenue......................................  $         0   $     12,705   $     16,591   $     21,545   $     26,099
Operating expenses
    Research and development.................        6,080         19,282         33,213         45,742         70,954
    General and administrative...............        1,968          4,893          8,221         15,373         12,402
                                               -----------   ------------   ------------   ------------   ------------
Total operating expenses.....................        8,048         24,175         41,434         61,115         83,356
                                               -----------   ------------   ------------   ------------   ------------
Operating loss...............................       (8,048)       (11,470)       (24,843)       (39,570)       (57,257)
Interest Income..............................          163            922          2,188          7,378          6,925
Other non-operating income and (expense),
  Net........................................         (172)          (360)        (1,133)         1,073         (2,115)
Taxes........................................            0              0              0              0              0
                                               -----------   ------------   ------------   ------------   ------------
Net loss.....................................       (8,057)       (10,908)       (23,788)       (31,119)       (52,447)
                                               -----------   ------------   ------------   ------------   ------------
Accrued dividends and Amortized discount on
  preferred stock(2).........................         (620)        (2,572)        (7,543)        (7,541)             0
Premium on repurchase of preferred stock.....            0              0        (30,887)             0              0
                                               -----------   ------------   ------------   ------------   ------------
Net loss available to common
  stockholders(2)............................  $    (8,677)  $    (13,480)  $    (62,218)  $    (38,660)  $    (52,447)
                                               ===========   ============   ============   ============   ============
Basic and diluted net loss per share.........  $     (3.85)  $      (3.39)  $     (12.34)  $      (1.81)  $      (1.26)
Shares used in computing basic and diluted
  net loss per share(1)(2) (as restated).....     2,254,413      3,974,825      5,042,844     21,381,256     41,634,009
Other non-GAAP Financial Data:
Pro forma basic and diluted net loss per
  share(3)...................................                               $      (0.91)  $      (0.91)
Shares used in computing pro forma basic and
  diluted net loss per share(3)..............                                 26,156,154     34,228,300

                                                                        AS OF DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                 1997           1998           1999           2000           2001
                                              -----------   ------------   ------------   ------------   ------------
                                                                           (in thousands)
                                                                                                         (As restated)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................  $     2,714   $     25,076   $     29,846   $    194,145   $    153,061
Total assets................................        6,770         38,540         80,527        248,901        249,900
Total long-term liabilities.................        1,331          6,946          5,471          3,519         44,428
Redeemable, convertible preferred
  stock(2)..................................       12,604         43,158        121,589              0              0
Total stockholders' equity (deficit)(2).....       (9,908)       (18,222)       (72,772)       216,269        170,733



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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (in thousands, except share and per share amounts unless otherwise noted)


You should read this section in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this document.

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


We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of December 31, 2001 we had an accumulated deficit of $163,201. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our commercialization of discovery efforts, technology development and construction of database services and informatics. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.



RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements for the years ended December 31, 1998 through 2001. The principal adjustments are discussed below.

Revenue Matters. In the fourth quarter of 2002, we terminated and entered into a related settlement agreement with Applied Biosystems Group (ABG) in connection with two agreements between the parties that had been in place since July 2001. In connection with this termination, we reassessed our previously reported accounting for our Joint Development and Commercialization Agreement (the Agreement) with ABG to develop genotypic analysis products and have determined that revenue related to ABG's payment obligation and our development costs associated with the Agreement should be deferred until the development efforts are completed or the Agreement is terminated, if earlier. This resulted in a reduction of revenues of $5.4 million and $8.2 million and costs of $0.3 and $0.5 million previously reported in 2001 and through the first three quarters of 2002, respectively. The resulting deferred revenue and costs of $6.3 million and $0.8 million at September 30, 2002, respectively, were recognized in the fourth quarter of 2002 when the parties reached agreement as to termination. Our previous accounting for the Agreement was to record revenue according to a percentage of completion model, where revenues were recognized on the basis of the estimated percentage of work completed in a given reporting period as compared to the total estimated work required under the Agreement. Contract costs were previously expensed as incurred.

At the same time, we reached agreement with ABG as to the termination of our Reagent Supply Agreement which required us to make certain minimum purchases on a quarterly basis. Settlement of the Reagent Supply Agreement had no impact on our consolidated financial results.

In a separate matter, we have adjusted our September 30, 2001 and December 31, 2001 balance sheets to reverse $5.0 million in unbilled receivables and an equal amount of deferred revenue. The previous unbilled amounts were invoiced in June 2002 in accordance with the contractual payment terms of the related collaboration agreement with one of our customers. The restatement had no impact on our consolidated statements of operations.

Results Per Share. We have restated our basic and diluted net loss per share for each of four years in the period ended December 31, 2001 to correct our accounting treatment of restricted shares that have an associated outstanding non-recourse promissory note. These shares were previously included in the determination of weighted average shares outstanding for purposes of calculating basic and diluted loss per share to the extent they were vested. To the extent a promissory note received upon issuance of restricted shares is outstanding, the shares are excluded from weighted average shares outstanding. The impact of excluding all relevant restricted shares reduces the number of weighted shares outstanding and therefore increases the loss per share.

Other. We have corrected our accounting for certain other minor items, the impact of which is a decrease in net operating loss for the full-year 2001 of $0.5 million.

The following table presents the impact of the restatements on a condensed basis (in thousands, except share and per share amounts):


                                                                                   AS PREVIOUSLY
Consolidated Statement of Operations Data--FOR THE YEAR-ENDED DECEMBER 31, 2001       REPORTED       ADJUSTMENT     AS RESTATED
                                                                                   -------------    -----------     -----------
Revenue                                                                                  $31,551        $(5,452)        $26,099
Operating expenses                                                                        84,199           (843)         83,356
Operating loss                                                                            52,648          4,609          57,257
Net loss                                                                                  47,838          4,609          52,447

Basic and diluted net loss per share                                                        1.08           0.18            1.26
Shares used in computing basic and diluted
  net loss per share                                                                  44,289,911     (2,655,902)     41,634,009

Consolidated balance sheet--December 31, 2001

Total current assets                                                                    $193,104        $(6,770)       $186,334
Total assets                                                                             256,359         (6,459)        249,900
Total current liabilities                                                                 34,739              0          34,739
Stockholders' equity                                                                     175,342         (4,609)        170,733
Total liabilities and stockholders' equity                                               256,359         (6,459)        249,900


                                                                                     AS PREVIOUSLY
Consolidated Statement of Operations Data--FOR THE YEAR-ENDED DECEMBER 31, 2000         REPORTED        ADJUSTMENT     AS RESTATED
                                                                                     -------------      ----------     -----------
Basic and diluted net loss per share                                                 $      1.63        $      0.18    $      1.81
Shares used in computing basic and diluted
  net loss per share                                                                  23,671,113         (2,289,857)    21,381,256


                                                                                     AS PREVIOUSLY
Consolidated Statement of Operations Data--FOR THE YEAR-ENDED DECEMBER 31, 1999         REPORTED       ADJUSTMENT     AS RESTATED
                                                                                     -------------     ----------     -----------
Basic and diluted net loss per share                                                  $     9.65      $      2.69     $    12.34
Shares used in computing basic and diluted
  net loss per share                                                                   6,446,055       (1,403,211)     5,042,844




                                                                                     AS PREVIOUSLY
Consolidated Statement of Operations Data--FOR THE YEAR-ENDED DECEMBER 31, 1998         REPORTED       ADJUSTMENT     AS RESTATED
                                                                                     -------------     ----------     -----------
Basic and diluted net loss per share                                                  $     3.06        $    0.33     $     3.39
Shares used in computing basic and diluted
  net loss per share                                                                   4,400,576         (425,751)     3,974,825

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


In July 2001, we entered into a joint development and commercialization agreement with Applied Biosystems Group, or ABG. Under the terms of the agreement, we were working with ABG to jointly develop and commercialize software products for the collection, organization and analysis of genotyping information. See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESTATEMENT OF CONSOLIDATED FINANCIAL RESULTS.


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


Given the nature of some of our contractual obligations, we may invoice in advance of the work being completed or we may be required to recognize revenue under GAAP in advance of being contractually permitted to invoice for our services. Revenue invoiced in advance of satisfying the applicable criteria for revenue recognition remains as deferred revenue in our balance sheet at any reporting date and then is recognized as revenue no sooner than when we provide the related services. Revenue recognized prior to the time we are contractually entitled to invoice is reported as unbilled costs and fees. In considering whether to recognize unbilled revenues we assess the likelihood of successfully fulfilling our obligations under the arrangement as well as the risk of collection.


We are also entitled to royalties or profit sharing under the terms of our agreements. Due to the extended time period for the development and commercialisation of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts.


Although we currently depend upon funded research arrangements for a significant portion of our revenue, we are increasing our investment in proprietary research and we will incur the costs of such research. In the near term, this will require us to continue to make significant investments to expand our in-house capabilities for downstream development which we believe will better position us to capture the most value to us in our discoveries. As we identify promising discoveries for further development, we may choose to continue the development ourselves into and through clinical trials, regulatory clearances and manufacture, distribution and marketing. In other cases we are or will be working to varying degrees with partners.

This shift from primarily funded research activities to more proprietary research activities will, we believe, increase the potential reward to us from our research. In doing so, we may trade-off an amount of revenue guaranteed for the short-term -- i.e., research funding -- that would go to support these activities. We have undertaken this shift with the view of increasing our stake in the long-term value of our discoveries.


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


- Income Taxes. The preparation of financial statements requires us to evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets resulting from deductible operating losses and other items. Due primarily to our history of operating losses and the expectation that such losses will continue into the foreseeable future, we have concluded that currently there is insufficient positive evidence that exists to justify the recognition of our net deferred tax assets in our balance sheet. Although there can be no assurance that losses generated to date will be used to offset future taxable income, an adjustment to the valuation of our current net deferred tax assets in the future would increase income in the period that we made a determination that such an adjustment was appropriate.


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


- Litigation and Other Contingencies. We consider litigation and other claims and potential claims or contingencies in preparing our financial statements under generally accepted accounting principles. We maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimated. We base our accruals on information available at the time of such determination. Although we are party to litigation and other actual or potential claims, our legal counsel and we, are unable to estimate the probability of an unfavourable outcome or estimate any resulting loss. Consequently, we have not included an accrual for such costs in our financial statements. Changes or developments in the relevant action or our strategy in such proceedings could materially affect our results of operations for any particular quarterly or annual period. Since the recognition of a loss is dependent upon factors not completely in the control of management, timing of a charge, if any, is difficult to predict with certainty.


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

Revenues. The following is a summary of deferred revenue (As restated):


                                                             DECEMBER 31,
                                              -----------------------------------------
                                                 1999           2000           2001
                                              -----------    -----------    -----------
                                                            (in thousands)
Revenue recorded during the year ended......  $    17,674    $    23,712    $    32,991
Revenue recognized during the year ended....      (16,591)       (21,545)       (26,099)
                                              -----------    -----------    -----------
                                                    1,083          2,167          6,892
Deferred revenue at beginning of year.......        1,155          2,238          4,405
                                              -----------    -----------    -----------
Deferred revenue at end of year.............  $     2,238    $     4,405    $    11,297
                                              ===========    ===========    ===========


Our revenues increased to $26,099 for the year-ended December 31, 2001 as compared to $21,545 and $16,591 for the years ended December 31, 2000 and 1999, respectively. Revenues attributable to our research collaboration agreement with Roche were $25,158 for the year ended December 31, 2001 as compared $20,693 and $15,777 for the years ended December 31, 2000 and 1999, respectively. The $4,554 or 21% increase in total revenues from 2000 to 2001 principally results from the recognition of revenue from new milestone achievements under our 1998 research collaboration with Roche but also from the new diagnostics collaboration with Roche. The $4,954 or 30% increase in revenues from 1999 to 2000 primarily resulted from new milestones having been achieved under the agreement with Roche in 2000.

At December 31, 2001, the total amount of deferred research revenue that will be recognized in future periods aggregated $11,297. Revenues recorded increased to $32,991 for the year-ended December 31, 2001 as compared to $23,712 and $17,674 for the years ended December 31, 2000 and 1999, respectively. The $9,279 or 39% increase in recorded revenues from 2000 to 2001 is principally attributable to our new diagnostics collaboration with Roche, the joint development and commercialization with ABG and also results from greater milestone achievements under our 1998 research collaboration with Roche. The $6,038 or 34% increase in recorded revenues from 1999 to 2000 is principally attributable to greater milestone achievements under the 1998 research collaboration with Roche.


Research and Development Expenses. Our research and development expenses increased to $70,954 for the year-ended December 31, 2001 as compared to $45,742 and $33,213 for the years ended December 31, 2000 and 1999, respectively. We have continued to expand our research and development operations, including hiring of additional research personnel with the resulting salary and benefits costs, an expansion of our laboratory facilities and equipment acquisitions, and the resulting depreciation, use of consumables, and our increased research efforts. The $25,212 or 55% increase in research and development expenses from 2000 to 2001 is primarily attributable to depreciation on the expanded asset base and increased usage of consumables in support of, among other things, our new ABI Prism 3700 DNA Analyzers, salaries and contractor services and the disposal of laboratory equipment. The $12,529 or 38% increase in research and development expenses from 1999 to 2000 resulted from depreciation on the expanded asset base and salaries and contractor services and also from license fee costs payable to the Icelandic government, as required by the Icelandic Health Sector Database operating license, that were recorded in the year ended December 31, 2000 but no such costs were recorded in the year ended December 31, 1999 because the license had not yet been issued. We expect to continue to increase research and development spending as we pursue and expand our efforts. We also expect research and development to increase with the establishment of our new subsidiaries, MediChem, Encode, and deCODE Cancer as well as a result of our new diagnostics development contract with Roche, therapeutics development contract with Roche and other recent collaborations.


General and Administrative Expenses. Our general and administrative expenses were $12,402 for the year-ended December 31, 2001 as compared to $15,373 and $8,221 for the years ended December 31, 2000 and 1999, respectively. Without regard to a $1.3 million of non-cash litigation settlement charge in the year ended December 31, 2001, $3.2 million of stock-based contributions in the year ended December 31, 2000, and stock-based compensation and remuneration charges during all periods, general and administrative expense increased approximately $2.2 million or 28% from 2000 to 2001 and $2.8 million or 60% from 1999 to 2000 as a result of added salaries, contractor services and other general and administrative expenses in the continued expansion of our operations. We expect general and administrative expenses will increase as we continue to build our operations, notably with the inclusion and integration of MediChem into the business.

Stock-Based Compensation and Remuneration Expense. Stock-based compensation and remuneration expense decreased to $4,651 for the year-ended December 31, 2001 as compared to $8,687 and $9,046 for the years ended December 31, 2000 and 1999, respectively. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Interest Income. Our interest income was $6,925 for the year-ended December 31, 2001 as compared to $7,378 and $2,188 for the years ended December 31, 2000 and 1999, respectively. The decrease of $453 or 6% from 2000 to 2001 is attributable to the decline of prevailing interest rates but also from an overall decrease in our cash balance as we continue to use the proceeds of our initial public offering for operations. The increase of $5,190 or 237% from 1999 to 2001 resulted from overall higher cash reserves as a result of our initial public offering.


Other non-operating income and expense, net. Our other non-operating income and expense, net increased to a net expense of $2,115 for the year-ended December 31, 2001 as compared to net income of $1,073 and net expense $1,133 for the years ended December 31, 2000 and 1999, respectively. The increase in net other non-operating expense primarily results from foreign exchange losses in the current periods.



Income Taxes. As of December 31, 2001, we had an accumulated deficit of $163,201 and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the years ended December 31, 1999, 2000 or 2001. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2001, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $4.1 million to offset future taxable income in the United States that expire at various dates through 2021. Also, as of December 31, 2001 our foreign subsidiaries had net operating loss carryforwards of approximately $21.4 million that expire in varying amounts beginning in 2004.



Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $52,447 and $1.26 for the year ended December 31, 2001, respectively, as compared to $31,119 and $1.81 for the year ended December 31, 2000 and $23,788 and $12.34 for the year ended December 31, 1999, respectively. This is an increase of 69% in net loss and a decrease of 30% in basic and diluted net loss per share from 2000 to 2001 and an increase of 31% in net loss and a decrease of 85% in basic and diluted net loss per share from 1999 to 2000. Although net loss has increased in the three years ended December 31, 2001, basic and diluted net loss per share has decreased primarily as a result of the greater number of average shares outstanding as a result of our initial public offering in July 2000.



Pro Forma Basic and Diluted Net Loss Per Share. Pro forma basic and diluted net loss per share is computed for periods prior to our initial public offering as if the preferred shares had converted into common shares immediately upon their issuance. Accordingly, in the calculation of pro forma net loss per share for such periods, net loss has not been increased for the dividends accumulated or discounts on preferred stock amortized during such periods. Basic and diluted net loss per share increased to $1.26 for the year ended December 31, 2001 as compared to pro forma basic and diluted net loss per share of $0.91 and $0.91 for the years ended December 31, 2000 and 1999, respectively.


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

Cash and Cash Equivalents. As of December 31, 2001, we had $167,061 in cash and cash equivalents, including part of a bridge loan ($14 million) that is restricted as to its use as of December 31, 2001. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. Inflation has been significant in Iceland during the year ended December 31, 2001 but has not had a material effect on our business.


Operating Activities. Funds from working capital sources provided $10,717 of cash for operating activities for year ended December 31, 2001 as compared to a use of funds of $2,929 for the year ended December 31, 2000 and $393 provided for the year ended December 31, 1999. As a result, although net loss increased $21,328 for the year ended December 31, 2001 as compared to December 31, 2000, net cash used in operating activities increased just $5,345 to $21,470 in the year ended December 31, 2001 as compared to a use of funds of $16,125 in the year ended December 31, 2000.


Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the year ended December 31, 2001 were $47,681 as compared to $15,470 in the year ended December 31, 2000 and $2,886 in the year ended December 31,1999, primarily due to the expansion of our facilities and operations. Particularly, during the year ended December 31, 2001 we expended $23.7 million in respect of the new building to house our operations in the University District of Reykjavik and we paid for the fifty new ABI Prism 3700 DNA Analyzers acquired late in 2000 ($13.1 million). Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities. Net cash of $28,077 was provided in financing activities in the year ended December 31, 2001 as compared to $196,865 provided in the year ended December 31, 2000 and $19,553 in the year ended December 31, 1999. Net cash provided by financing activities in 2000 was largely due to approximately $182 million of net proceeds from our July 2000 initial public offering. Net cash provided by financing activities in 2001 was principally due to the financing of certain equipment and of our new headquarters facility.

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


In March 2002, we borrowed a further $13.8 million from an Icelandic bank for the construction of our new headquarters facility. The borrowing is collateralized by the property and improvements and consists of: privately placed bonds (Tier C) -- approximately $7.2 million denominated in Icelandic krona and linked to the Icelandic Consumer Price Index that is payable in March 2007 and bears annual interest of 12.0% that is payable annually beginning March 2003; and, a $6.6 million bank loan (Tier D) -- denominated in U.S. dollars that is payable in March 2007 and bears annual interest of three-month LIBOR plus 6.0% that is payable quarterly beginning June 2002. Tier C bonds may be prepaid at each interest payment date and the Tier D bank loan may be prepaid on the anniversary date of the loan starting December 2003.


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


Recent Accounting Pronouncements. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 for fiscal year 2002 and we are currently in the process of evaluating the impact SFAS No. 142 will have on our financial position and results of operations.


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

We hold various interest rate sensitive assets and liabilities to manage the liquidity and cash needs of our day-to-day operations. As a result, we are exposed to risks due to changes in interest rates. In order to mitigate risks associated with interest rate sensitive liabilities we use interest rate derivative instruments, such as interest rate swaps, and may in the future use other instruments to achieve the desired interest rate maturities and asset/liability structures.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K/A. A list of the financial statements filed herewith is found at "Index to Financial Statements and Schedules" on page F-1.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are included as part of this Annual Report on Form 10-K/A:

1. Financial Statements:


                                                               PAGE
                                                               ----
Report of Independent Accountants..........................     F-2
Consolidated Statements of Operations......................     F-3
Consolidated Balance Sheets................................     F-4
Consolidated Statements of Changes in Stockholders'
  Equity (Deficit).........................................     F-5
Consolidated Statements of Cash Flows......................     F-7
Notes to Consolidated Financial Statements.................     F-8


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

  4.2 Form of Warrant to Purchase Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July
          17, 2000).

  4.3 Form of Warrant to Purchase Series C Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July
          17, 2000).


 10.1     Form of License from The Icelandic Data Protection Commission (now,
          The Icelandic Data Protection Authority) to Islensk erfdagreining ehf.
          and its Clinical Collaborators to Use and Access Patient Records and
          Other Clinical Data Relating to Individuals (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1
          (Registration No. 333-31984) which became effective on July 17, 2000).


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


  10.5 Agreement on the Collaboration of Fridrik Skulason (FS) and Islensk erfdagreining ehf. (IE) on the Creation of a Database of Icelandic
          Genealogy, dated April 15, 1997 (Incorporated by reference to Exhibit
          10.5 to the Company's Registration Statement on Form S-1 (Registration
          No. 333-31984) which became effective on July 17, 2000).


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


 10.11*  Employment Agreement between Islensk erfdagreining ehf. and Kristjan
         Erlendsson, dated September 4, 1998 (Incorporated by reference to
         Exhibit 10.21 to the Company's Registration Statement on Form S-1
         (Registration No. 333-31984) which became effective on July 17, 2000).



 10.12 Co-operation Agreement between Reykjavik Hospital and Islensk erfdagreining ehf., dated November 4, 1998 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1
         (Registration No. 333-31984) which became effective on July 17, 2000).



 10.13 Co-operation Agreement between the Iceland State Hospital and Islensk erfdagreining ehf., dated December 15, 1998 (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1
         (Registration No. 333-31984) which became effective on July 17, 2000).


 10.14*  Non-Recourse Promissory Note between deCODE genetics, Inc. and Hannes
         Smarason, dated September 15, 1999 (Incorporated by reference to
         Exhibit 10.35 to the Company's Registration Statement on Form S-1
         (Registration No. 333-31984) which became effective on July 17, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------


 10.15 Research Collaboration Agreement by and between Islenskar hveraorverur ehf. (now Prokaria, ehf.) and Islensk erfdagreining ehf., dated
          December 28, 1999 (Incorporated by reference to Exhibit 10.38 to the
          Company's Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).



 10.16    Agreement between The Minister for Health and Social Security and
          Islensk erfdagreining ehf. relating to the Issue of an Operating
          License for the Creation and Operation of a Health Sector Database, dated January 21, 2000 (Incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (Registration No.
          333-31984) which became effective on July 17, 2000).



 10.17 Operating License issued to Islensk erfdagreining ehf., for the Creation and Operation of a Health Sector Database, dated January 22,
          2000 (Incorporated by reference to Exhibit 10.40 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).



 10.18 Agreement between The University of Iceland, Islensk erfdagreining ehf., and the City of Reykjavik, dated February 15, 2000 (Incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).


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


 10.21+   Strategic Alliance Agreement between Partners HealthCare System, Inc.,
         The General Hospital Corporation, d.b.a. Massachusetts General
         Hospital, The Brigham and Women's Hospital, Inc. and deCODE genetics
         Ltd. (Islensk erfdagreining), dated May 11, 2000 (Incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on
         Form S-1 (Registration No. 333-31984) which became effective on July
         17, 2000).



 10.22+  Crosswalk Development Agreement between Partners HealthCare System,
         Inc., The General Hospital Corporation, d.b.a. Massachusetts General
         Hospital, The Brigham and Women's Hospital, Inc. and deCODE genetics
         Ltd. (Islensk erfdagreining), dated May 11, 2000 (Incorporated by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July
         17, 2000).



 10.23*  Employment Agreement between Islensk erfdagreining ehf. and Hakon
         Gudbjartson, dated May 5, 1999 (Incorporated by reference to Exhibit
         10.52 to the Company's Annual Report on Form 10K filed March 23,
         2001).


 10.24 Form of Contract on the Processing of Clinical Data and their Transfer to a Health Sector Database between several Health Institutions and Islensk erfdagreining ehf. (Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K filed March 23, 2001).

 10.25*  Amended and Restated Promissory Note, dated January 1, 2001, by Hannes
         Smarason and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
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

 10.36 Contract on Financial Leasing between Lysing hf, and Islensk erfdagreining ehf., dated as of December 13, 2001. (Previously filed)


 10.37 Land Lease Agreement between the City of Reykjavik and Islensk erfdagreining ehf., dated as of December 21, 2001. (Previously filed)


 10.38 Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfdagreining ehf., dated as of December 21, 2001. (Previously filed)

 10.39 Annex to the Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfdagreining ehf., dated as of January 4, 2002.
          (Previously filed)


 10.40# Loan Agreement between Sturlugata 8 ehf. and Islandsbanki-FBA hf., dated as of December 21, 2001. (Previously filed)



EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------


 10.41# Loan Agreement between Sturlugata 8, ehf. and Islandsbanki-FBA hf., dated as of December 27, 2001. (Previously filed)


 10.42    Currency Exchange Agreement between Sturlugata 8 ehf. and
          Islandsbanki-FBA hf., dated as of December 21, 2001. (Previously filed)


 10.43#   Agreement on the Sale and Listing of Bonds Issued by Sturlugata 8 ehf.
          between Islandsbanki-FBA hf. and Islensk erfdagreining ehf., dated as of December 21,2001. (Previously filed)



 10.44    General Bond with Consumer Price Index between Islandsbanki-FBA hf.
          and Sturlugata 8 ehf., dated as of December 21, 2001.( Previously filed)



 10.45    General Bond with Consumer Price Index between Islandsbanki-FBA hf.
          and Sturlugata 8 ehf., dated as of December 21, 2001. (Previously filed)



 10.46#   Research Collaboration and Cross-License Agreement among F. Hoffman-La
          Roche Ltd and Hoffman-La Roche Inc. and deCODE genetics, ehf. (Islensk erfdagreining), effective as of February 1, 2002. (Previously filed)


 10.47 Loan Agreement between Kristjan Erlendsson and Islensk erfdagreining ehf., dated as of October 11, 2001. (Previously filed)

 21.1     Subsidiaries of deCODE genetics, Inc. (Previously filed)


 23.1     Consent of PricewaterhouseCoopers ehf., independent accountants.
          (Filed herewith)


 99.1     Government Regulation on a Health Sector Database, dated January 22,
          2000 (Incorporated by reference to Exhibit 99.1 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

 99.2 Act. No. 139/1998 on a Health Sector Database (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July
          17, 2000).

 99.3     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002. (Filed herewith)



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

deCODE genetics, Inc.

By:



                       /s/ DR. KARI STEFANSSON                   APRIL 15, 2003
                      --------------------------------------
                       Dr. Kari Stefansson, President and
                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
              /s/ DR. KARI STEFANSSON                  Chairman, President, Chief         April 15, 2003
---------------------------------------------------      Executive Officer (principal
                Dr. Kari Stefansson                      executive officer) and
                                                         Director

                /s/ LANCE THIBAULT                     Chief Financial Officer and        April 15, 2003
---------------------------------------------------      Treasurer (principal
                  Lance Thibault                         financial officer and
                                                         principal accounting officer)

             /s/ JEAN-FRANCOIS FORMELA                 Director                           April 15, 2003
---------------------------------------------------
               Jean-Francois Formela

               /s/ TERRANCE MCGUIRE                    Director                           April 15, 2003
---------------------------------------------------
                 Terrance McGuire

                 /s/ SIR JOHN VANE                     Director                           April 15, 2003
---------------------------------------------------
                   Sir John Vane

                 /s/ ANDRE LAMOTTE                     Director                           April 15, 2003
---------------------------------------------------
                   Andre Lamotte

                                 CERTIFICATIONS

I, Kari Stefansson, Chief Executive Officer, certify that:

     1. I have reviewed this Amendment No. 2 to the Annual Report on Form 10-K of deCODE genetics, Inc.;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;



     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Dated: April 15, 2003          /s/ Kari Stefansson
                               -------------------
                               Kari Stefansson
                               Chief Executive Officer


I, Lance Thibault, Chief Financial Officer, certify that:

     1. I have reviewed this Amendment No. 2 to the Annual Report on Form 10-K of deCODE genetics, Inc.;


     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;



     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Dated: April 15, 2003          /s/ Lance Thibault
                               ------------------
                               Lance Thibault
                               Chief Financial Officer
                              deCODE GENETICS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-2
Consolidated Statements of Operations.......................   F-3
Consolidated Balance Sheets.................................   F-4
Consolidated Statements of Changes in Stockholders'
  Equity (Deficit)..........................................   F-5
Consolidated Statements of Cash Flows.......................   F-7
Notes to Consolidated Financial Statements..................   F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of deCODE genetics, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of deCODE genetics, Inc. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



As discussed in the footnote to the consolidated financial statements titled "Restatement of Consolidated Financial Statements," the accompanying financial statements for the years ended December 31, 1999, 2000 and 2001 have been restated.


PricewaterhouseCoopers ehf
Reykjavik, Iceland

March 18, 2002 except for the footnote titled
"Restatement of Consolidated Financial
Statements" for which the date is April 2, 2003
                             deCODE GENETICS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------------
                                                   (in thousands, except share and per share amounts)
                                                    (As restated)   (As restated)   (As restated)

                                                          1999           2000            2001
                                                       ----------     -----------     -----------
Revenue..........................................      $   16,591     $    21,545     $    26,099
Operating expenses
  Research and development.......................          33,213          45,742          70,954
  General and administrative.....................           8,221          15,373          12,402
                                                       ----------     -----------     -----------
          Total operating expenses...............          41,434          61,115          83,356
                                                       ----------     -----------     -----------
Operating loss...................................         (24,843)        (39,570)        (57,257)
Interest income..................................           2,188           7,378           6,925
Other non-operating income and (expense), net....          (1,133)          1,073         (2,115)
Taxes............................................               0               0               0
                                                       ----------     -----------     -----------
Net loss.........................................         (23,788)        (31,119)        (52,447)
Accrued dividends and amortized discount on
  preferred stock................................          (7,543)         (7,541)              0
Premium on repurchase of preferred stock.........         (30,887)              0               0
                                                       ----------     -----------     -----------
Net loss available to common stockholders........      $  (62,218)    $   (38,660)    $   (52,447)
                                                       ==========     ===========     ===========
Basic and diluted net loss per share.............      $   (12.34)    $     (1.81)    $     (1.26)
Shares used in computing basic and diluted net
  loss per share.................................       5,042,844      21,381,256      41,634,009



The accompanying notes are an integral part of the consolidated financial statements.

                              deCODE GENETICS, INC

                           CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                  2000             2001
                                                               ----------       ----------
                                                                      (in thousands)

                                                                               (As restated)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  194,145       $  153,061
  Restricted cash...........................................            0           14,000
  Receivables and other current assets......................       14,482           19,273
                                                               ----------       ----------
          Total current assets..............................      208,627          186,334
Property and equipment, net.................................       37,101           61,208
Other long-term assets and deferred charges.................        3,173            2,358
                                                               ----------       ----------
          Total assets......................................   $  248,901       $  249,900
                                                               ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   22,958       $   21,165
  Current portion of capital lease obligations..............        1,750            4,855
  Current portion of long-term debt.........................            0            2,572
  Deferred research revenue.................................        4,405            6,147
                                                               ----------       ----------
          Total current liabilities.........................       29,113           34,739
Capital lease obligations, net of current portion...........        2,802            9,922
Long-term debt, net of current portion......................            0           28,929
Deferred research revenue...................................            0            5,150
Other long-term liabilities.................................          717              427
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares;
     Issued and outstanding: none...........................            0                0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares;
     Issued and outstanding: 45,041,969 at December 31,
     2000; and 45,328,227 and 45,257,386, respectively, at
     December 31, 2001......................................           45               45
  Additional paid-in capital................................      350,399          351,960
  Notes receivable..........................................      (11,851)         (10,788)
  Deferred compensation.....................................      (11,569)          (6,174)
  Accumulated deficit.......................................     (110,754)        (163,201)
  Accumulated other comprehensive income....................           (1)              53
  Treasury stock............................................            0           (1,162)
                                                               ----------       ----------
          Total stockholders' equity........................      216,269          170,733
                                                               ----------       ----------
          Total liabilities and stockholders' equity........   $  248,901       $  249,900
                                                               ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                              deCODE GENETICS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (in thousands, except share amounts)

                                                                                                       DIVIDENDS
                                                                                                       ACCRETED
                                                                                                          ON
                                        SHARES                                                        REDEEMABLE,
                                ----------------------    ADDITIONAL                                  CONVERTIBLE
                                                 PAR       PAID-IN         NOTES         DEFERRED      PREFERRED     ACCUMULATED
                                COMMON STOCK    VALUE      CAPITAL       RECEIVABLE    COMPENSATION      STOCK         DEFICIT
                                ------------   -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 1998........................     9,381,500    $     9   $     17,843   $     (4,033)  $     (8,550)  $    (3,216)  $     (20,275)
Issuance of common stock.....        68,000          0          1,449
Forfeiture of unvested
 Founder stock and unvested
 common stock issued upon
 early exercise of stock
 options.....................      (359,655)                                     219            513
Exchange of common stock for
 Series B preferred stock....      (333,333)                      750
Issuance of common stock upon
 exercise of stock options...       847,500          1            663         (5,896)
Deferred compensation arising
 from stock options..........                                  12,941                       (12,941)
Cancellation of stock options
 previously giving rise to
 deferred compensation.......                                    (115)                          115
Amortization of deferred
 compensation................                                                                 8,313
Payments of notes
 receivable..................                                                    112
Premium on repurchase of
 preferred stock.............                                                                                 583         (31,470)
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                                   1,541
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                                                              (5,752)         (1,791)
Comprehensive income (loss):
Net loss for the period......                                                                                             (23,788)
Other comprehensive income
 (loss):
Foreign currency
 translation.................
Total comprehensive income
 (loss):.....................
                                  ---------    -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER 31,
 1999........................     9,604,012    $    10   $     35,072   $     (9,598)  $    (12,550)  $    (8,385)  $     (77,324)
                                  ---------    -------   ------------   ------------   ------------   -----------   -------------

                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE                          TOTAL
                                  INCOME          TREASURY        STOCKHOLDERS'
                                  (LOSS)            STOCK        EQUITY (DEFICIT)
                               -------------   ---------------   ----------------
BALANCE AT DECEMBER 31,
 1998........................   $         0    $             0      $    (18,222)
Issuance of common stock.....                                              1,449
Forfeiture of unvested
 Founder stock and unvested
 common stock issued upon
 early exercise of stock
 options.....................                             (733)               (1)
Exchange of common stock for
 Series B preferred stock....                           (4,500)           (3,750)
Issuance of common stock upon
 exercise of stock options...                            5,233                 1
Deferred compensation arising
 from stock options..........                                                  0
Cancellation of stock options
 previously giving rise to
 deferred compensation.......                                                  0
Amortization of deferred
 compensation................                                              8,313
Payments of notes
 receivable..................                                                112
Premium on repurchase of
 preferred stock.............                                            (30,887)
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                                              1,541
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                             (7,543)
Comprehensive income (loss):
Net loss for the period......                                            (23,788)
Other comprehensive income
 (loss):
Foreign currency
 translation.................             3                                    3
                                                                    ------------
Total comprehensive income
 (loss):.....................                                            (23,785)
                                -----------    ---------------      ------------
BALANCE AT DECEMBER 31,
 1999........................   $         3    $             0      $    (72,772)
                                -----------    ---------------      ------------

The accompanying notes are an integral part of the consolidated financial statements.

                              deCODE GENETICS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (DEFICIT) -- (CONTINUED)


                                                                                                      DIVIDENDS
                                                                                                      ACCRETED
                                                                                                         ON
                                       SHARES                                                        REDEEMABLE,
                               ----------------------    ADDITIONAL                                  CONVERTIBLE
                                                PAR       PAID-IN         NOTES         DEFERRED      PREFERRED     ACCUMULATED
                               COMMON STOCK    VALUE      CAPITAL       RECEIVABLE    COMPENSATION      STOCK         DEFICIT
                               ------------   -------   ------------   ------------   ------------   -----------   -------------
BALANCE AT DECEMBER
 31, 1999....................     9,604,012    $   10    $    35,072    $    (9,598)   $   (12,550)   $   (8,385)   $    (77,324)
Common stock issued upon
 initial public offering, net
 of issuance cost............    11,040,000        11        181,941
Issuance of common stock upon
 exercise of warrants........       306,943         0              0
Other issuances of common
 stock.......................       165,910         0          3,670                          (666)
Redeemable, convertible
 preferred stock converted to
 to common stock.............    23,737,081        24        118,735                                      13,615
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                                  2,041
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                                                             (5,230)         (2,311)
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...       (26,977)                                    109            186
Issuance of common stock upon
 exercise of stock options...       215,000         0          2,130         (2,362)
Deferred compensation arising
 from stock options..........                                  6,810                        (6,810)
Amortization of deferred
 compensation................                                                                8,271
Comprehensive income (loss):
Net loss for the period......                                                                                            (31,119)
Other comprehensive income
 (loss):
Foreign currency
 translation.................
Total comprehensive income
 (loss):.....................
                                 ----------    ------    -----------    -----------    -----------    ----------    ------------
BALANCE AT DECEMBER 31,
 2000........................    45,041,969        45        350,399        (11,851)       (11,569)            0        (110,754)
Issuance of common stock upon
 exercise of warrants........        94,444         0              0
Other issuances of common
 stock.......................       191,814         0          1,555
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...       (70,841)                                    410            750
Payment of notes.............                                                   653
Deferred compensation arising
 from stock options..........                                      6                            (6)
Amortization of deferred
 compensation................                                                                4,651
Comprehensive income (loss):
Net loss for the period......                                                                                            (52,447)
Other comprehensive income
 (loss):
Foreign currency
 translation.................
Total comprehensive income
 (loss)......................
                                 ----------    ------    -----------    -----------    -----------    ----------    ------------
BALANCE AT DECEMBER 31,
 2001 (as restated)..........    45,257,386    $   45    $   351,960    $   (10,788)   $    (6,174)   $        0    $   (163,201)
                                 ==========    ======    ===========    ===========    ===========    ==========    ============



                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE                          TOTAL
                                  INCOME          TREASURY        STOCKHOLDERS'
                                  (LOSS)            STOCK        EQUITY (DEFICIT)
                               -------------   --------------    ----------------
BALANCE AT DECEMBER
 31, 1999....................  $          3    $            0      $    (72,772)
Common stock issued upon
 initial public offering, net
 of issuance cost............                                           181,952
Issuance of common stock upon
 exercise of warrants........                                                 0
Other issuances of common
 stock.......................                                             3,004
Redeemable, convertible
 preferred stock converted to
 to common stock.............                                           132,374
Beneficial conversion feature
 of issuance of Series C
 preferred stock.............                                             2,041
Accretion of dividends and
 amortization of discount on
 preferred stock.............                                            (7,541)
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...                            (295)                0
Issuance of common stock upon
 exercise of stock options...                             295                63
Deferred compensation arising
 from stock options..........                                                 0
Amortization of deferred
 compensation................                                             8,271
Comprehensive income (loss):
Net loss for the period......                                           (31,119)
Other comprehensive income
 (loss):
Foreign currency
 translation.................            (4)                                (4)
                                                                   ------------
Total comprehensive income
 (loss):.....................                                           (31,123)
                               ------------    --------------      ------------
BALANCE AT DECEMBER 31,
 2000........................            (1)                0           216,269
Issuance of common stock upon
 exercise of warrants........                                                 0
Other issuances of common
 stock.......................                                             1,555
Forfeiture of unvested common
 stock issued upon early
 exercise of stock options...                          (1,162)               (2)
Payment of notes.............                                               653
Deferred compensation arising
 from stock options..........                                                 0
Amortization of deferred
 compensation................                                             4,651
Comprehensive income (loss):
Net loss for the period......                                           (52,447)
Other comprehensive income
 (loss):
Foreign currency
 translation.................            54                                  54
                                                                   ------------
Total comprehensive income
 (loss)......................                                           (52,393)
                               ------------    --------------      ------------
BALANCE AT DECEMBER 31,
 2001 (as restated)..........  $         53    $       (1,162)     $    170,733
                               ============    ==============      ============


The accompanying notes are an integral part of the consolidated financial statements.

                              deCODE GENETICS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                            (in thousands)

                                                                     1999           2000           2001
                                                                   --------       --------       --------
                                                                                               As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................     $ (23,788)     $ (31,119)     $ (52,447)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................         3,374          5,204         10,028
  Amortization of deferred stock compensation...............         8,313          8,271          4,651
  Other stock-based remuneration and stock contributions....           733          3,610             53
  Loss on disposal of equipment.............................             0              0            787
  Charges for write-down of obsolete and excess materials
    and supplies............................................             0              0          2,961
  Litigation settlement.....................................             0              0          1,293
  Equity in net loss of affiliate...........................           486            738            462
  Accrued interest on receivable from share issuance........          (894)           894              0
  Equipment received for services provided..................          (414)             0              0
  Other.....................................................             0           (794)            25
Changes in operating assets and liabilities:
  Receivables and other current assets......................        (1,748)       (11,671)        (6,931)
  Accounts payable and accrued expenses.....................           907          6,316         11,357
  Deferred research revenue.................................         1,083          2,166          6,892
  Other working capital changes.............................           151            260           (601)
                                                                 ---------      ---------      ---------
    Net cash used in operating activities...................       (11,797)       (16,125)       (21,470)
                                                                 ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................        (2,886)       (15,470)       (47,681)
  Investment in affiliated company, net.....................          (104)          (446)             0
  Acquisitions and investments, net.........................             4           (350)             0
  Other.....................................................             0           (175)           (10)
                                                                 ---------      ---------      ---------
    Net cash used in investing activities...................        (2,986)       (16,441)       (47,691)
                                                                 ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of preferred stock and warrants..................        41,658         34,534              0
  Issuance of common stock, net.............................             1        182,015              0
  Repurchase of preferred stock.............................       (20,311)       (17,467)             0
  Repayment of notes receivable for common stock............           112              0            653
  Forfeiture of common stock................................             0              0             (2)
  Proceeds from financing of facility.......................             0              0         17,200
  Proceeds from equipment sale-leaseback financing..........             0              0         12,000
  Installment payments on capital lease obligations.........        (1,907)        (2,217)        (1,774)
                                                                 ---------      ---------      ---------
    Net cash provided by financing activities...............        19,553        196,865         28,077
                                                                 ---------      ---------      ---------
Net increase (decrease) in cash.............................         4,770        164,299        (41,084)
Cash and cash equivalents at beginning of period............        25,076         29,846        194,145
                                                                 ---------      ---------      ---------
Cash and cash equivalents at end of period..................     $  29,846      $ 194,145      $ 153,061
                                                                 =========      =========      =========
Supplemental cash flow information:
  Cash paid for interest....................................     $     574      $     495      $     388
Supplemental schedule of non-cash transactions:
  Series A preferred stock issued in settlement of current
    liability...............................................           150              0              0
  Receivable from share issuance............................        33,144              0              0
  Payable to preferred shareholders.........................        17,467              0              0
  Series B Preferred Stock issued in exchange for shares in
    affiliate...............................................           779              0              0
  Common stock issued in exchange for shares in
    subsidiary..............................................         1,449          2,395            210
  Supplies received in exchange for services provided.......           240              0              0
  Payable for laboratory equipment..........................             0         13,150              0


The accompanying notes are an integral part of the consolidated financial statements.

                              deCODE GENETICS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except share and per share data unless otherwise noted)


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


RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

deCODE has restated its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001. The principal adjustments are discussed below.

Revenue Matters. In the fourth quarter of 2002, deCODE terminated and entered into a related settlement agreement with Applied Biosystems Group (ABG) in connection with two agreements between the parties that had been in place since July 2001. In connection with this termination, deCODE reassessed its previously reported accounting for its the Joint Development and Commercialization Agreement (the Agreement) with ABG to develop genotypic analysis products and has determined that revenue related to ABG's payment obligation and deCODE's development costs associated with the Agreement should be deferred until the development efforts are completed or the Agreement is terminated, if earlier. This resulted in a reduction of revenues of $5.4 million and $8.2 million and costs of $0.3 and $0.5 million previously reported in 2001 and through the first three quarters of 2002, respectively. The resulting deferred revenue and costs of $6.3 million and $0.8 million at September 30, 2002, respectively, were recognized in the fourth quarter of 2002 when the parties reached agreement as to termination. deCODE's previous accounting for the Agreement was to record revenue according to a percentage of completion model, where revenues were recognized on the basis of the estimated percentage of work completed in a given reporting period as compared to the total estimated work required under the Agreement. Contract costs were previously expensed as incurred.

At the same time, deCODE reached agreement with ABG as to the termination of its Reagent Supply Agreement which required deCODE to make certain minimum purchases on a quarterly basis. Settlement of the Reagent Supply Agreement had no impact on deCODE's consolidated financial results.

In a separate matter, deCODE has adjusted its September 30, 2001 and December 31, 2001 balance sheets to reverse $5.0 million in unbilled receivables and an equal amount of deferred revenue. The previous unbilled amounts were invoiced in June 2002 in accordance with the contractual payment terms of the related collaboration agreement with one of deCODE's customers. The restatement had no impact on deCODE's consolidated statements of operations.

Results Per Share. deCODE has restated its basic and diluted net loss per share for the each of four years in the period ended December 31, 2001 to correct its treatment of restricted shares that have an associated outstanding non-recourse promissory notes (see STOCK OPTION PLAN). These shares were previously included in the determination of weighted shares outstanding for purposes of calculating basic and diluted loss per share to the extent they were vested. To the extent a promissory note received upon issuance of restricted shares is outstanding, the shares are excluded from weighted average shares outstanding. The impact of excluding all relevant restricted shares reduces the number of weighted shares outstanding and therefore increases the loss per share.

Other. deCODE has corrected its accounting for certain other minor items, the impact of which is a decrease in net operating loss for the full-year 2001 of $0.5 million.

The following table presents the impact of the restatements on a condensed basis (in thousands, except share and per share amounts):




                                                               AS PREVIOUSLY
Consolidated Statement of Operations Data --                        REPORTED     ADJUSTMENT    AS RESTATED
FOR THE YEAR-ENDED DECEMBER 31, 2001                           --------------   -----------    -----------
Revenue                                                           $    31,551   $   (5,452)    $    26,099
Operating expenses                                                     84,199         (843)         83,356
Operating loss                                                         52,648        4,609          57,257
Net loss                                                               47,838        4,609          52,447

Basic and diluted net loss per share                                     1.08          0.18           1.26
Shares used in computing basic and diluted net loss per share      44,289,911    (2,655,902)    41,634,009


Consolidated balance sheets -- As of December 31, 2001

Total current assets                                              $   193,104   $    (6,770)   $   186,334
Total assets                                                          256,359        (6,459)       249,900
Total current liabilities                                              34,739             0         34,739
Stockholders' equity                                                  175,342        (4,609)       170,733
Total liabilities and stockholders' equity                            256,359        (6,459)       249,900






                                                                AS PREVIOUSLY
Consolidated Statement of Operations Data --                         REPORTED     ADJUSTMENT    AS RESTATED
FOR THE YEAR-ENDED DECEMBER 31, 2000                            -------------    -----------    -----------
Basic and diluted net loss per share                              $      1.63   $      0.18     $      1.81
Shares used in computing basic and diluted net loss per share      23,671,113    (2,289,857)     21,381,256






                                                                AS PREVIOUSLY
Consolidated Statement of Operations Data --                         REPORTED     ADJUSTMENT   AS RESTATED
FOR THE YEAR-ENDED DECEMBER 31, 1999                           --------------    -----------   -----------
Basic and diluted net loss per share                               $     9.65   $      2.69     $    12.34
Shares used in computing basic and diluted net loss per share       6,446,055    (1,403,211)     5,042,844



PRINCIPLES OF CONSOLIDATION


The consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its wholly owned subsidiary, Islensk erfdagreining ehf., including its subsidiaries. deCODE conducts its operations through Islensk erfdagreining ehf. No dividends have been paid by this subsidiary. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.


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

REVENUE


Revenues consist of fees earned from research and development collaboration agreements and are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts generally either as contract research costs are incurred, including the percentage of completion basis, or upon the achievement of certain milestones. Research revenues are recorded and recognized on an accrual basis as services are provided and are recorded with reference to contracted rates. Such funding payments are not refundable in the event that the related efforts are not successful. Non-refundable up-front payments are deferred and recognized on a straight-line basis over the research term. Milestone payments are recorded when acknowledgement of having achieved applicable performance requirements is received and are recognized as revenue on a retrospective basis over the contractual term of the underlying agreement. Accordingly, upon achievement of the milestone a portion of the milestone payment equal to the percentage of the collaboration completed through that date is recognized, with the remainder recognized as services are performed (generally straight-line) over the remaining estimated term of the collaboration. Unbilled costs and fees represent revenue recognized prior to billing. Contractual payments due to deCODE are recorded as deferred revenue until earned.


The following is a summary of deferred revenue:


                                                                   DECEMBER 31,
                                                   --------------------------------------------
                                                       1999            2000            2001
                                                   ------------    ------------    ------------
                                                                  (in thousands)
                                                                                   (as restated)

Revenue recorded during the year ended...........  $     17,674    $     23,712    $     32,991
Revenue recognized during the year ended.........       (16,591)        (21,545)        (26,099)
                                                   ------------    ------------    ------------
                                                          1,083           2,167           6,892
Deferred revenue at beginning of year............         1,155           2,238           4,405
                                                   ------------    ------------    ------------
Deferred revenue at end of year..................  $      2,238    $      4,405    $     11,297
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

FOREIGN CURRENCY TRANSLATION


deCODE's functional currency is the U.S. dollar. Islensk erfdagreining also consolidates its subsidiaries, several of which use the local currency, the Icelandic krona, as the functional currency. For these entities, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Translation gains and losses of these entities are included in accumulated other comprehensive income and loss. Assets and liabilities of other deCODE entities that are denominated in other than the U.S. dollar are reported with reference to exchange rates in effect at fiscal year-end, and revenues and expenses of these entities that are denominated in other than the U.S. dollar are reported according to the exchange rates prevailing on the transaction date. Transaction gains and losses of these entities are included in other non-operating income and expense, net in deCODE's Consolidated Statements of Operations. Net transaction gains and (losses) were $(98), $1,489 and $(1,264) in 1999, 2000 and 2001, respectively.


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

To date deCODE's efforts have largely been directed toward discovery services and financial information available for evaluation by senior management and members of the Board in deciding how to allocate resources and assess performance is that of the business as a whole. For these reasons, deCODE has a single reportable segment. All of deCODE's revenue from inception have been generated in Iceland, and all of deCODE's significant long-lived assets are located in Iceland. Roche accounted for 95%, 96% and 96% consolidated revenue in the years ended December 31, 1999, 2000 and 2001, respectively.

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


                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           2000           2001
                                                      -----------    -----------    -----------
                                                                    (in thousands)
                                                                                  (as restated)
Net loss............................................  $    23,788    $    31,119    $    52,447
Accrued dividends on Series A, Series B and Series C
  preferred stock...................................        5,752          5,230              0
Amortized discount on Series A and Series C
  preferred stock...................................        1,791          2,311              0
                                                      -----------    -----------    -----------
Accrued dividends and amortized discount on
  preferred stock...................................        7,543          7,541              0
Premium on repurchase of preferred stock............       30,887              0              0
                                                      -----------    -----------    -----------
Net loss available to common stockholders...........  $    62,218    $    38,660    $    52,447
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


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                  1999             2000            2001
                                                              ------------     ------------    ------------
                                                                (SHARES)         (SHARES)        (SHARES)
                                                             (as restated)    (as restated)   (as restated)
Preferred stock convertible into shares of common
  stock..................................................       22,969,544                0               0
Warrants to purchase shares of common stock..............        2,110,037        1,167,500       1,067,500
Options to purchase shares of common stock...............           45,000          821,000       1,918,333
Restricted shares with an associated outstanding
  non-recourse promissory note...........................        3,731,167        3,889,190       3,060,289

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

RECEIVABLES AND OTHER CURRENT ASSETS

Receivables and other current assets consist of the following:


                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 2000           2001
                                                              -----------    ------------
                                                                    (in thousands)
                                                                             (as restated)
Receivables.................................................  $     8,000    $     9,145
Receivables, related party..................................        1,348            380
Materials and supplies......................................            0          6,556
Value added taxes...........................................        3,662          1,448
Other current assets........................................        1,472          1,744
                                                              -----------    -----------
          Total.............................................  $    14,482    $    19,273
                                                              ===========    ===========

INVESTMENTS AND OTHER

GAGNALIND HF. AND eMR HF.

In January and February 1999, deCODE acquired equity interests totalling 25.2% in Gagnalind hf. (Gagnalind) in exchange for $254 in cash and 70,824 shares of Series B preferred stock. On the date of issuance, these Series B shares had an aggregate estimated value of $779, or $11.00 per share. In November 1999, deCODE entered into an agreement in which it acquired common shares of eMR hf. (eMR), an Icelandic software company, in an integrated series of transactions as follows:

- On November 19, 1999, deCODE issued 68,000 shares of common stock to two Icelandic companies in exchange for an additional 30.4% equity interest in Gagnalind. On this date, these common shares had an aggregate estimated value of $1,449 or $21.31 per share.

- In March and April 2000, deCODE acquired 29,925,000 common shares (35.0%) in eMR in exchange for $341 in cash and 31,169,112 shares (55.6%) in Gagnalind.

- On April 19, 2000, deCODE sold 12,825,000 common shares (15.0%) in eMR to the Icelandic Investment Bank for $964.

deCODE's investment in Gagnalind was accounted for under the equity method until November 19, 1999. On this date, deCODE acquired a majority interest and Gagnalind was consolidated. deCODE's equity in net loss of Gagnalind for the period through November 19, 1999 included in other non-operating income and expense is comprised of deCODE's share of the loss of Gagnalind and amortization of the difference between deCODE's cost and the underlying equity in the net assets of Gagnalind at acquisition. Minority interest in the loss of Gagnalind (44.4%) from November 19, 1999 to year-end 1999 and in the year ended December 31, 2000 was $3 and $(32), respectively, and is included in other non-operating income and expense. eMR has not declared nor paid any dividends to date.

In December 2000, the Icelandic Investment Bank and deCODE nullified the previous sale of 12,825,000 common shares (15%) in eMR. deCODE's investment in the common shares of eMR (35%) is accounted for under the equity method and is included in other long-term assets, amounting to $920 and $458 at December 31, 2000 and 2001, respectively. Equity in net loss of affiliate in the years ended December 31, 2000 and 2001 included in other non-operating expense is comprised of deCODE's share of the loss of eMR from March 2000 and amortization of the difference between deCODE's cost and the underlying equity in the net assets of eMR at acquisition.

PROKARIA EHF.

Prokaria ehf. (Prokaria), a consolidated affiliate for a time, underwent a recapitalization during 2000 resulting in its deconsolidation from deCODE and resulting in a gain of $787. Such gain is included in other non-operating income and expense in the year ended December 31, 2000. The cash flows and results of Prokaria are included in the consolidated financial statements through September 2000, revenues and net loss for the period being $32 and $699, respectively. Two of deCODE's executive officers own an aggregate 37.5% of the share capital and are board members of Prokaria.

Subsequent to Prokaria's recapitalization, deCODE and Prokaria entered into a collaboration and research licensing agreement, the terms of which include:

- Prokaria settled non-interest bearing debts owed deCODE amounting to $541.

- deCODE sold certain intellectual property rights to certain research, including a patent application, to Prokaria in exchange for: $509 cash; royalties on revenue Prokaria may receive from the rights related to the patent application; and, a license for the use of the patent application rights in deCODE's own operations for the duration of the patent. The payment of $509 has been recognized and is included in other revenue in the year ended December 31, 2000.

- deCODE agreed to provide certain sequencing and advisory services in exchange for appropriate fees. deCODE recognized $32 in other revenue in respect of such sequencing services provided during the period October to December 2000 and $322 in the year ended December 31, 2001.

- Prokaria agreed to reimburse deCODE in respect of certain legal costs incurred by deCODE on Prokaria's behalf.

PROPERTY AND EQUIPMENT

Property and equipment, substantially all located in Iceland, consist of the following:

                                                                   DECEMBER 31,
                                                           ---------------------------
                                                              2000            2001
                                                           -----------    ------------
Building construction-in-progress........................  $     3,539    $     27,264
Buildings................................................        8,123          10,763
Laboratory equipment.....................................       32,401          29,706
Furniture and fixtures...................................        1,941           2,813
Other equipment..........................................          605           1,004
                                                           -----------    ------------
                                                                46,609          71,550
Less: accumulated depreciation and amortization..........       (9,508)        (10,342)
                                                           -----------    ------------
          Total..........................................  $    37,101    $     61,208
                                                           ===========    ============

The total depreciation and amortization of property and equipment for the years ended December 31, 1999, 2000 and 2001 was, $2,791, $4,724 and $8,870,
respectively.

In January 1998, deCODE purchased the building then housing its research operations and corporate headquarters for total consideration amounting to $2,376, comprised of cash and 74,670 shares of Series B preferred stock. In June 1998, deCODE sold the building for $2,404 of cash proceeds and leased it back from the counter-party (an Icelandic bank). As ownership of the property will be transferred to deCODE at the end of the lease without any further payment, the transaction has been recorded as a financing and no immediate gain was recognized.

During 1999, laboratory equipment and consumables were received by deCODE from a customer as consideration for equipment testing services provided. Revenue was recorded, and fair value was determined with reference to list prices for such laboratory equipment and consumables. Laboratory equipment valued at $414 has been capitalized and is being depreciated according to deCODE's normal depreciation policy and consumables valued at $240 were expensed in 1999.

During 2000, deCODE paid $1,423 and was granted permission to construct a building of approximately 15,000 square meters in the University District which will house the operations of deCODE. deCODE began excavation on the site during October 2000 and, in January 2001, engaged a contractor for the construction of the building itself. Total project cost is estimated to be approximately $31 million. The building was placed into service during January 2002 at which time depreciation of the capitalized costs commenced.

In September 2000, deCODE acquired fifty new gene sequencing machines in exchange for $13,150 and twenty-four of its used gene sequencing machines. This laboratory equipment was placed into service in September and October 2000 and depreciation on the equipment commenced at that time. No gain was recognized in the exchange of deCODE's used equipment. The $13,150 is included in accounts payable and accrued liabilities at December 31, 2000. Payment was made in February 2001 and included in investing cash flows for the purchase of property and equipment during the year ended December 31, 2001.


In light of current conditions and pace of technological change, effective from April 1, 2001 deCODE changed the estimated useful life of sequencing instruments for purposes of depreciation to 4 years. This change in estimate had the effect of increasing depreciation expense and basic and diluted net loss per share by $1.4 million and $0.03 per share, respectively, in the year ended December 31, 2001.


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

In addition to the building and equipment pursuant to the above sale-and-leaseback transactions, property and equipment also includes amounts for certain fixed assets financed under other capital lease obligations. Total cost and accumulated amortization relating to all of deCODE's property and equipment subject to capital lease obligations was $10,591 and $4,975, respectively, as of December 31, 2000 and $16,488 and $1,521, respectively, as of December 31, 2001.

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

The acquisition was accounted for using the purchase method, whereby the total purchase price ($2,395) has been allocated to Cyclops' assets and liabilities based on their estimated fair values on the date of acquisition. The excess of purchase price over the fair value of the net tangible assets acquired has been allocated to patents that are being amortized using the straight-line method over three years. Other long-term assets include the recorded amount of patents less accumulated amortization on such, together amounting to $2,253 and $1,200 as of December 31, 2000 and 2001, respectively.

In addition, compensation in respect of the 30,000 shares of deCODE common stock issued to the selling shareholder of Cyclops ($666) is not part of the purchase price but has been recorded as deferred compensation, a component of stockholders' equity, and is being recognized as expense over four years from the date of the acquisition.

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

DIGITALIS EHF.

In January 2001, deCODE issued 20,000 shares of its common stock to several persons, including four of its employees, in consideration for all the outstanding capital stock of Digitalis ehf. (Digitalis), an Icelandic software company. The acquisition was accounted for using the purchase method, whereby the total purchase price ($210) has been allocated to Digitalis' assets and liabilities based on estimated fair values on the date of acquisition. The excess of purchase price over the fair value of the net tangible assets acquired has been allocated to intangibles that are being amortized using the straight-line method over two years. The consolidated financial statements include the cash flows and results of Digitalis from the date of acquisition.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2000           2001
                                                            -----------    -----------
                                                                 (in thousands)
Suppliers.................................................  $     5,502    $    14,224
Salaries and other employee benefits......................        2,583          4,285
Other.....................................................        1,723          2,656
Payable for laboratory equipment..........................       13,150              0
                                                            -----------    -----------
          Total...........................................  $    22,958    $    21,165
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


Concurrently, deCODE entered into a cross-currency swap as an economic hedge against foreign exchange rate fluctuations that may occur on Tier A bonds. As of December 31, 2001 deCODE had this outstanding contract with a face amount of $13.8 million bears annual interest of three-month LIBOR plus 2.85%. Fair value of the outstanding contract at December 31, 2001 was $223 and is included in other long-term liabilities as of December 31, 2001.



In March 2002, deCODE borrowed a further $13.8 million from an Icelandic bank for the construction of its new headquarters facility. The borrowing is collateralized by the property and improvements and consists of: privately placed bonds (Tier C) -- approximately $7.3 million denominated in Icelandic krona and linked to the Icelandic Consumer Price Index that is payable in March 2007 and bears annual interest of 12.0% that is payable annually beginning March 2003; and, a $6.7 million bank loan (Tier D) -- denominated in U.S. dollars that is payable in March 2007 and bears annual interest of three-month LIBOR plus 6.0% that is payable quarterly beginning June 2002. Tier C bonds may be prepaid at each interest payment date and the Tier D bank loan may be prepaid on the anniversary date of the loan starting December 2003.



The Tier A bonds, Tier B bank loan, Tier C bonds and Tier D bank loan are collateralized by deCODE's headquarters facility.


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

Debt maturities, excluding capital leases, total $2,571 per year in each of the next five years.

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


deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in US Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations in Icelandic krona. For the year ended December 31, 2001 deCODE had a loss of $223 recorded in other non-operating expense related to a derivative instrument designated as an economic hedge of fixed rate foreign currency debt, but not qualifying for hedge accounting under SFAS 133. This instrument was recorded in other long-term liabilities as of December 31, 2001.


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

                                                     OPERATING       CAPITAL
                                                     ----------    -----------
                                                          (in thousands)
2002..............................................   $    1,004    $     5,524
2003..............................................          951          4,668
2004..............................................          843          4,671
2005..............................................          663            385
2006..............................................          354            383
2007 and thereafter...............................          107            571
                                                     ----------    -----------
Total minimum lease payments......................   $    3,922         16,202
                                                     ==========
Less amount representing interest.................                      (1,425)
                                                                   -----------
Present value of future minimum lease payments....                      14,777
Less: current portion.............................                      (4,855)
                                                                   -----------
Long-term portion.................................                 $     9,922
                                                                   ===========

Rental expense for operating leases was $872 in the year ended December 31, 2001. Included in operating and capital lease commitments are leases on facilities that deCODE is or will be vacating during 2002 as a result of the move to the new headquarters facility. Total remaining minimum lease payments on these facilities are $3.4 million as of December 31, 2001. Management is currently assessing its alternatives with respect to these leased facilities.

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

Pursuant to the Agreement, on December 31, 1999 deCODE issued 10,000 shares of Series A preferred stock. The value of the shares issued ($218), which resulted from the difference between the contractual share issuance price and the estimated fair value of the shares on the date of issuance, has been expensed in the statement of operations as stock-based remuneration for the year ended December 31, 1999.

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


Applied Biosystems Group. In July 2001, deCODE entered into a joint development and commercialization agreement with Applied Biosystems Group (ABG). Under the terms of the agreement, the parties were collaborating to develop and commercialise software products for the collection, organization and analysis of genotyping information. (See RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS)



In July 2001, deCODE also entered into a separate three-year reagent supply agreement with ABG. Under the terms of the agreement, ABG agreed to supply and deCODE agreed to purchase reagents and other supplies over three years. (See RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS)


Pharmacia. In December 2001, deCODE formed a pharmacogenomics alliance with Pharmacia Corporation (Pharmacia) to identify the role of genetics in the development of advanced forms of heart disease. Under the agreement, deCODE will employ its population resources and Clinical Genome Miner discovery system to find genetic markers that can be used to identify patients who are highly predisposed to progressing from an early to an advanced form of heart disease. If the results of the first phase are encouraging,

Pharmacia has the option to use the genetic markers as the basis for clinical trials of cardiovascular drugs under development at Pharmacia. deCODE will receive contract fees as part of the first phase of this agreement. In addition, deCODE will receive royalties on sales of diagnostic tests as well as royalties on potential sales of cardiovascular drugs should Pharmacia exercise its licensing options in the alliance. Pharmacia may terminate this arrangement for a full refund through April 18, 2002 for certain defined circumstances.

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

ICELANDIC HEALTH SECTOR DATABASE LICENSE

On January 22, 2000, the Ministry of Health and Social Security, or the Ministry, granted deCODE an operating license to create and run the Icelandic Health Sector Database, or the License. The License, which has a term of twelve years, allows deCODE to collect data from medical records of Icelandic healthcare institutions and self-employed healthcare professionals and to transfer such data in encrypted form into a centralized database. As required by the License and concurrently with the issuance of the License, deCODE entered into an agreement with the Ministry whereby deCODE must pay the Icelandic government a fixed annual fee of 70 million Icelandic kronas and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic kronas per year. At December 31, 2001, $1,357 in respect of these annual fees has been provided and is included in accounts payable and other accrued expenses. The agreement also provides that deCODE's rights to the Icelandic Health Sector Database will be transferred to the Ministry on the expiration or termination of the license, January 2012.

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

In April 2000, Ernir Snorrason, an original stockholder of deCODE, filed a complaint in the Court of Chancery of the State of Delaware for New Castle County alleging that deCODE improperly exercised an option to repurchase 256,637 shares of common stock that deCODE issued to Mr. Snorrason in 1996 pursuant to a Founders' Stock Purchase Agreement and seeking an order requiring deCODE to recognize Mr. Snorrason as the owner of these shares. In June 2001, the parties settled the matter without admission or adjudication of any issue of fact or law and 166,814 shares of deCODE common stock were issued to Mr. Snorrason for $0.001 per share, the par value, with the resulting loss ($1,293) being recorded as a general and administrative expense at that time.

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

                                       NUMBER OF SHARES                                AMOUNT
                             -------------------------------------   -------------------------------------------
                              SERIES A     SERIES B      SERIES C      SERIES A       SERIES B        SERIES C
                             PREFERRED     PREFERRED    PREFERRED     PREFERRED       PREFERRED      PREFERRED
                               STOCK         STOCK        STOCK         STOCK           STOCK          STOCK           TOTAL
                             ----------   -----------   ----------   ------------   -------------   ------------   -------------
                                                  (in thousands, except share amounts)
BALANCE AT DECEMBER 31,
  1997....................   11,790,375             0            0   $     12,604   $           0   $          0   $      12,604
Issuance of Series A
  preferred stock.........      120,000                                       366                                            366
Issuance of Series B
  preferred stock.........                  4,712,990                                      22,616                         22,616
Issuance of Series C
  preferred stock warrants
  and options.............                               2,500,000                                         5,000           5,000
Accretion of dividends and
  amortization of discount
  on preferred stock......                                                  1,042           1,114            416           2,572
                             ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  1998....................   11,910,375     4,712,990    2,500,000         14,012          23,730          5,416          43,158
Repurchase and retirement
  of Series A preferred...   (2,358,074)                                   (2,916)                                        (2,916)
Exchange of common stock
  for Series B
  preferred...............                    250,000                                       3,750                          3,750
Repurchase of Series B
  preferred stock.........                   (250,000)                                     (3,750)                        (3,750)
Repurchase of Series C
  preferred stock and held
  in treasury.............                                (100,000)                                         (224)           (224)
Issuance of Series A
  preferred stock.........       10,000                                       368                                            368
Issuance of Series B
  preferred stock.........                  5,180,824                                      71,869                         71,869
Issuance of Series C
  preferred stock and
  warrants................                               1,111,111                                         1,792           1,792
Accretion of dividends and
  amortization of discount
  on preferred stock......                                                    942           4,266          2,334           7,542
                             ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  1999....................    9,562,301     9,893,814    3,511,111         12,406          99,865          9,318         121,589
Issuance of Series A
  preferred stock upon
  exercise of warrants....       61,981                                        62                                             62
Issuance of Series B
  preferred stock.........                    152,318                                       3,000                          3,000
Issuance of Series C
  preferred stock and
  warrants upon exercise
  of option...............                                 555,556                                           182             182
Accretion of dividends and
  amortization of discount
  on preferred stock......                                                    495           4,419          2,627           7,541
Redeemable, convertible
  preferred stock
  converted to common
  stock...................   (9,624,282)  (10,046,132)  (4,066,667)       (12,963)       (107,284)       (12,127)       (132,374)
                             ----------   -----------   ----------   ------------   -------------   ------------   -------------
BALANCE AT DECEMBER 31,
  2000 AND 2001...........            0             0            0   $          0   $           0   $          0   $           0
                             ==========   ===========   ==========   ============   =============   ============   =============

SERIES A PREFERRED STOCK

In connection with the sale of 5,090,376 shares of Series A preferred stock in October 1997, deCODE issued 1,137,814 warrants to purchase Series A preferred stock for $1.00 per share. The total consideration received under the issuance was allocated between the preferred shares and the warrants based upon their relative fair values at the date of issuance. The consideration allocated to the warrants was $650, and the resulting discount on the preferred shares was being amortized over seven years, the earliest redemption of the Series A preferred stock. One stockholder exercised 61,981 warrants in March 2000 and, in connection with deCODE's initial public offering and in accordance with the their terms, the remaining 1,075,833 warrants were converted in July 2000 into warrants to purchase the same number of shares of common stock.

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

Options and warrants to purchase 861,112 shares of Series C preferred stock were issued to Roche in February 1998. The consideration allocated to these options and warrants was $400, and the resulting discount on the preferred shares was being amortized over seven years, the earliest redemption date of the Series C preferred stock. An option to purchase 555,556 shares of Series C preferred stock and an option to purchase warrants in respect of 55,556 shares of Series C preferred stock were exercised in June 2000 (refer above and below). The remaining 250,000 warrants expire in February 2007.

The consideration allocated to the 55,555 warrants issued in February 1999 was $42, and the resulting discount on the preferred shares was being amortized over seven years, the earliest redemption date of the Series C preferred stock. These warrants expire in February 2008.

The consideration allocated to the 55,556 warrants issued in May 1999 was $126 resulting in the preferred shares being issued at a discount. As the preferred shares issued with these warrants were issued with beneficial conversion features, the remaining consideration to be allocated was recorded as additional paid-in capital resulting in no consideration being allocated to the preferred shares. This resulting discount on the preferred shares was amortized entirely on the date of issuance, as the preferred shares are convertible upon issuance. These warrants expire in May 2009.

The consideration allocated to the 55,556 warrants issued in June 2000 was $181 resulting in the preferred shares being issued at a discount. As the preferred shares issued with these warrants were issued with beneficial conversion features, the remaining consideration to be allocated was recorded as additional paid-in capital resulting in no consideration being allocated to the preferred shares. This resulting discount on the preferred shares was amortized entirely on the date of issuance, as the preferred shares are convertible upon issuance. These warrants expire in June 2009.

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

EXCHANGE OF COMMON STOCK FOR SERIES B PREFERRED STOCK

On August 8, 1999, deCODE exchanged 333,333 shares of common stock held by deCODE's chief executive officer, or CEO, for 250,000 shares of newly issued Series B preferred stock. At that time, the common shares were estimated to have a fair value equal to 90% of the fair value of the Series B preferred shares. This exchange resulted in a deemed contribution by deCODE's CEO of $750 being recorded. The 333,333 shares of common stock were held in treasury and subsequently re-issued during 1999.

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

Pursuant to the Series A and Series C preferred stock repurchase agreements and the Board Resolution, the initial repurchase price deCODE paid for such shares of Series A, Series B and Series C preferred stock was $7.50 per share (the Repurchase Price). deCODE paid the Repurchase Price to the selling shareholders in August 1999. However, pursuant to agreements between the respective stockholders and deCODE on July 12, 1999, it was agreed that the repurchase price paid for the Series A, Series B and Series C preferred stock would be equal to the Purchase Price per share, net of any commission payable to the Buyer, at which deCODE sold shares of its Series B preferred stock in the August 8, 1999 offering.

ADJUSTMENT TO ISSUANCE AND REPURCHASE PRICES

On December 28, 1999, the conditions requiring an increase of the Purchase Price were met, and deCODE and the Buyer agreed on an Adjusted Purchase Price of $15.00 per share for the five million shares of Series B preferred stock sold to the Buyer on August 8, 1999. It was also agreed that the Buyer would receive the commission in the amount of $5,250, representing 7% of the total aggregate Adjusted Purchase Price for the Series B shares.

As of December 31, 1999, deCODE had recorded a receivable from the Buyer in the amount of $33,144 representing the incremental amount due from the Buyer with respect to the Adjusted Purchase Price of $37,500, less commissions and plus accrued interest. The receivable from the Buyer was paid in February 2000. The total amount received was $33,477.

As a result of the Purchase Price being adjusted, on December 28, 1999, deCODE and the Series A stockholders, deCODE's CEO and the Series C stockholder agreed upon an adjusted repurchase price for the Series A, Series B and Series C preferred stock of $13.95 per share, that being the Adjusted Purchase Price of $15.00 per share less a commission of 7% of the Adjusted Purchase Price. This adjustment to the repurchase price resulted in the Series A and Series C shares being repurchased for total premiums of $29,979 and $1,171, respectively, and the Series B shares being repurchased for a net discount of $263.

The incremental repurchase price per share of $6.45, or $17,467 in aggregate, was paid to the respective sellers of Series A, Series B and Series C preferred stock in February 2000, and accordingly, was reflected in the balance sheet at December 31, 1999 as a current liability.

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

STOCK OPTION PLAN

In August 1996, deCODE adopted the deCODE genetics, Inc. 1996 Equity Incentive Plan (the "Plan"). A total of 7,000,000 options are reserved for grants under the terms of the Plan. The Plan provides for grants of stock options to employees, members of the Board of Directors, consultants and other advisors who are not employees. Options granted to date generally vest over a period of four years, generally have a maximum term of 10 years, and may contain early-exercise provisions allowing for company-provided financing of the exercise price. As of December 31, 2001, 952,667 shares were available for grant under the Plan.


Options transactions pursuant to the Plan are summarized as follows:


                                 EXERCISE PRICE           EXERCISE PRICE           EXERCISE PRICE
                               GREATER THAN GRANT          EQUALS GRANT           LESS THAN GRANT
                             DATE STOCK FAIR VALUE    DATE STOCK FAIR VALUE    DATE STOCK FAIR VALUE           TOTAL
                             ----------------------   ----------------------   ----------------------   --------------------
                                          WEIGHTED                 WEIGHTED                 WEIGHTED                WEIGHTED
                                           AVERAGE                  AVERAGE                  AVERAGE                AVERAGE
                               NUMBER     EXERCISE      NUMBER     EXERCISE      NUMBER     EXERCISE     NUMBER     EXERCISE
                             OF SHARES      PRICE     OF SHARES      PRICE     OF SHARES      PRICE     OF SHARES    PRICE
                             ----------   ---------   ----------   ---------   ----------   ---------   ---------   --------
Outstanding at
  December 31, 1998........    17,000      $ 4.00        15,000     $ 4.00        15,000      $0.20        47,000    $ 2.79
Granted....................         0        0.00             0       0.00       855,500       5.85       855,500      5.85
Exercised..................    (7,000)       4.00             0       0.00      (840,500)      5.62      (847,500)     5.61
Cancelled..................   (10,000)       4.00             0       0.00             0       0.00       (10,000)     4.00
                              -------      ------     ---------     ------      --------      -----     ---------    ------
Outstanding at
  December 31, 1999........         0        0.00        15,000       4.00        30,000       9.25        45,000      7.50
Granted....................     5,000       18.00       658,500      15.02       420,500       8.39     1,084,000     12.46
Exercised..................         0        0.00      (140,000)     12.54       (75,000)      0.84      (215,000)     8.46
Cancelled..................         0        0.00       (93,000)     17.86             0       0.00       (93,000)    17.86
                              -------      ------     ---------     ------      --------      -----     ---------    ------
Outstanding at
  December 31, 2000........     5,000       18.00       440,500      14.83       375,500       9.97       821,000     12.63
Granted....................   100,000        7.42     1,049,000       8.23             0       0.00     1,149,000      8.16
Exercised..................         0        0.00             0       0.00             0       0.00             0      0.00
Cancelled..................         0        0.00       (51,667)     12.05             0       0.00       (51,667)    12.05
                              -------      ------     ---------     ------      --------      -----     ---------    ------
Outstanding at
  December 31, 2001........   105,000      $ 7.92     1,437,833     $10.11       375,500      $9.97     1,918,333    $ 9.97
                              =======      ======     =========     ======      ========      =====     =========    ======


The following table summarizes information about stock options outstanding at December 31, 2001:


                                                              OUTSTANDING
                                                        -----------------------        VESTED AND
                                                                     WEIGHTED         EXERCISABLE
                                                                      AVERAGE     --------------------
                                                                     REMAINING                WEIGHTED
                                                                    CONTRACTUAL               AVERAGE
                                                         NUMBER        LIFE        NUMBER     EXERCISE
                    EXERCISE PRICE                      OF SHARES   (IN YEARS)    OF SHARES    PRICE
                    --------------                      ---------   -----------   ---------   --------
$1.00 to $8.00........................................    704,500      9.50         84,000     $ 2.86
$8.13 to $8.65........................................    538,229      9.31         56,004       8.13
$10.00 to $18.29......................................    675,604      8.69        249,589      14.45
                                                        ---------      ----        -------     ------
$1.00 to $18.29.......................................  1,918,333      9.16        389,593     $11.04
                                                        =========      ====        =======     ======


deCODE records deferred compensation for employee stock options based on the difference between the exercise price and the common stock fair value on the measurement date (i.e., the date on which both the number of shares to be issued and the exercise price are fixed and determinable) and records interim estimates of deferred compensation between the grant date and the measurement date. deCODE records deferred compensation for non-employee stock options based on the grant date fair value of options granted as estimated by the Black-Scholes option pricing model. Deferred compensation is amortized and recorded as compensation expense ratably over the vesting period of the options. Stock-based compensation expense of $5,815, $8,246 and $4,598 was recognized in the statements of operations during the years ended December 31, 1999, 2000 and 2001 for employee stock options, and stock-based remuneration expense of $2,498, $24 and $53 was recognized in the statements of operations during the years ended December 31, 1999, 2000 and 2001 for non-employee stock options.

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

Employee stock options granted in 1997 and 1998 were amended in March 1999. Such amendment eliminated prepayment terms with respect to principal and interest pursuant to the company-provided note and fixed the interest rate at 6%. With this, these option grants, which were originally variable awards, became fixed. Total compensation measured at March 1999 with respect to the options granted in 1997 and 1998 aggregated $14,873. Of this amount, $1,266 was recognized as compensation in the consolidated statements of operations in the period January through March 1999. Compensation deferred as of and to be recognized subsequent to March 1999 with respect to the options granted in 1997 and 1998, amounted to $8,939.

OTHER STOCK AND STOCK OPTION ARRANGEMENTS

In February 1998, deCODE granted a stock option to a collaborator that was not granted under the provisions of the Plan. This option was for 80,000 shares of common stock at an exercise price of $0.40 per share. The option had no vesting provisions and was immediately exercised using company-provided financing that was subsequently paid in 1999.

In 2000, deCODE issued 20,000 shares of common stock to collaborators amounting to $416 in exchange for services provided. This remuneration amount was charged to expense in the statement of operations in the year ended December 31, 2000.

PRO FORMA NET LOSS PER COMMON SHARE

Had compensation cost for all stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, deCODE's net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:


                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           2000           2001
                                                      -----------    -----------    -----------
                                                       (in thousands, except per share amounts)
                                                     (as restated)  (as restated)  (as restated)
Net loss attributable to common stockholders -- as
  reported..........................................  $    62,218    $    38,660    $    52,447
Net loss attributable to common
  stockholders -- proforma..........................       58,348         35,862         54,427
Basic and diluted net loss per share as
  reported -- proforma..............................        11.57           1.68           1.31
Basic and diluted net loss per share................        12.34           1.81           1.26


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


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          2000          2001
                                                         ----------    ----------    ----------
                                                                     (in thousands)
Research and development expense.......................  $    5,567    $    4,073    $    3,314
General and administrative expense.....................       3,479         4,614         1,337
                                                         ----------    ----------    ----------
          Total........................................  $    9,046    $    8,687    $    4,651
                                                         ==========    ==========    ==========


Included in the above is $131 that was paid in the form of shares 20,669 of deCODE common stock that were issued in March 2002. Compensation related to these shares has been expensed in December 2001 and is included in accrued expenses at December 31, 2001.

In addition, general and administrative expenses in the year ended December 31, 2000 include charitable contributions of 150,000 shares of Series B preferred stock amounting to $3.0 million and of 8,000 shares of common stock amounting to $194 and general and administrative expenses in the year ended December 31, 2001 include a charitable contribution of 5,000 shares of its common stock amounting to $53.

DEFINED CONTRIBUTION BENEFITS

deCODE contributes to relevant pension organizations for personnel in Iceland. Certain other discretionary contributions may be made. Contributions are based on employee salaries paid and deCODE has no further liability in connection with these plans. Total contributions were $748, $979, and $1,434 for the years ended December 31, 1999, 2000 and 2001, respectively.

Effective December 1, 2001, deCODE adopted a 401(k) pension plan available to eligible full-time employees in the United States. deCODE made contributions of $1 in the year ended December 31, 2001.

INCOME TAXES

Deferred income taxes include the net effects of temporary differences between the carrying amounts for assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.


deCODE's deferred tax assets (liabilities) are comprised of the following:



                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  2000            2001
                                                              ------------    ------------
                                                                     (in thousands)
                                                                              (as restated)
Loss carryforwards .........................................  $      6,221    $      5,490
Capitalized research and development costs..................         6,375           5,064
Deferred revenue............................................           908           1,860
Fixed asset depreciation ...................................          (616)            793
Patents.....................................................          (710)           (355)
Other.......................................................           268             447
                                                              ------------    ------------
          Total deferred tax asset, net.....................        12,446          13,299
Valuation allowance.........................................       (12,446)        (13,299)
                                                              ------------    ------------
                                                              $          0    $          0
                                                              ============    ============

The table below reconciles the expected U.S. federal income tax rate to the recorded income tax rate :


                                                              FOR THE YEARS
                                                                  ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2000     2001
                                                              -----    -----
                                                                    (as restated)
Income taxes at federal statutory rates.....................  (34.0)%  (34.0)%
State income taxes, net of federal benefit..................    0.0     (0.5)
Non-deductible equity compensation..........................    7.4      3.5
Non-deductible goodwill amortization........................    4.0      2.2
Foreign rate differential...................................   10.9      3.6
Foreign deferred tax asset adjustment.......................    0.0     14.7
Foreign inflation adjustment................................   (0.6)    (8.1)
Foreign currency adjustment.................................   (0.6)    17.0
Other.......................................................    0.7      0.0
Net Change in valuation allowance...........................   12.2      1.6
                                                              -----    -----
                                                                0.0%     0.0%
                                                              =====    =====



As of December 31, 2001, deCODE had U.S. federal net operating loss ("NOL") carryforwards of approximately $4.1 million that may be available to offset future U.S. federal income tax liabilities and expire at various dates through 2021. Also as of December 31, 2001, deCODE's Icelandic subsidiaries had NOL carryforwards of approximately $21.4 million that begin to expire in 2004. Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which are comprised principally of net operating loss carryforwards and capitalized research and experimentation costs. Management re-evaluates the positive and negative evidence periodically.


Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.


In December 2001, the Government of Iceland enacted a change in the corporate tax rate from 30% to 18% with an effective date of January 1, 2002. As a result, the carrying value of the Icelandic deferred tax assets at December 31, 2001 were re-computed at the 18% rate, resulting in a decrease in deCODE's deferred tax assets and liabilities which was offset by a reduction in the tax valuation allowance of $7.7 million. For Icelandic tax purposes, the Income Tax and Capital Tax Act of 1981, as amended, contains provisions that stipulate that an inflation adjustment be taken into account in the annual reporting of taxable income. For the years ended December 31, 2000 and 2001, the adjustment to taxable income was a benefit of approximately $0.7 million and 14.1 million, respectively. For periods beginning on or after January 1, 2002, the Income Tax and Capital Tax Act was amended to remove these provisions. During the year ending December 31, 2001, there was a foreign currency adjustment caused by the devaluation of the Icelandic krona against the U.S. dollar, resulting in a decrease in deCODE's deferred tax assets and liabilities which was offset by a reduction in the tax valuation allowance of $30.1 million.


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

Under the terms of the merger agreement, MediChem shareholders received 0.3099 shares of newly issued deCODE common stock in exchange for each MediChem share of common stock, or approximately 8.4 million shares of deCODE common stock. In addition, options to purchase approximately 1.9 million shares of MediChem common stock that vested immediately upon consummation of the merger have been assumed by deCODE, resulting in the issuance of approximately 0.6 million options to purchase deCODE common stock. Under the terms of the merger agreement, deCODE will also grant a further 136,352 deCODE stock options to certain employees of MediChem under the 1996 Equity Incentive Plan.

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

deCODE will account for the acquisition of MediChem under the purchase method of accounting for business combinations as defined by Statement of Financial Accounting Standard No. 141 "Business Combinations" and, accordingly, the purchase price will be allocated to the tangible and identifiable intangible assets of MediChem acquired by deCODE and liabilities of MediChem assumed by deCODE on the basis their fair values on the acquisition date. deCODE has preliminarily allocated the total cost of the merger to the net assets of MediChem as follows:


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


SELECTED QUARTERLY DATA (UNAUDITED)

deCODE has restated previously reported quarterly financial results for the years ended December 31, 2001 and December 31, 2000 for certain revenue matters, results per share and other items as more fully described above - see RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS. In addition to the effect on our full year 2001 financial statements described above, the 2001 quarterly financial results have notably been impacted by the restatement in deCODE's accounting for materials and supplies. The effect of this restatement on the Statements of Operations is summarized as follows:

                                                                   FOR THE THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------
                                         MARCH 31             JUNE 30            SEPTEMBER 30           DECEMBER 31
                                   -------------------  -------------------  ---------------------  --------------------
                                       AS                   AS                   AS                     AS
                                   PREVIOUSLY    AS     PREVIOUSLY    AS     PREVIOUSLY     AS      PREVIOUSLY     AS
                                    REPORTED  RESTATED   REPORTED  RESTATED   REPORTED   RESTATED    REPORTED   RESTATED
                                   -------------------  -------------------  ---------------------  --------------------
                                                              (in thousands, except per share amounts)
FISCAL 2001
  Revenue........................  $ 5,033    $ 5,033     $ 6,198    $ 6,198  $ 9,720    $ 8,146     $10,599    $ 6,722
  Operating loss.................   15,186     14,752      13,862     14,120    9,947     11,811      10,654     16,574
  Net loss.......................   16,088     12,654      12,291     12,549    8,867     10,732      10,593     16,512
  Basic and diluted net loss per
     share ......................     0.37       0.31        0.28       0.30     0.20       0.26        0.24       0.39

FISCAL 2000
  Revenue........................  $ 4,618    $ 4,618     $ 3,828    $ 3,828  $ 5,576    $ 5,576     $ 7,523    $ 7,523
  Operating loss.................    7,562      7,562      10,938     10,938   10,560     10,560      10,510     10,510
  Net loss.......................    6,898      6,898      10,391     10,391    7,575      7,575       6,254      6,254
  Basic and diluted net loss per
     share.......................     1.25       1.69        1.94       2.67      0.23      0.24        0.14       0.15

                                  EXHIBIT INDEX

Exhibit
Number      Description
------      -----------
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


10.1        Form of License from The Icelandic Data Protection Commission (now,
            The Icelandic Data Protection Authority) to Islensk erfdagreining ehf. and its Clinical Collaborators to Use and Access Patient
            Records and Other Clinical Data Relating to Individuals
            (Incorporated by reference to Exhibit 10.1 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).


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


10.5 Agreement on the Collaboration of Fridrik Skulason (FS) and Islensk erfdagreining ehf. (IE) on the Creation of a Database of Icelandic
            Genealogy, dated April 15, 1997 (Incorporated by reference to
            Exhibit 10.5 to the Company's Registration Statement on Form S-1
            (Registration No. 333-31984) which became effective on July 17,
            2000).


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


10.11*      Employment Agreement between Islensk erfdagreining ehf. and Kristjan
            Erlendsson, dated September 4, 1998 (Incorporated by reference to
            Exhibit 10.21 to the Company's Registration Statement on Form S-1
            (Registration No. 333-31984) which became effective on July 17,
            2000).



10.12 Co-operation Agreement between Reykjavik Hospital and Islensk erfdagreining ehf., dated November 4, 1998 (Incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).



10.13       Co-operation Agreement between the Iceland State Hospital and
            Islensk erfdagreining ehf., dated December 15, 1998 (Incorporated by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).


10.14*      Non-Recourse Promissory Note between deCODE genetics, Inc. and
            Hannes Smarason, dated September 15, 1999 (Incorporated by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1
            (Registration No. 333-31984) which became effective on July 17,
            2000).


10.15 Research Collaboration Agreement by and between Islenskar hveraorverur ehf. (now Prokaria, ehf.) and Islensk erfdagreining ehf., dated December 28, 1999 (Incorporated by reference to Exhibit
            10.38 to the Company's Registration Statement on Form S-1
            (Registration No. 333-31984) which became effective on July 17,
            2000).



10.16       Agreement between The Minister for Health and Social Security and
            Islensk erfdagreining ehf. relating to the Issue of an Operating
            License for the Creation and Operation of a Health Sector Database, dated January 21, 2000 (Incorporated by reference to Exhibit 10.39 to the Company's Registration Statement on Form S-1 (Registration
            No. 333-31984) which became effective on July 17, 2000).



10.17 Operating License issued to Islensk erfdagreining ehf., for the Creation and Operation of a Health Sector Database, dated January
            22, 2000 (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1 (Registration No.
            333-31984) which became effective on July 17, 2000).



10.18 Agreement between The University of Iceland, Islensk erfdagreining ehf., and the City of Reykjavik, dated February 15, 2000
            (Incorporated by reference to Exhibit 10.42 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).


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


10.21+      Strategic Alliance Agreement between Partners HealthCare System,
            Inc., The General Hospital Corporation, d.b.a. Massachusetts General
            Hospital, The Brigham and Women's Hospital, Inc. and deCODE genetics
            Ltd. (Islensk erfdagreining), dated May 11, 2000 (Incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).



10.22+      Crosswalk Development Agreement between Partners HealthCare System,
            Inc., The General Hospital Corporation, d.b.a. Massachusetts General
            Hospital, The Brigham and Women's Hospital, Inc. and deCODE genetics
            Ltd. (Islensk erfdagreining), dated May 11, 2000 (Incorporated by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).


10.23*      Employment Agreement between Islensk erfdagreining ehf. and Hakon
            Gudbjartson, dated May 5, 1999 (Incorporated by reference to Exhibit
            10.52 to the Company's Annual Report on Form 10K filed March 23,
            2001).


10.24 Form of Contract on the Processing of Clinical Data and their Transfer to a Health Sector Database between several Health
            Institutions and Islensk erfdagreining ehf. (Incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form
            10-K filed March 23, 2001).


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


10.36 Contract on Financial Leasing between Lysing hf, and Islensk erfdagreining ehf., dated as of December 13, 2001. (Previously filed)





10.37 Land Lease Agreement between the City of Reykjavik and Islensk erfdagreining ehf., dated as of December 21, 2001.
            (Previously filed)



10.38 Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfdagreining ehf., dated as of December 21, 2001.
            (Previously filed)



10.39 Annex to the Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfdagreining ehf., dated as of January 4, 2002.
            (Previously filed)



10.40# Loan Agreement between Sturlugata 8 ehf. and Islandsbanki-FBA hf., dated as of December 21, 2001. (Previously filed)



10.41# Loan Agreement between Sturlugata 8 ehf. and Islandsbanki-FBA hf., dated as of December 27, 2001. (Previously filed)


10.42       Currency Exchange Agreement between Sturlugata 8 ehf. and
            Islandsbanki-FBA hf., dated as of December 21, 2001.
            (Previously filed)


10.43# Agreement on the Sale and Listing of Bonds Issued by Sturlugata 8 ehf. between Islandsbanki-FBA hf. and Islensk erfdagreining ehf., dated as of December 21,2001. (Previously filed)



10.44       General Bond with Consumer Price Index between Islandsbanki-FBA hf.
            and Sturlugata 8 ehf., dated as of December 21, 2001.
           (Previously filed)



10.45       General Bond with Consumer Price Index between Islandsbanki-FBA hf.
            and Sturlugata 8 ehf., dated as of December 21, 2001.
           (Previously filed)



10.46#      Research Collaboration and Cross-License Agreement among
            F.Hoffman-La Roche Ltd and Hoffman-La Roche Inc. and deCODE genetics, ehf. (Islensk erfdagreining), effective as of February 1, 2002. (Previously filed)



10.47 Loan Agreement between Kristjan Erlendsson and Islensk erfdagreining ehf., dated as of October 11, 2001. (Previously filed)


21.1        Subsidiaries of deCODE genetics, Inc. (Previously filed)

23.1 Consent of PricewaterhouseCoopers ehf., independent public accountants. (filed herewith)

99.1        Government Regulation on a Health Sector Database, dated January 22,
            2000 (Incorporated by reference to Exhibit 99.1 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

99.2 Act. No. 139/1998 on a Health Sector Database (Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July
            17, 2000).
99.3        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002. (Filed herewith)

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