Form 10-Q/A
period 2002-03-31
DECODE GENETICS INC
filed 2003-04-15
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                  EXCHANGE ACT

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

                                EXPLANATORY NOTE


       This Form 10-Q/A is being filed for the purpose of amending and restating
Part I, Items 1 and 2 and Part II, Items 5 and 6 of deCODE genetics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed with the Securities and Exchange Commission on May 15, 2002, to reflect the restatement of deCODE's consolidated financial statements as of and for the quarter ended March 31, 2002. The information in this Form 10-Q/A does not reflect any subsequent information or events other than the restatement. The only changes to deCODE's previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 relate to the restatement.

                              deCODE GENETICS, INC.

                                      INDEX

                                                                          Page Number

PART I. FINANCIAL INFORMATION ........................................         2

Item 1. Financial Statements .........................................         2

        Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2002 and 2001 .................         2

        Condensed Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001 ......................................         3

        Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 2002 and 2001 .................         4

        Notes to Condensed Consolidated Financial Statements .........         5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................        11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...        17


PART II. OTHER INFORMATION ...........................................        18

Item 1. Legal proceedings ............................................        18

Item 2. Changes in Securities and Use of Proceeds ....................        19

        (c) Recent sales of unregistered securities ..................        19

        (d) Use of proceeds ..........................................        19

Item 5. Other Information ............................................        19

        Risk factors .................................................        19

Item 6. Exhibits and Reports on Form 8-K .............................        29

        (a) Exhibits .................................................        29

        (b) Reports on Form 8-K ......................................        30

Signatures ...........................................................        31

Certifications .......................................................        32

Index to Exhibits ....................................................        33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              deCODE GENETICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
               (in thousands, except share and per share amounts)
                                   Unaudited





                                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                ------------------------------------
                                                                                      2002                  2001
                                                                                      ----                  ----

REVENUE ......................................................................   $      5,258          $      5,033

OPERATING EXPENSES

  Research and development, including cost of revenue ........................         18,842                16,781
  Selling, general and administrative ........................................          3,302                 3,004
                                                                                 ------------          ------------
          Total operating expense ............................................         22,144                19,785
                                                                                 ------------          ------------
Operating loss ...............................................................        (16,886)              (14,752)
Interest income ..............................................................            862                 2,620
Interest expense .............................................................           (274)                 (106)
Other non-operating income and (expense), net ................................             98                  (416)
                                                                                 ------------          ------------
Net loss before cumulative effect of change
  in accounting principle ....................................................        (16,200)              (12,654)
Cumulative effect of change in
  milestone revenue recognition method .......................................            333                     0
                                                                                 ------------          ------------
Net Loss .....................................................................   $    (15,867)         $    (12,654)
                                                                                 ============          ============

Basic and diluted net loss per share:

  Net loss before cumulative effect of change
    in accounting principle ..................................................   $      (0.37)         $      (0.31)
  Cumulative effect of change in
    milestone revenue recognition method .....................................           0.01                  --
  Net Loss ...................................................................          (0.36)                (0.31)

Shares used in computing basic and diluted
   net loss per share ........................................................     43,471,256            41,195,297


Pro forma amounts assuming new milestone revenue recognition method is applied retroactively:

  Revenue ....................................................................                         $      4,491
  Net Loss ...................................................................                              (13,196)
  Basic and diluted net loss per share .......................................                                (0.32)



The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE GENETICS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)
                      (in thousands, except share amounts)
                                   Unaudited




                                                                             MARCH 31,   DECEMBER 31,
                                                                              2002          2001
                                                                              ----          ----


ASSETS
Current assets:

  Cash and cash equivalents .............................................   $ 147,145    $ 153,061
  Restricted cash .......................................................           0       14,000
  Receivables and other current assets ..................................      18,576       19,273
                                                                            ---------    ---------
          Total current assets ..........................................     165,721      186,334
Property and equipment, net .............................................      93,008       61,208
Goodwill ................................................................      61,081            0
Other long-term assets and deferred charges .............................       9,918        2,358
                                                                            ---------    ---------
          Total assets ..................................................   $ 329,728    $ 249,900
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .................................   $  20,361    $  21,165
  Current portion of capital lease obligations
    and long-term debt ..................................................      19,400        7,427
  Deferred research revenue .............................................       5,539        6,147
                                                                            ---------    ---------
          Total current liabilities .....................................      45,300       34,739
Capital lease obligations and long-term
  debt, net of current portion ..........................................      39,617       38,851
Deferred research revenue ...............................................       6,225        5,150
Other long-term liabilities .............................................           7          427

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none .......................................           0            0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares;
     Issued:  53,515,391 and 45,328,227 shares
     at March 31, 2002 and December 31, 2001,
     respectively;
     Outstanding: 53,515,391 and 45,257,386 shares
     at March 31, 2002 and December 31, 2001,
     respectively .......................................................          54           45
  Additional paid-in capital ............................................     431,479      351,960
  Notes receivable ......................................................      (8,580)     (10,788)
  Deferred compensation .................................................      (5,263)      (6,174)
  Accumulated deficit ...................................................    (179,068)    (163,201)
  Accumulated other comprehensive income (loss) .........................         (43)          53
  Treasury stock ........................................................           0       (1,162)
                                                                            ---------    ---------
          Total stockholders' equity ....................................     238,579      170,733
                                                                            ---------    ---------
          Total liabilities, and
             stockholders' equity .......................................   $ 329,728    $ 249,900
                                                                            =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE GENETICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
                                 (in thousands)
                                   Unaudited





                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------
                                                            2002               2001
                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................     $     (15,867)     $     (12,654)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .................             2,854              2,050
   Purchased in-process research and development .               480                  0
   Equity in net earnings of affiliate ...........                18                (30)
   Amortization of deferred stock compensation ...               906              1,162
   Other stock-based remuneration and
      stock contributions ........................                 0                 53
   Charges for write-down of obsolete and excess
      materials and supplies .....................               950                498
   Loss on disposal of equipment .................                 0                787
   Unrealized gain on derivative financial
      instruments.................................              (254)                 0
   Other .........................................               316                  0
Changes in operating assets and liabilities:

  Receivables and other current assets ...........             3,163              4,700
  Accounts payable and accrued expenses ..........            (7,839)             3,066
  Deferred research revenue ......................               467               (542)
  Other long-term liabilities ....................              (672)               (36)
                                                        -------------      -------------
     Net cash used in operating activities .......           (15,478)              (946)
                                                        -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ............            (5,202)           (20,746)
   Cash acquired in purchase of MediChem, net
     of transaction costs ........................             2,115                  0
                                                       -------------      -------------
     Net cash used in investing activities .......            (3,087)           (20,746)
                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing of building ............            14,160                  0
  Repayment of notes receivable for common stock .                44                103
  Installment payments on capital lease
    obligations ..................................            (1,555)              (429)
                                                       -------------      -------------
     Net cash provided by (used in)
     financing activities ........................            12,649               (326)
                                                       -------------      -------------

Net decrease in cash .............................            (5,916)           (22,018)
Cash and cash equivalents at beginning of period .           153,061            194,145
                                                       -------------      -------------
Cash and cash equivalents at end of period .......     $     147,145      $     172,127
                                                       =============      =============




The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE GENETICS, INC.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED) (in thousands, except share and per share amounts unless otherwise noted)


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



The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements with the exception of the change in accounting principle relating to deCODE's method of milestone revenue recognition (see REVENUE RECOGNITION AND DEFERRED REVENUE) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.



RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

deCODE has restated its consolidated financial statements for the three-month period ended March 31, 2002. The principal adjustments are discussed below.

Revenue Matters. In the fourth quarter of 2002, deCODE terminated and entered into a related settlement agreement with Applied Biosystems Group (ABG) in connection with two agreements between the parties that had been in place since July 2001. In connection with this termination, deCODE reassessed its previously reported accounting for its the Joint Development and Commercialization Agreement (the Agreement) with ABG to develop genotypic analysis products and has determined that revenue related to ABG's payment obligation and deCODE's development costs associated with the Agreement should be deferred until the development efforts are completed or the Agreement is terminated, if earlier. This resulted in a reduction of revenues of $5.4 million and $8.2 million and costs of $0.3 and $0.5 million previously reported in 2001 and through the first three quarters of 2002, respectively, and a reduction of revenues and costs of $4.2 million and $0.3 million, respectively, previously reported for the three-months ended March 31, 2002. The resulting deferred revenue and costs of $6.3 million and $0.8 million at September 30, 2002, respectively, were recognized in the fourth quarter of 2002 when the parties reached agreement as to termination. deCODE's previous accounting for the Agreement was to record revenue according to a percentage of completion model, where revenues were recognized on the basis of the estimated percentage of work completed in a given reporting period as compared to the total estimated work required under the Agreement. Contract costs were previously expensed as incurred.

At the same time, deCODE reached agreement with ABG as to the termination of its Reagent Supply Agreement which required deCODE to make certain minimum purchases on a quarterly basis. Settlement of the Reagent Supply Agreement had no impact on deCODE's consolidated financial results.

Results Per Share. deCODE has restated its basic and diluted net loss per share for the three-month period ended March 31, 2002 to correct its treatment of restricted shares that have an associated outstanding non-recourse promissory notes. These shares were previously included in the determination of weighted shares outstanding for purposes of calculating basic and diluted loss per share to the extent they were vested. To the extent a promissory note received upon issuance of restricted shares is outstanding, the shares are excluded from weighted average shares outstanding. The impact of excluding all relevant restricted shares reduces the number of weighted shares outstanding and therefore increases the loss per share.


Other. deCODE has corrected its accounting for swaps and certain other minor items, the impact of which is an increase in net loss for the three-months ended March 31, 2002 of $0.7 million.

The following table presents the impact of the restatements on a condensed basis (in thousands, except share and per share amounts):

Consolidated Statement of Operations Data - For the Three-Months Ended March 31, 2002
                                                                        AS PREVIOUSLY                            AS
                                                                             REPORTED      ADJUSTMENT      RESTATED
                                                                          -----------    ------------   -----------
Revenue                                                                   $     9,486    $    (4,228)   $     5,258
Operating expenses                                                             21,445            699         22,144
Operating loss                                                                 11,959          4,927         16,886
Net loss                                                                       11,194          4,673         15,867

Basic and diluted net loss per share                                             0.24           0.12           0.36
Shares used in computing basic and diluted net loss per share              46,073,358     (2,602,102)    43,471,256

Consolidated balance sheet as of March 31, 2002

Total current assets                                                      $   176,094    $   (10,373)   $   165,721
Total assets                                                                  338,789         (9,061)       329,728
Total current liabilities                                                      45,243             57         45,300
Stockholders' equity                                                          247,861         (9,282)       238,579
Total liabilities and stockholders' equity                                    338,789         (9,061)       329,728



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

REVENUE RECOGNITION AND DEFERRED REVENUE


Revenues from research and development collaboration agreements are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts, generally either (i) as contract research costs are incurred, usually ratably over the period of effort, (ii) according to the percentage of completion method of contract accounting based on the ratio of contract research costs incurred to expected total costs, or (iii) upon the achievement of substantive milestones. Funding payments are not refundable in the event that the related efforts are not successful. Non-refundable, up-front payments are deferred and recognized on a straight-line basis over the contract term. Contracted chemistry services revenue from negotiated rate contracts are recognized on a per diem basis as services are rendered or on the percentage of completion method based on the ratio of costs incurred to expected total costs for fixed fee contracts based upon the terms of the underlying contract. Any losses on contracts are provided for when they are determinable. Included in revenue are billings to customers for the cost of materials purchased by deCODE.

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


The cumulative effect of the change in accounting principle on prior years results ($333) is included in income in the quarter ended March 31, 2002. Had the retrospective basis of milestone revenue recognition been continued for the three-month period ended March 31, 2002, revenue, net loss and basic and diluted net loss per share would have been $5.6 million, $(15.9) million and $(0.36), respectively.


In general, prerequisites for billings are established by contractual terms including predetermined payment schedules, the achievement of contract milestones, or submission of appropriate billing detail. Revenue recorded represents amounts billed in accordance with contractual terms. Unbilled costs and fees arise when revenue has been recognized but customers have not been billed. Contractual payments due to deCODE are recorded as deferred revenue until earned. The following is a summary of deferred revenue:

                                                                MARCH 31,
                                                       -------------------------
                                                       2002                 2001
                                                       ----                 ----
                                                             (in thousands)

Revenue recorded during the period ended.........   $     6,058          $     4,491
Revenue recognized during the period ended.......        (5,258)              (5,033)
Cumulative effect of change in
  milestone revenue recognition policy...........          (333)                   0
                                                    -----------          -----------
                                                            467                 (542)
Deferred revenue at beginning of period..........        11,297                4,405
                                                    -----------          -----------
Deferred revenue at end of period................   $    11,764          $     3,863
                                                    ===========          ===========


Revenue for the three month periods ended March 31, 2002 includes $83 in services provided to Prokaria, a related party.

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

                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                      ------------------------------------
                                         2002                       2001
                                         ----                       ----
                                                    (in thousands)

Research and development expense .          $582                   $  833
General and administrative expense           324                      330
                                            ----                   ------
          Total ..................          $906                   $1,163
                                            ====                   ======

In addition, general and administrative expenses in the three-month period ended March 31, 2001 include a charitable contribution of 5,000 shares of common stock amounting to $53.

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

Diluted net loss per share is computed using the weighted-average number of `common shares outstanding during the period, plus the dilutive effect of potential common shares. Diluted net loss per share does not differ from basic net loss per share in all periods presented as potential common shares are antidilutive for all such periods and are, therefore, excluded from the calculation. Potential common shares excluded from the calculation of diluted net loss per share as their inclusion would have been antidilutive were:




                                                      MARCH 31,            MARCH 31,
                                                        2002                  2001
                                                    ------------          ------------
                                                      (SHARES)              (SHARES)
Warrants to purchase shares of common stock.....     2,001,300             1,167,500
Options to purchase shares of common stock......     2,573,878             1,221,000
Restricted shares with an associated outstanding
  non-recourse promissory note..................     3,315,416             3,509,882


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




                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                       ------------------------------------
                                           2002                   2001
                                           ----                   ----
                                                 (in thousands)

Net loss .........................     $    (15,867)         $    (12,654)
Other comprehensive income (loss):
     Foreign currency translation               (96)                   40
                                       ------------          ------------
Total comprehensive income (loss)      $    (15,963)         $    (12,614)
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

Under the purchase method of accounting for business combinations as defined by Statement of Financial Accounting Standard No. 141, "Business Combinations", deCODE has preliminarily allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date. Based upon independent valuations of the tangible and intangible assets acquired, deCODE has preliminarily allocated the total cost of the acquisition to the net assets of MediChem as follows:


                                                             (in millions)
Net tangible assets acquired................................     $18.7
In-process research and development.........................       0.5
Identifiable intangible assets..............................       5.8
Goodwill....................................................      61.1
                                                                 -----
                                                                 $86.1
                                                                 =====


Net tangible assets acquired include net working capital of $2.3 million, property and equipment of $28.9 million and debt of $14.0 million. The in-process research and development has been charged to operations as a research and development expense in the three-month period ended March 31, 2002. Intangible assets of MediChem identified include developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. The aggregate amortization charge for these identifiable intangibles recorded in the MediChem acquistion is estimated to amount to approximately $1.2 million annually. Resulting goodwill will not be amortized but will be subject to annual impairment testing. Goodwill is also not tax-deductible.

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


The following unaudited pro forma financial information presents the consolidated results of deCODE as if the acquisition of MediChem occurred at the beginning of 2001. Nonrecurring charges, such as the acquired in-process research and development charge of $0.5 million, are not reflected in the following pro forma financial information but MediChem's restructuring and impairment charges totaling $45,535 in 2001 are included. This pro forma information is not intended to be indicative of future operating results.





                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------
                                                       2002                      2001
                                                       ----                      ----
                                                  (in millions, except per share amounts)

Total revenues...................................      $ 9.4                    $11.2
Net loss.........................................      (19.7)                   (15.1)
Basic and diluted net loss per share.............      (0.39)                   (0.30)


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


DERIVATIVE FINANCIAL INSTRUMENTS



During the normal course of business, deCODE is exposed to foreign currency risk and interest rate risk. These risks can create volatility in earnings and cash flows from period to period. deCODE's objective is to reduce volatility of earnings and cash flows associated with market risks. Derivative instruments held by the Company are used for hedging and non-speculative purposes. As of March 31, 2002, deCODE had entered into two cross-currency swaps for purposes of managing certain of these risks.



deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a combined notional amount of 2,100 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets ($750) as of March 31, 2002. The resulting unrealized gain for the three month period ending March 31, 2002 ($254) is included in other non-operating income and (expense), net in the Consolidated Statements of Operations.



The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.


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

To date deCODE's efforts have largely been directed toward discovery services and financial information available for evaluation by senior management and members of the Board in deciding how to allocate resources and assess performance is that of the business as a whole. Roche accounted for 82% and 99% of consolidated revenue in the three-month periods ended March 31, 2002 and 2001, respectively.

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

OTHER

In February 2001, deCODE settled a payable for laboratory equipment of $13,150 which amount is included in investing cash flows for the purchase of property and equipment during the three months ended March 31, 2001.

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


We have incurred a net loss of $15.9 million for the three-months ended March 31, 2002 and have an accumulated deficit of $179.1 million at March 31, 2002. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our commercialization of discovery efforts, technology development and construction of database services and informatics. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.



RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements for the years ended December 31, 2001, 2000 and 1999. The principal adjustments are discussed below.

Revenue Matters. In the fourth quarter of 2002, we terminated and entered into a related settlement agreement with Applied Biosystems Group (ABG) in connection with two agreements between the parties that had been in place since July 2001. In connection with this termination, we reassessed our previously reported accounting for our Joint Development and Commercialization Agreement (the Agreement) with ABG to develop genotypic analysis products and have determined that revenue related to ABG's payment obligation and our development costs associated with the Agreement should be deferred until the development efforts are completed or the Agreement is terminated, if earlier. This resulted in a reduction of revenues of $5.4 million and $8.2 million and costs of $0.3 and $0.5 million previously reported in 2001 and through the first three quarters of 2002, respectively, and a reduction of revenues and costs of $4.2 million and $0.3 million, respectively, previously reported for the three-months ended March 31, 2002. The resulting deferred revenue and costs of $6.3 million and $0.8 million at September 30, 2002, respectively, were recognized in the fourth quarter of 2002 when the parties reached agreement as to termination. Our previous accounting for the Agreement was to record revenue according to a percentage of completion model, where revenues were recognized on the basis of the estimated percentage of work completed in a given reporting period as compared to the total estimated work required under the Agreement. Contract costs were previously expensed as incurred.

At the same time, we reached agreement with ABG as to the termination of its Reagent Supply Agreement which required us to make certain minimum purchases on a quarterly basis. Settlement of the Reagent Supply Agreement had no impact on our consolidated financial results.

Results Per Share. We have restated our basic and diluted net loss per share for the three-month period ended March 31, 2002 to correct our treatment of restricted shares that have an associated outstanding non-recourse promissory notes. These shares were previously included in the determination of weighted shares outstanding for purposes of calculating basic and diluted loss per share to the extent they were vested. To the extent a promissory note received upon issuance of restricted shares is outstanding, the shares are excluded from weighted average shares outstanding. The impact of excluding all relevant restricted shares reduces the number of weighted shares outstanding and therefore increases the loss per share.

Other. We have corrected our accounting for swaps and certain other minor items, the impact of which is an increase in net loss for the three-months ended
March 31, 2002 of $0.7 million.

The following table presents the impact of the restatements on a condensed basis (in thousands, except share and per share amounts):




Consolidated Statement of Operations Data - For the Three-Months Ended March 31, 2002
                                                                 AS PREVIOUSLY                                 AS
                                                                      REPORTED       ADJUSTMENT          RESTATED
                                                                   -----------      -----------       -----------
Revenue                                                            $     9,486      $    (4,228)      $     5,258
Operating expenses                                                      21,445              699            22,144
Operating loss                                                          11,959            4,927            16,886
Net loss                                                                11,194            4,673            15,867

Basic and diluted net loss per share                                      0.24             0.12              0.36
Shares used in computing basic and diluted net loss per share       46,073,358       (2,602,102)       43,471,256

Consolidated balance sheet as of March 31, 2002

Total current assets                                               $   176,094      $   (10,373)      $   165,721
Total assets                                                           338,789           (9,061)          329,728
Total current liabilities                                               45,243               57            45,300
Stockholders' equity                                                   247,861           (9,282)          238,579
Total liabilities and stockholders' equity                             338,789           (9,061)          329,728


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


In July 2001, we entered into a joint development and commercialization agreement with Applied Biosystems Group, or ABG. Under the terms of the agreement, we were working with ABG to jointly develop and commercialize software products for the collection, organization and analysis of genotyping information. (See RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS).


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


The cumulative effect of the change in accounting principle on prior years results ($333) is included in income in the quarter ended March 31, 2002. Had the retrospective basis of milestone revenue recognition been continued for the three-month period ended March 31, 2002, revenue, net loss and basic and diluted net loss per share would have been $5.6 million, $(15.9) million and $(0.36), respectively.


The following is a summary of deferred revenue:

                                                                MARCH 31,
                                                                ---------
                                                       2002                 2001
                                                       ----                 ----
                                                             (in thousands)

Revenue recorded during the period ended.........   $     6,058          $     4,491
Revenue recognized during the period ended.......        (5,258)              (5,033)
Cumulative effect of change in
  milestone revenue recognition policy...........          (333)                   0
                                                    -----------          -----------
                                                            467                 (542)
Deferred revenue at beginning of period..........        11,297                4,405
                                                    -----------          -----------
Deferred revenue at end of period................   $    11,764          $     3,863
                                                    ===========          ===========

Our revenues increased to $5,258 for the three-month period ended March 31, 2002 as compared to $5,033 for the three-month period ended March 31, 2001. Revenues attributable to our research collaboration agreement with Roche were $4,318 for the three-month period ended March 31, 2002 as compared to $5,007 for the three-month period ended March 31, 2001. Revenues in the three-month period ended March 31, 2002 result from the new diagnostics and therapeutics collaborations underway with Roche as well as the contribution of MediChem from the date of acquisition.


At March 31, 2002, the total amount of deferred research revenue that will be recognized in future periods aggregated $11,764. Revenues recorded increased to $6,058 for the three-month period ended March 31, 2002 as compared to $4,491 for the three-month period ended March 31, 2001. The $1,567 or 35% increase in recorded revenues from 2001 to 2002 is largely attributable to billings under the joint development and commercialization agreement with ABG.


Research and Development Expenses, including Cost of Revenue. Our research and development expenses increased to $18,842 for the quarter ended March 31, 2002 as compared to $16,781 for the quarter ended March 31, 2001, an increase of 12%. The change period-to-period is largely due to continued expansion of our research and development operations as well as to a disposal of laboratory equipment in the first quarter 2001. We expect to continue to increase research and development spending as we pursue and expand our efforts. We also expect research and development to increase with the establishment and full integration of our new subsidiary, MediChem, as well as a result of our new diagnostics development contract with Roche, therapeutics development contract with Roche and other recent collaborations.



Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $3,302 for the quarter ended March 31, 2002 as compared to $3,004 for the quarter ended March 31, 2001, an increase of 10%. Our selling, general and administrative expenses have continued to increase as a result of added salaries, contractor services and other general and administrative expenses in the continued expansion of our operations. We expect general and administrative expenses will increase as we continue to build our operations, notably with the full integration of MediChem into the business and results of operations.


Stock-Based Compensation and Remuneration. Stock-based compensation and remuneration expense was $906 for the quarter ended March 31, 2002 as compared to $1,163 for the quarter ended March 31, 2001, a decrease of 22%. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Interest Income. Our interest income decreased to $862 for the quarter ended March 31, 2002 as compared to $2,620 for the quarter ended March 31, 2001, a decrease of 67%. The decrease is attributable to the decline of prevailing interest rates but also from an overall decrease in our cash balance as we continue to use the proceeds of our initial public offering for operations.

Interest Expense. Our interest expense increased to $274 for the quarter ended March 31, 2002 as compared to $106 for the quarter ended March 31, 2001. The increases in interest expense reflect the cost of financings put into place during the late part of 2001 and early part of 2002.


Other non-operating income and (expense), net. Our other non-operating income and expense, net was a net income of $98 for the quarter ended March
31, 2002 as compared to a net expense of $446 for the quarter ended March 31, 2001 primarily as a result of foreign exchange movements and unrealized swap gains.



Income Taxes. As of March 31, 2002, we had an accumulated deficit of $179.1 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the quarters ended March 31, 2002 or 2001. Realization of deferred tax assets is dependent on future earnings, if any. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2001, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $4.1 million to offset future taxable income in the United States that expire at various dates through 2021. Also, as of December 31, 2001 our foreign subsidiaries had net operating loss carryforwards of approximately $21.4 million that expire in varying amounts beginning in 2004.



Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $15,867 and $0.36 for the quarter ended March 31, 2002, respectively, as compared to $12,654 and $0.31 for the quarter ended March 31, 2001, respectively. This is an increase of 25% in net loss and an increase of 16% in basic and diluted net loss per share.



Pro Forma Net Loss and Basic and Diluted Net Loss Per Share. Pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively were $13,196 and $0.32, respectively, for the quarter ended March 31, 2001 as compared to net loss and basic and diluted net loss per share of $15,867 and $0.36, respectively, for the quarter ended March 31, 2002.

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

Cash and Cash Equivalents. As of March 31, 2002, we had $147,145 in cash and cash equivalents. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.


Operating Activities. Working capital needs resulted in the net use of $4.9 million of funds in the three-month period ended March 31, 2002 as compared to $7.2 million that was provided by working capital sources in the three-month period ended March 31, 2001. As a result, although net loss increased $3.2 million for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001, net cash used in operating activities increased $14.5 million in the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001. Most notably, in the three-month period ended March 31, 2002 we made significant payments to our vendors and particularly to ABG for reagents and other supplies. At March 31, 2002, we have a remaining commitment to ABG for purchases through September 2002 of $15.3 million.


Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the three-month period ended March 31, 2002 were $5,202 as compared to $20,746 in the three-month period ended March 31, 2001. Particularly, during the three-month period ended March 31, 2001 we expended $20.7 million in respect of the new building to house our operations in the University District of Reykjavik and we paid for the fifty new ABI Prism 3700 DNA Analyzers acquired late in 2000 ($13.1 million). During the three-month period ended March 31, 2002 we expended $3.1 million in respect of the new building. Cash acquired in the purchase of MediChem was $3.3 million and, of the $4.1 million MediChem transaction costs, $1.2 million was paid as of March 31, 2002. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities. Net cash of $12,649 was provided in financing activities in the three-month period ended March 31, 2002 as compared to $326 used in the three-month period ended March 31, 2001. $14 million of cash that was restricted as of December 31, 2001 was provided in the three-month period ended March 31, 2002 in the final financing (Tiers C and D) of our new headquarters facility. Also, installment payments on capital lease obligations have increased with new financings that were put into place during 2001. We expect to continue to finance future property and equipment purchases through similar such leasing arrangements.


In December 2001, we established a $27.5 million bridge loan with an Icelandic financial institution to finance the construction of our new headquarters facility. We repaid the borrowings under the bridge loan in January and March 2002 with the proceeds from our Tier A $13.5 million bond offering, Tier C $7.3 million offering of privately placed bonds and Tier D $6.7 million bank loan.


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

IF DECODE CONTINUES TO INCUR OPERATING LOSSES LONGER THAN ANTICIPATED, OR IN AMOUNTS GREATER THAN ANTICIPATED, IT MAY BE UNABLE TO CONTINUE ITS OPERATIONS deCODE incurred a net loss of $15.9 million for the three months ended March 31, 2002 and has an accumulated deficit of $179.1 million at March 31, 2002. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, other recent collaborations and interest revenues. deCODE must increase its expenditures substantially over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner Service, the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. As a result, deCODE expects to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of operating losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.


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

4.1        Warrant Certificate, dated May 6, 2002, issued to Islandsbanki-FBA hf.
           (Previously filed)

4.2        Form of Indexed Bond (Tier A) (Previously filed)

4.3        Form of Indexed Bond (Tier C) (Previously filed)

10.1 Annex to the Agreement on the Details of the Arrangement of Encumbrances in the Site Agreement between the University of Iceland and Islensk erfdagreining ehf., dated as of January 4, 2002
           (Incorporated by reference to Exhibit 10.39 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 2001.)

10.2#      Research Collaboration and Cross-License Agreement among
           F.Hoffman-LaRoche Ltd and Hoffman-La Roche Inc. and deCODE genetics, ehf. (Islensk erfdagreining), effective as of February 2, 2002
           (Incorporated by reference to Exhibit 10.46 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 2001)

10.3       Currency Exchange Agreement between Vetrargardurinn ehf, and
           Islandsbanki-FBA hf., dated as of March 13, 2002 (Previously filed)


10.4       General Bond with Consumer Price Index between Islandsbanki-FBA hf.
           and Vetrargardurinn ehf., dated as of February 8, 2002 (Previously filed)


10.5# Loan Agreement between Islandsbanki-FBA hf. and Vetrargardurinn ehf., dated as of March 13, 2002 (Previously filed)


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
18.        Letter from PricewaterhouseCoopers ehf. regarding change in accounting principles (Previously filed)

99.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


# A request for confidential treatment had been granted with respect to this exhibit.



(b) REPORTS ON FORM 8-K

On March 21, 2002, deCODE filed a Current Report on form 8-K dated March 18, 2002, reporting the acquisition of MediChem Life Sciences, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED APRIL 15, 2003

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

                                 CERTIFICATIONS

I, Kari Stefansson, Chief Executive Officer, certify that:

      1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q of deCODE genetics, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: April 15, 2003                                /s/ Kari Stefansson
                                                     -------------------
                                                     Kari Stefansson
                                                     Chief Executive Officer



I, Lance E. Thibault, Chief Financial Officer, certify that:

      1. I have reviewed this Amendment No. 1 to the Quarterly Report on Form 10-Q of deCODE genetics, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: April 15, 2003                                /s/ Lance E. Thibault
                                                     ----------------------
                                                     Lance E. Thibault
                                                     Chief Financial Officer

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

4.1        Warrant Certificate, dated May 6, 2002, issued to Islandsbanki-FBA hf.
           (Previously filed)

4.2        Form of Indexed Bond (Tier A) (Previously filed)

4.3        Form of Indexed Bond (Tier C) (Previously filed)


10.1       Annex to the Agreement on the Details of the Arrangement of Encumbrances
           in the Site Agreement between the University of Iceland and Islensk erfdagreining ehf., dated as of January 4, 2002 (Incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)

10.2#      Research Collaboration and Cross-License Agreement among F.Hoffman-LaRoche
           Ltd and Hoffman-La Roche Inc. and deCODE genetics, ehf. (Islensk erfdagreining), effective as of February 2, 2002 (Incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for
           the year ended December 31, 2001)

10.3       Currency Exchange Agreement between Vetrargarourinn ehf, and
           Islandsbanki-FBA hf., dated as of March 13, 2002 (Previously filed)


10.4       General Bond with Consumer Price Index between Islandsbanki-FBA hf. and
           Vetrargarourinn ehf., dated as of February 8, 2002 (Previously filed)


10.5# Loan Agreement between Islandsbanki-FBA hf. and Vetrargarourinn ehf., dated as of March 13, 2002 (Previously filed)


18. Letter from PricewaterhouseCoopers ehf. regarding change in accounting principles (Previously filed)

99.1       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# A request for confidential treatment had been granted with respect to this exhibit.
