Form 10-Q/A
period 2002-06-30
DECODE GENETICS INC
filed 2003-04-15
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                (AMENDMENT NO.1)

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

Yes [X] No[ ]

The aggregate number of shares of the registrant's common stock outstanding on July 24, 2002 was 53,657,056 shares of common stock $.001 par value.

                                EXPLANATORY NOTE


         This Form 10-Q/A is being filed for the purpose of amending and restating Part I, Items 1 and 2 and Part II, Items 5 and 6 of deCODE genetics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002, to reflect the restatement of deCODE's consolidated financial statements as of and for the quarter ended June 30, 2002. The information in this Form 10-Q/A does not reflect any subsequent information or events other than the restatement. The only changes to deCODE's previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 relate to the restatement.

                              DECODE GENETICS, INC.
                                      INDEX

                                                                                                   Page Number
PART I. FINANCIAL INFORMATION....................................................................       2

Item 1. Financial Statements.....................................................................       2

        Condensed Consolidated Statements of Operations for the
              three and six month periods ended June 30, 2002 and 2001...........................       2

        Condensed Consolidated Balance Sheets as of June 30, 2002
              and December 31, 2001..............................................................       3

        Condensed Consolidated Statements of Cash Flows for the
              six month periods ended June 30, 2002 and 2001.....................................       4

        Notes to Condensed Consolidated Financial Statements.....................................       5

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...................................................................      13

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................      22

PART II. OTHER INFORMATION.......................................................................      23

Item 1. Legal proceedings........................................................................      23

Item 2. Changes in Securities and Use of Proceeds................................................      23

        (c) Recent sales of unregistered securities..............................................      23

        (d) Use of proceeds......................................................................      24

Item 5. Other Information........................................................................      24

Risk factors.....................................................................................      24

Item 6. Exhibits and Reports on Form 8-K.........................................................      36

        (a) Exhibits.............................................................................      36

        (b) Reports on Form 8-K..................................................................      36

Signatures.......................................................................................      37

Certifications...................................................................................      38

Index to Exhibits................................................................................      39

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              DECODE GENETICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
               (in thousands, except share and per share amounts)
                                   Unaudited



                                                         FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                            ENDED JUNE 30,                      ENDED JUNE 30,
                                                    ------------------------------      ------------------------------
                                                        2002              2001              2002              2001
                                                    ------------      ------------      ------------      ------------
REVENUE .......................................     $      9,442      $      6,198      $     14,700      $     11,231

OPERATING EXPENSES
  Research and development, including
    cost of revenue ...........................           24,040            16,591            42,882            33,372
  Selling, general and administrative .........            5,076             3,727             8,378             6,731
                                                    ------------      ------------      ------------      ------------
          Total operating expense .............           29,116            20,318            51,260            40,103
                                                    ------------      ------------      ------------      ------------
Operating loss ................................          (19,674)          (14,120)          (36,560)          (28,872)
Interest income ...............................              696             1,904             1,558             4,524
Interest expense ..............................           (1,336)              (76)           (1,610)             (182)
Other non-operating income and (expense), net..              606              (257)              704              (673)
                                                    ------------      ------------      ------------      ------------
Net loss before cumulative effect of change
   in accounting principle ....................          (19,708)          (12,549)          (35,908)          (25,203)
Cumulative effect of change in milestone
   revenue recognition method .................                0                 0               333                 0
                                                    ------------      ------------      ------------      ------------
Net Loss ......................................     $    (19,708)     $    (12,549)     $    (35,575)     $    (25,203)
                                                    ============      ============      ============      ============

Basic and diluted net loss per share:

  Net loss before cumulative effect of change
     in accounting principle ..................     $      (0.39)     $      (0.30)     $      (0.76)     $      (0.61)
  Cumulative effect of change in milestone
     revenue recognition method ...............               --                --              0.01                --
  Net Loss ....................................            (0.39)            (0.30)            (0.75)            (0.61)

Shares used in computing basic and
     diluted net loss per share ...............       50,778,836        41,523,474        47,139,282        41,419,076

Proforma amounts assuming new milestone
   revenue recognition method is applied
   retroactively:
     Revenue ..................................                       $      5,677                        $     10,168
     Net Loss .................................                            (13,070)                            (26,266)
     Basic and diluted net loss per share .....                              (0.31)                              (0.63)


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DECODE GENETICS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)
                      (in thousands, except share amounts)
                                   Unaudited



                                                            JUNE 30,           DECEMBER 31,
                                                              2002                 2001
                                                           ----------          ------------
ASSETS
Current assets:
  Cash and cash equivalents ........................       $  115,430           $  153,061
  Restricted cash ..................................                0               14,000
  Receivables ......................................           10,596                9,525
  Other current assets .............................           15,670                9,748
                                                           ----------           ----------
          Total current assets .....................          141,696              186,334
Restricted cash ....................................            6,000                    0
Property and equipment, net ........................           98,027               61,208
Goodwill ...........................................           62,068                    0
Other long-term assets and deferred charges ........           14,695                2,358
                                                           ----------           ----------
          Total assets .............................       $  322,486           $  249,900
                                                           ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ............       $   23,306           $   21,165
  Current portion of capital lease obligations
    and long-term debt .............................            8,402                7,427
  Deferred research revenue ........................            5,729                6,147
                                                           ----------           ----------
          Total current liabilities ................           37,437               34,739
Capital lease obligations and long-term
  debt, net of current portion .....................           52,610               38,851
Deferred research revenue ..........................           12,367                5,150
Other long-term liabilities ........................                7                  427

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none ..................                0                    0
  Common stock, $0.001 par value;
     Authorized: 60,000,000 shares;
     Issued: 53,657,056 and 45,328,227 shares
     at June 30, 2002 and December 31, 2001,
     respectively;
     Outstanding: 53,657,056 and 45,257,386
     shares at June 30, 2002 and
     December 31, 2001, respectively ...............               53                   45
  Additional paid-in capital .......................          431,740              351,960
  Notes receivable .................................           (8,540)             (10,788)
  Deferred compensation ............................           (4,411)              (6,174)
  Accumulated deficit ..............................         (198,776)            (163,201)
  Accumulated other comprehensive income (loss) ....               (1)                  53
  Treasury stock ...................................                0               (1,162)
                                                           ----------           ----------
          Total stockholders' equity ...............          220,065              170,733
                                                           ----------           ----------
          Total liabilities, and
             stockholders' equity ..................       $  322,486           $  249,900
                                                           ==========           ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DECODE GENETICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
                                 (in thousands)
                                   Unaudited



                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------------
                                                             2002                   2001
                                                          ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................      $  (35,575)            $  (25,203)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization ...................           6,389                  4,756
   Purchased in-process research and development ...             480                      0
   Equity in net earnings of affiliate .............             100                    144
   Amortization of deferred stock compensation .....           1,757                  2,353
   Other stock-based remuneration and
      stock contributions ..........................               0                     53
   Charges for write-down of obsolete and
      excess materials and supplies.................             950                    498
   Loss on disposal of equipment ...................               0                    787
   Litigation settlement ...........................               0                  1,293
   Unrealized gain on derivative financial
      instruments ..................................          (1,327)                     0
   Other ...........................................             144                      0
Changes in operating assets and liabilities:
  Receivables and other current assets .............           1,553                 (1,706)
  Accounts payable and accrued expenses ............          (2,417)                   870
  Deferred research revenue ........................             971                  5,187
  Other ............................................          (1,023)                  (522)
                                                          ----------             ----------
     Net cash used in operating activities .........         (27,998)               (11,490)
                                                          ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..............         (13,207)               (27,430)
   Cash acquired in purchase of MediChem, net
     of transaction costs ..........................            (722)                     0
                                                          ----------             ----------
     Net cash used in investing activities .........         (13,929)               (27,430)
                                                          ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from building financings ................          18,695                      0
  Repayment of mortgage on Woodridge, IL discovery
     center ........................................         (11,644)                     0
  Repayment of notes receivable for common stock ...              83                    232
  Installment payments on capital lease
    obligations ....................................          (2,838)                  (864)
                                                          ----------             ----------
     Net cash provided by (used in)
       financing activities ........................           4,296                   (632)
                                                          ----------             ----------
Net decrease in cash ...............................         (37,631)               (39,552)
Cash and cash equivalents at beginning of period ...         153,061                194,145
                                                          ----------             ----------
Cash and cash equivalents at end of period .........      $  115,430             $  154,593
                                                          ==========             ==========


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



RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

deCODE has restated its consolidated financial statements for the three and six-month periods ended June 30, 2002. The principal adjustments are discussed below.

Revenue Matters. In the fourth quarter of 2002, deCODE terminated and entered into a related settlement agreement with Applied Biosystems Group (ABG) in connection with two agreements between the parties that had been in place since July 2001. In connection with this termination, deCODE reassessed its previously reported accounting for its the Joint Development and Commercialization Agreement (the Agreement) with ABG to develop genotypic analysis products and has determined that revenue related to ABG's payment obligation and deCODE's development costs associated with the Agreement should be deferred until the development efforts are completed or the Agreement is terminated, if earlier. This resulted in a reduction of revenues of $5.4 million and $8.2 million and costs of $0.3 and $0.5 million previously reported in 2001 and through the first three quarters of 2002, respectively, and a reduction of revenues of $4.0 million and $8.2 million and costs of $0.2 and $0.5 million previously reported in the three and six-month periods ended June 30, 2002, respectively. The resulting deferred revenue and costs of $6.3 million and $0.8 million at September 30, 2002, respectively, were recognized in the fourth quarter of 2002 when the parties reached agreement as to termination. deCODE's previous accounting for the Agreement was to record revenue according to a percentage of completion model, where revenues were recognized on the basis of the estimated percentage of work completed in a given reporting period as compared to the total estimated work required under the Agreement. Contract costs were previously expensed as incurred.

At the same time, deCODE reached agreement with ABG as to the termination of its Reagent Supply Agreement which required deCODE to make certain minimum purchases on a quarterly basis. Settlement of the Reagent Supply Agreement had no impact on deCODE's consolidated financial results.

Results Per Share. deCODE has restated its basic and diluted net loss per share for the three and six-month periods ended June 30, 2002 to correct its treatment of restricted shares that have an associated outstanding non-recourse promissory notes. These shares were previously included in the determination of weighted shares outstanding for purposes of calculating basic and diluted loss per share to the extent they were vested. To the extent a promissory note received upon issuance of restricted shares is outstanding, the shares are excluded from weighted average shares outstanding. The impact of excluding all relevant restricted shares reduces the number of weighted shares outstanding and therefore increases the loss per share.

Other. deCODE has corrected its accounting for swaps and certain other minor items, the impact of which is an decrease in net loss for the three and six-month periods ended June 30, 2002 of $0.9 million and $0.2 million, respectively.

The following table presents the impact of the restatements on a condensed basis (in thousands, except share and per share amounts):



                                                                                  AS PREVIOUSLY
                                                                                     REPORTED       ADJUSTMENT       AS RESTATED
                                                                                  -------------     ----------       -----------
Consolidated Statement of Operations Data - For the Three-Months Ended June 30, 2002
Revenue                                                                           $    13,410      $    (3,968)      $     9,442
Operating expenses                                                                     29,135              (19)           29,116
Operating loss                                                                         15,725            3,949            19,674
Net loss                                                                               16,832            2,876            19,708

Basic and diluted net loss per share                                                     0.32             0.07              0.39
Shares used in computing basic and diluted net loss per share                      53,393,701       (2,614,865)       50,778,836


Consolidated Statement of Operations Data - For the Six-Months Ended June 30, 2002

Revenue                                                                           $    22,896      $    (8,196)      $    14,700
Operating expenses                                                                     50,580              680            51,260
Operating loss                                                                         27,684            8,876            36,560
Net loss                                                                               28,026            7,549            35,575

Basic and diluted net loss per share                                                     0.56             0.19              0.75
Shares used in computing basic and diluted net loss per share                      49,747,274       (2,607,992)       47,139,282


Consolidated balance sheet - as of June 30, 2002

Total current assets                                                              $   149,462      $    (7,766)      $   141,696
Total assets                                                                          324,199           (1,713)          322,486
Total current liabilities                                                              36,906              531            37,437
Stockholders' equity                                                                  232,223          (12,158)          220,065
Total liabilities and stockholders' equity                                            324,199           (1,713)          322,486


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


The cumulative effect of the change in accounting principle on prior years results ($333) is included in income in the six month period ended June 30, 2002. Had the retrospective basis of milestone revenue recognition been continued for the six month period ended June 30, 2002, revenue, net loss and basic and diluted net loss per share would have been $15.0 million, $(35.6) million and $(0.75), respectively.



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



                                         FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                             ENDED JUNE 30,                ENDED JUNE 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
                                                            (in thousands)
Revenue recorded during
   the period ..................       $   15,774     $   11,927     $   21,005     $   16,418
Revenue recognized during
   the period ..................           (9,442)        (6,198)       (14,700)       (11,231)
Deferred revenue recorded
   on acquisition of
   MediChem ....................                0              0            827              0
Cumulative effect of change
   in milestone revenue
   recognition policy ..........                0              0           (333)             0
                                       ----------     ----------     ----------     ----------
                                            6,332          5,729          6,799          5,187
Deferred revenue at
   beginning of period .........           11,764          3,863         11,297          4,405
                                       ----------     ----------     ----------     ----------
Deferred revenue at
   end of period ...............       $   18,096     $    9,592     $   18,096     $    9,592
                                       ==========     ==========     ==========     ==========

Revenue for the six month period ended June 30, 2002 includes $46, net in services provided to Prokaria, a related party.

Roche accounted for 40% and 97% of consolidated revenue in the three-month periods ended June 30, 2002 and 2001, respectively. Roche accounted for 55% and 98% of consolidated revenue in the six-month periods ended June 30, 2002 and 2001, respectively.

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

                                            FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                ENDED JUNE 30,               ENDED JUNE 30,
                                         -----------------------       -------------------------
                                            2002           2001           2002           2001
                                         ----------     ----------     ----------     ----------
                                                               (in thousands)
Research and development expense......   $      607     $      763     $    1,189     $    1,595
Selling, general and administrative
   expense............................          245            427            568            758
                                         ----------     ----------     ----------     ----------
          Total.......................   $      852     $    1,190     $    1,757     $    2,353
                                         ==========     ==========     ==========     ==========

In addition, general and administrative expenses in the six month period ended June 30, 2001 includes a charitable contribution of 5,000 shares of common stock amounting to $53.

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


                                                           JUNE 30,          JUNE 30,
                                                             2002              2001
                                                          ---------         ---------
                                                          (SHARES)          (SHARES)
Warrants to purchase shares of common stock........       1,851,300         1,167,500
Options to purchase shares of common stock.........       2,554,270         1,526,000
Restricted shares with an associated outstanding
  non-recourse promissory note.....................       3,359,794         3,446,814

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


                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                             ENDED JUNE 30,                ENDED JUNE 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
                                                            (in thousands)
Net loss ..........................    $  (19,708)    $  (12,549)    $  (35,575)    $  (25,203)
Other comprehensive income
   (loss):
      Foreign currency
         translation ..............            42            144            (54)           184
                                       ----------     ----------     ----------     ----------
Total comprehensive income
   (loss) .........................    $  (19,666)    $  (12,405)    $  (35,629)    $  (25,019)
                                       ==========     ==========     ==========     ==========


ACQUISITION OF MEDICHEM LIFE SCIENCES, INC.


Under the terms of the merger agreement, MediChem shareholders received 0.3099 shares of newly issued deCODE common stock in exchange for each MediChem share of common stock, or 8,362,893 shares of deCODE common stock. In addition, options to purchase shares of MediChem common stock that vested immediately upon consummation of the merger have been assumed by deCODE, resulting in the issuance of 577,917 options to purchase deCODE common stock. In accordance with the terms of the merger agreement, in July 2002 deCODE also granted a further 136,352 deCODE stock options to certain employees of MediChem under the 1996 Equity Incentive Plan.


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

                                                                (in millions)
Net tangible assets acquired................................       $ 17.3
In-process research and development.........................          0.5
Identifiable intangible assets..............................          6.1
Goodwill....................................................         62.1
                                                                   ------
                                                                   $ 86.0
                                                                   ======

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



                                                              FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                     --------------------------------------
                                                        2002                        2001
                                                     ----------                  ----------
                                                     (in millions, except per share amounts)
Total revenues .................................     $     18.8                  $     22.3
Net loss .......................................          (39.7)                      (31.5)
Basic and diluted net loss per share ...........          (0.78)                      (0.63)


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


In June 2002, MediChem Research Inc. executed a mortgage for $11.8 million with a financial institution for its Woodridge, IL discovery center. The debt carries an interest rate of three-month LIBOR + 1.75%, is payable $49 monthly for five years with a final payment of $8.8 million due in 2007. The mortgage is collateralized by restricted cash reserves totaling $6.0 million.




DERIVATIVE FINANCIAL INSTRUMENTS

During the normal course of business, deCODE is exposed to foreign currency risk and interest rate risk. These risks can create volatility in earnings and cash flows from period to period. deCODE's objective is to reduce volatility of earnings and cash flows associated with market risks. Derivative instruments held by the Company are used for hedging and non-speculative purposes. As of June 30, 2002, deCODE had entered into two cross-currency swaps for purposes of managing certain of these risks.

deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a combined notional amount of 2,100 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets ($5,255) as of June 30, 2002. The resulting unrealized gain for the three and six month periods ended June 30, 2002 are $1,073 and $1,327, respectively, and are included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

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

OTHER


In February 2001, deCODE settled a payable for laboratory equipment of $13,150, which amount is included in investing cash flows for the purchase of property and equipment during the six months ended June 30, 2001.


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


This quarterly report on Form 10-Q/A contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors included in Item 5 - Other Information.


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


We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. We incurred a net loss of $35.6 million for the six-months ended June 30, 2002 and have an accumulated deficit of $198.8 million at June 30, 2002. We anticipate incurring additional losses over at least the next several years as we expand our internal and collaborative gene discovery efforts, continue our commercialization of discovery efforts, technology development, drug discovery and construction of database services and informatics. We expect that our losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.



RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated its consolidated financial statements for the three and six-month periods ended June 30, 2002. The principal adjustments are discussed below.

Revenue Matters. In the fourth quarter of 2002, we terminated and entered into a related settlement agreement with Applied Biosystems Group (ABG) in connection with two agreements between the parties that had been in place since July 2001. In connection with this termination, we reassessed our previously reported accounting for our Joint Development and Commercialization Agreement (the Agreement) with ABG to develop genotypic analysis products and have determined that revenue related to ABG's payment obligation and our development costs associated with the Agreement should be deferred until the development efforts are completed or the Agreement is terminated, if earlier. This resulted in a reduction of revenues of $5.4 million and $8.2 million and costs of $0.3 and $0.5 million previously reported in 2001 and through the first three quarters of 2002, respectively, and a reduction of revenues of $4.0 million and $8.2 million and costs of $0.2 and $0.5 million previously reported in the three and six-month periods ended June 30, 2002, respectively. The resulting deferred revenue and costs of $6.3 million and $0.8 million at September 30, 2002, respectively, were recognized in the fourth quarter of 2002 when the parties reached agreement as to termination. Our previous accounting for the Agreement was to record revenue according to a percentage of completion model, where revenues were recognized on the basis of the estimated percentage of work completed in a given reporting period as compared to the total estimated work required under the Agreement. Contract costs were previously expensed as incurred.

At the same time, we reached agreement with ABG as to the termination of our Reagent Supply Agreement which required us to make certain minimum purchases on a quarterly basis. Settlement of the Reagent Supply Agreement had no impact on our consolidated financial results.

Results Per Share. We have restated our basic and diluted net loss per share for the three and six-month periods ended June 30, 2002 to correct our treatment of restricted shares that have an associated outstanding non-recourse promissory notes. These shares were previously included in the determination of weighted shares outstanding for purposes of calculating basic and diluted loss per share to the extent they were vested. To the extent a promissory note received upon issuance of restricted shares is outstanding, the shares are excluded from weighted average shares outstanding. The impact of excluding all relevant restricted shares reduces the number of weighted shares outstanding and therefore increases the loss per share.

Other. We have corrected our accounting for swaps and certain other minor items, the impact of which is an decrease in net loss for the three and six-month periods ended June 30, 2002 of $0.9 million and $0.2 million, respectively.

The following table presents the impact of the restatements on a condensed basis (in thousands, except share and per share amounts):



                                                                             AS PREVIOUSLY
                                                                                  REPORTED    ADJUSTMENT    AS RESTATED
                                                                             -------------    ----------    -----------
Consolidated Statement of Operations Data -- For the Three Months Ended June 30, 2002
Revenue                                                                        $    13,410   $   (3,968)    $     9,442
Operating expenses                                                                  29,135          (19)         29,116
Operating loss                                                                      15,725        3,949          19,674
Net loss                                                                            16,832        2,876          19,708

Basic and diluted net loss per share                                                  0.32          0.07           0.39
Shares used in computing basic and diluted net loss per share                   53,393,701    (2,614,865)    50,778,836


Consolidated Statement of Operations Data -- For the Six-Months Ended June 30, 2002

Revenue                                                                        $    22,896   $    (8,196)   $    14,700
Operating expenses                                                                  50,580           680         51,260
Operating loss                                                                      27,684         8,876         36,560
Net loss                                                                            28,026         7,549         35,575

Basic and diluted net loss per share                                                  0.56          0.19           0.75
Shares used in computing basic and diluted net loss per share                   49,747,274    (2,607,992)    47,139,282

Consolidated balance sheet - as of June 30, 2002

Total current assets                                                           $   149,462   $    (7,766)   $   141,696
Total assets                                                                       324,199        (1,713)       322,486
Total current liabilities                                                           36,906           531         37,437
Stockholders' equity                                                               232,223       (12,158)       220,065
Total liabilities and stockholders' equity                                         324,199        (1,713)       322,486


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

                                                              FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                     --------------------------------------
                                                        2002                        2001
                                                     ----------                  ----------
                                                     (in millions, except per share amounts)
Total revenues .................................     $     18.8                  $     22.3
Net loss .......................................          (39.7)                      (31.5)
Basic and diluted net loss per share ...........          (0.78)                      (0.63)


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

The cumulative effect of the change in accounting principle on prior years results ($333) is included in income in the six month period ended June 30, 2002. Had the retrospective basis of milestone revenue recognition been continued for the six month period ended June 30, 2002, revenue, net loss and basic and diluted net loss per share would have been $15.0 million, $(35.6) million and $(0.75), respectively.


The following is a summary of deferred revenue (in thousands):


                                          FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                       -------------------------     -------------------------
                                          2002           2001           2002           2001
                                       ----------     ----------     ----------     ----------
                                                             (in thousands)
Revenue recorded during
   the period .....................    $   15,774     $   11,927     $   21,005     $   16,418
Revenue recognized during
   the period .....................        (9,442)        (6,198)       (14,700)       (11,231)
Deferred revenue recorded
   on acquisition of
   MediChem .......................             0              0            827              0
Cumulative effect of change
   in milestone revenue
   recognition policy .............             0              0           (333)             0
                                       ----------     ----------     ----------     ----------
                                            6,332          5,729          6,799          5,187
Deferred revenue at
   beginning of period ............        11,764          3,863         11,297          4,405
                                       ----------     ----------     ----------     ----------
Deferred revenue at
   end of period ..................    $   18,096     $    9,592     $   18,096     $    9,592
                                       ==========     ==========     ==========     ==========



Our revenues increased to $9,442 for the three-month period ended June 30, 2002 as compared to $6,198 for the three-month period ended June 30, 2001, an increase of 52%. Our revenues increased to $14,700 for the six month period ended June 30, 2002 as compared to $11,231 for the six month period ended June 30, 2001, an increase of 31%. The increase period-to-period is principally attributable to the addition of MediChem and also from the new diagnostics and therapeutics collaborations underway with Roche.



At June 30, 2002, the total amount of deferred research revenue that will be recognized in future periods aggregated $18,096. Revenues recorded increased to $15,774 for the three month period ended June 30, 2002 as compared to $11,927 for the three month period ended June 30, 2001 and were $21,005 for the six month period ended June 30, 2002 as compared to $16,481 for the six month period ended June 30, 2001. We recorded significant revenues in the three and six-month periods ended June 30, 2001 principally as a result of the then new diagnostics collaboration with Roche and also milestone achievements under our 1998 research collaboration with Roche. Revenue recorded to-date in 2002 is largely attributable to payments received under the joint development and commercialization agreement with ABG as well as the therapeutics and diagnostics collaborations with Roche.



Research and Development Expenses, including Cost of Revenue. Our research and development expenses increased to $24,040 for the three-month period ended June 30, 2002 as compared to $16,591 for the three-month period ended June 30, 2001, an increase of 45%. Our research and development expenses increased to $42,882 for the six-month period ended June 30, 2002 as compared to $33,372 for the six-month period ended June 30, 2001, an increase of 29%. The change period-to-period is largely attributable to the addition of MediChem and the costs of contract chemistry services provided offset somewhat in the six-month period by the disposal of laboratory equipment in 2001.


Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $5,076 for the three month period ended June 30, 2002 as compared to $3,727 for the three month period ended June 30, 2001, an increase of 36%. Our selling, general and administrative expenses increased to $8,378 for the six month period ended June 30, 2002 as compared to $6,731 for the six month period ended

June 30, 2001, an increase of 32%. The change period-to-period is largely attributable to the addition of selling, general and administrative costs of MediChem offset somewhat by a one-time litigation settlement for the three and six month periods ended June 30, 2001. Without regard to the additional MediChem costs in the three and six month periods ended June 30, 2002 and to the litigation settlement for the same periods in 2001 our general and administrative expenses increased 17% and 12% in the three and six month periods ended June 30, 2002 as compared to those same periods in 2001.


Stock-Based Compensation and Remuneration. Stock-based compensation and remuneration expense was $852 for the three month period ended June 30, 2002 as compared to $1,190 for the three month period ended June 30, 2001, a decrease of 28%. Stock-based compensation and remuneration expense was $1,757 for the six month period ended June 30, 2002 as compared to $2,353 for the six month period ended June 30, 2001, a decrease of 25%. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Interest Income. Our interest income was $696 for the three month period ended June 30, 2002 as compared to $1,904 for the three month period ended June 30, 2001, a decrease of 63%. Our interest income was $1,558 for the six month period ended June 30, 2002 as compared to $4,524 for the six month period ended June 30, 2001, a decrease of 66%. In general, the decreased returns are attributable to the decline of prevailing interest rates but also from an overall decrease in our cash balance as we continue to use the proceeds of our initial public offering for operations.

Interest Expense. Our interest expense increased to $1,336 for the quarter ended June 30, 2002 as compared to $76 for the quarter ended June 30, 2001. The increases in interest expense reflect the cost of financings put into place during the late part of 2001 and early part of 2002.


Other non-operating income and (expense), net. Our other non-operating income and (expense), net was $606 for the three-month period ended June 30, 2002 as compared to $(257) for the three-month period ended June 30, 2001, and was $704 for the six month period ended June 30, 2002 as compared to $(673) for the six month period ended June 30, 2001. Our other non-operating income and (expense), net is principally comprised of our share in the earnings (losses) of eMR, foreign exchange differences and unrealized swap gains and losses. The significant increase period-on-period largely results from foreign exchange movements but it also attributable unrealized swap gains in 2002. The weakening of the U.S. dollar vis-a-vis the Icelandic krona during 2002 has been significant and these currency fluctuations may continue to adversely affect our financial results.



Income Taxes. As of June 30, 2002, we had an accumulated deficit of $198.8 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three and six month periods ended June 30, 2002 or 2001. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2001, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $4.1 million to offset future taxable income in the United States that expire at various dates through 2021. Also, as of December 31, 2001 our foreign subsidiaries had net operating loss carryforwards of approximately $21.4 million that expire in varying amounts beginning in 2004.



Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $19,708 and $0.39 for the three months ended June 30, 2002, respectively, as compared to $12,549 and $0.30 for the three months ended June 30, 2001, respectively. This is an increase of 57% in net loss and an increase of 30% in basic and diluted net loss per share. Net loss and basic and diluted net loss per share were $35,575 and $0.75 for the six months ended June 30, 2002, respectively, as compared to $25,203 and $0.61 for the six months ended June 30, 2001, respectively. This is an increase of 41% in net loss and an increase of 23% in basic and diluted net loss per share.

Pro Forma Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $19,708 and $0.39, respectively, for the three months ended June 30, 2002 as compared to pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively of $13,070 and $0.31, respectively, for the three months ended June 30, 2001. Net loss and basic and diluted net loss per share were $35,575 and $0.75, respectively, for the six months ended June 30, 2002, as compared to pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively of $26,266 and $0.63, respectively, for the six months ended June 30, 2001.

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


Operating Activities. Although net loss increased $10.4 million for the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001, net cash used in operating activities increased $16.5 million in the six month period ended June 30, 2002 as compared to the six month period ended June 30, 2001 largely as a result of $3.8 million that was provided by working capital sources in the six month period ended June 30, 2001. Most notably, in the six month period ended June 30, 2002 we made significant payments to our vendors and particularly to ABG for reagents, other supplies and DNA analyzers. At June 30, 2002, we have a remaining commitment to ABG for purchases through September 2002 of $7.1 million.


Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the six month period ended June 30, 2002 were $13,207 as compared to $27,430 in the six month period ended June 30, 2001. Notably, during the six month period ended June 30, 2002 we expended $5.7 million in respect of the new building to house our operations in the University District of Reykjavik and purchased new DNA analyzers under our supply agreement with ABG in the total amount of $2.8 million. During the six month period ended June 30, 2001 we expended $7.1 million in respect of our new headquarters building and we paid $13.1 million for DNA analyzers acquired late in 2000. Cash acquired in the purchase of MediChem was $3.3 million and we paid $4.0 million of transaction costs, resulting in a net cash outlay for the six month period ended June 30, 2002 in connection with the acquisition of $723. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities. Net cash of $4,296 was provided in financing activities in the six month period ended June 30, 2002 as compared to $632 used in the six month period ended June 30, 2001. $14 million of cash that was restricted as of December 31, 2001 was provided in the six month period ended June 30, 2002 in the final financing (Tiers C and D) of our new headquarters facility. In addition, we repaid the existing mortgage on our Woodridge, IL discovery center ($11.6 million) and re-financed the property in June 2002, resulting in proceeds of $5.8 million. Installment payments on capital lease obligations have increased with new financings that were put into place during 2001. Total capital lease payments were $2,838 for the six month period ended June 30, 2002 as compared to $864 for the same period in 2001. We expect to continue to finance future property and equipment purchases through similar such leasing arrangements.


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


In June 2002, we executed a mortgage with a financial institution for our Woodridge, IL discovery center. The debt carries an interest rate of three-month LIBOR + 1.75%, matures in 2007 and is collateralized by restricted cash reserves totaling $6.0 million.


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

(d) USE OF PROCEEDS

We commenced an initial public offering of our common stock, $.001 par value, on July 17, 2000 pursuant to registration statements on Form S-1 (Registration Nos. 333-31984 and 333-41598), which were declared effective by the Securities and Exchange Commission on July 17, 2000. Net proceeds to us after deduction of expenses were approximately $182.0 million. We have used the proceeds as follows:

                                                                                                  (in millions)
Discovery and research programs..................................................................    $  94.9

ABI DNA Analyzers................................................................................       15.9

Construction of executive office and laboratory facilities.......................................       29.4

Construction of other laboratory facilities......................................................        2.7

Computer equipment...............................................................................        4.5

Other laboratory equipment.......................................................................        6.3

Other property and equipment.....................................................................        2.1

General and administrative activities............................................................       17.5

Installment payments on capital lease obligations................................................        4.6

Interest.........................................................................................        2.0

MediChem transaction costs.......................................................................        2.1
                                                                                                     -------
                                                                                                     $ 182.0
                                                                                                     =======

ITEM 5. OTHER INFORMATION

RISK FACTORS

FORWARD LOOKING STATEMENTS AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS


This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially due to a number of factors, including those set forth in this section and elsewhere in this Form 10-Q/A. These factors include, but are not limited to, the risks set forth below.


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



deCODE incurred a net loss of $35.6 million for the six months ended June 30, 2002 and has an accumulated deficit of $198.8 million at June 30, 2002. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, other recent collaborations and interest revenues. deCODE must increase its expenditures substantially over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner Service, the Icelandic Health Sector Database, the deCODE Combined Data Processing system and informatics. In addition, the integration of MediChem has and will continue to impact our results of operations and our financial position. With MediChem, our revenues will increase but our operating expenses and, at least for the near term, likely our net losses will increase. In addition, we expect to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact our results of operations and financial condition is largely dependant upon how quickly and in what proportion MediChem's capacity is brought to bear on our in-house programs and how much of their existing contract services business is maintained and developed. As a result, deCODE expects to incur operating losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of operating losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.

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

  4.1              Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended March 31, 2002, filed on May 15, 2002.)

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

 10.1              Promissory Note, dated May 27, 2002 from Hakon Gudbjartsson to the Company (Previously filed)

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

DATED APRIL 15, 2003

                                       deCODE genetics, Inc.

                                       /s/ Kari Stefansson
                                       -------------------
                                       Kari Stefansson
                                       Chairman, President,
                                       Chief Executive Officer

                                       /s/ Lance Thibault
                                       ------------------
                                       Lance Thibault
                                       Chief Financial Officer and
                                       Treasurer (principal financial
                                       officer and principal accounting officer)

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

  4.1              Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.)

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

 10.1              Promissory Note, dated May 27, 2002 from Hakon Gudbjartsson to the Company (Previously filed)

 99.1              Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002