Form 10-Q/A
period 2002-09-30
DECODE GENETICS INC
filed 2003-04-15
CIK 1022974

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

                                EXPLANATORY NOTE


         This Form 10-Q/A is being filed for the purpose of amending and restating Part I, Items 1 and 2 and Part II, Items 5 and 6 of deCODE genetics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002, to reflect the restatement of deCODE's consolidated financial statements as of and for the quarter ended September 30, 2002. The information in this Form 10-Q/A does not reflect any subsequent information or events other than the restatement. The only changes to deCODE's previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 relate to the restatement.

                              DECODE GENETICS, INC.

                                      INDEX

                                                                          Page Number
                                                                          -----------
PART I. FINANCIAL INFORMATION...........................................       2

Item 1. Financial Statements............................................       2

        Condensed Consolidated Statements of Operations for the three
          and nine-month periods ended September 30, 2002 and 2001......       2

        Condensed Consolidated Balance Sheets as of September 30, 2002
          and December 31, 2001.........................................       3

        Condensed Consolidated Statements of Cash Flows for the
          nine-month periods ended September 30, 2002 and 2001..........       4

        Notes to Condensed Consolidated Financial Statements............       5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................      12

Item 3. Quantitative and Qualitative Disclosures about Market Risk......      21

Item 4. Controls and Procedures.........................................      21

PART II. OTHER INFORMATION..............................................      22

Item 1. Legal proceedings...............................................      22

Item 4. Submission of Matters to a Vote of Security Holders.............      22

Item 5. Other Information...............................................      22

        (a)      Stockholder Proposals for the 2003 Annual Meeting
                  of Stockholders.......................................      22

        (b)      Risk Factors and Forward Looking Statements and
                  Cautionary Factors That May Affect Future Results.....      23

Item 6. Exhibits and Reports on Form 8-K................................      32

        (a) Exhibits....................................................      32

        (b) Reports on Form 8-K.........................................      32

Signatures..............................................................      33

Certifications..........................................................      34

Index to Exhibits.......................................................      36


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              DECODE GENETICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
               (in thousands, except share and per share amounts)
                                   Unaudited




                                                         FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                    ------------------------------      -------------------------------
                                                        2002              2001              2002               2001
                                                    ------------      ------------      -------------      ------------
REVENUE...........................................  $      8,982      $      8,146      $      23,682      $     19,377

OPERATING EXPENSES
  Research and development, including cost of
    revenue ......................................        24,002            17,126             66,884            50,498
  Selling, general and administrative ............         5,607             2,831             13,985             9,562
  Impairment, employee termination benefits and
    other charges.................................        64,790                 0             64,790                 0
                                                    ------------      ------------      -------------      ------------
          Total operating expense.................        94,399            19,957            145,659            60,060
                                                    ------------      ------------      -------------      ------------
Operating loss....................................       (85,417)          (11,811)          (121,977)          (40,683)
Interest income...................................           711             1,513              2,269             6,037
Interest expense..................................          (589)             (101)            (2,199)             (284)
Other non-operating income and (expense), net.....          (144)             (333)               560            (1,005)
                                                    ------------      ------------      -------------      ------------
Net loss before cumulative effect of change
   in accounting principle........................       (85,439)          (10,732)          (121,347)          (35,935)
Cumulative effect of change in milestone
   revenue recognition method.....................             0                 0                333                 0
                                                    ------------      ------------      -------------      ------------
Net Loss..........................................  $    (85,439)     $    (10,732)     $    (121,014)     $    (35,935)
                                                    ============      ============      =============      ============

Basic and diluted net loss per share:

  Net loss before cumulative effect of change
     in accounting principle......................  $      (1.68)     $      (0.26)     $       (2.51)     $      (0.87)
  Cumulative effect of change in milestone
     revenue recognition method...................            --                --               0.01                --
  Net Loss........................................         (1.68)            (0.26)             (2.50)            (0.87)

Shares used in computing basic and
     diluted net loss per share...................    50,958,332        41,813,549         48,425,673        41,504,354

Pro forma amounts assuming new milestone revenue recognition method is applied retroactively:

     Revenue......................................                    $      7,292                         $     17,460
     Net Loss.....................................                         (11,586)                             (37,852)
     Basic and diluted net loss per share.........                           (0.28)                               (0.91)


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DECODE GENETICS, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)
                      (in thousands, except share amounts)
                                    Unaudited




                                                      SEPTEMBER 30,      DECEMBER 31,
                                                          2002               2001
                                                      -------------      -------------
ASSETS
Current assets:
  Cash and cash equivalents.........................  $      98,913      $     153,061
  Restricted cash...................................              0             14,000
  Receivables.......................................          8,716              9,525
  Assets held for sale..............................          2,703                  0
  Other current assets..............................         12,038              9,748
                                                      -------------      -------------
          Total current assets......................        122,370            186,334
Restricted cash.....................................          6,000                  0
Property and equipment, net.........................         85,386             61,208
Goodwill............................................          8,863                  0
Other long-term assets and deferred charges.........         13,541              2,358
                                                      -------------      -------------
          Total assets..............................  $     236,160      $     249,900
                                                      =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............  $      20,183      $      21,165
Current portion of capital lease obligations
    and long-term debt..............................          7,450              7,427
  Deferred research revenue.........................          7,239              6,147
                                                      -------------      -------------
          Total current liabilities.................         34,872             34,739
Capital lease obligations and long-term
  debt, net of current portion......................         51,949             38,851
Deferred research revenue...........................         13,850              5,150
Other long-term liabilities.........................              7                427

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none...................              0                  0
  Common stock, $0.001 par value;
     Authorized: 100,000,000 shares;
     Issued: 53,657,056 and 45,328,227 shares
     at September 30, 2002 and December 31, 2001,
     respectively;
     Outstanding: 53,538,399 and 45,257,386
     shares at September 30, 2002 and
     December 31, 2001, respectively................             54                 45
  Additional paid-in capital........................        431,330            351,960
  Notes receivable..................................         (7,708)           (10,788)
  Deferred compensation.............................         (3,114)            (6,174)
  Accumulated deficit...............................       (284,215)          (163,201)
  Accumulated other comprehensive income (loss).....             (2)                53
  Treasury stock, 118,657 and 70,841 shares
     stated at cost at September 30, 2002 and
     December 31, 2001, respectively................           (863)            (1,162)
                                                      -------------      -------------
          Total stockholders' equity................        135,482            170,733
                                                      -------------      -------------
          Total liabilities, and
             stockholders' equity...................  $     236,160      $     249,900
                                                      =============      =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                              DECODE GENETICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
                      (in thousands, except share amounts)
                                    Unaudited




                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------
                                                           2002                 2001
                                                      -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................    $    (121,014)       $     (35,935)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization..................           10,111                7,326
   Purchased in-process research and development..              480                    0
   Equity in net loss of affiliate................              200                  295
   Amortization of deferred stock compensation....            2,489                3,515
   Other stock-based remuneration and
      stock contributions.........................                0                   53
   Loss on disposal of equipment..................              399                  787
   Impairment of property, equipment and
     intangibles..................................            7,474                    0
   Impairment of goodwill.........................           53,400                    0
   Charges for write-down of obsolete and excess
     materials and supplies.......................            2,709                  498
   Litigation settlement..........................                0                1,293
   Unrealized gain on derivative financial
     instruments..................................           (1,576)                   0
   Other..........................................              149                    0
Changes in operating assets and liabilities
  net of effect of acquisition:
  Receivables and other current assets............            5,364                  719
  Accounts payable and accrued expenses...........           (5,540)               3,876
  Deferred research revenue.......................            3,964                6,005
  Other...........................................           (1,031)                (602)
                                                      -------------        -------------
     Net cash used in operating activities........          (42,422)             (12,170)
                                                      -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment.............          (14,065)             (37,159)
   Transaction costs of MediChem acquisition,
     net of cash acquired.........................             (571)                   0
                                                      -------------        -------------
     Net cash used in investing activities........          (14,636)             (37,159)
                                                      -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from building financings...............           18,695                    0
  Repayment of mortgage on Woodridge, IL discovery
     center.......................................          (11,879)                   0
  Issuance of common stock........................               12                    0
  Repayment of notes receivable for common stock..              193                  331
  Installment payments on capital lease
    obligations...................................           (4,111)              (1,304)
                                                      -------------        -------------
     Net cash provided by (used in)
       financing activities.......................            2,910                 (973)
                                                      -------------        -------------
Net decrease in cash..............................          (54,148)             (50,302)
Cash and cash equivalents at beginning of period..          153,061              194,145
                                                      -------------        -------------
Cash and cash equivalents at end of period........    $      98,913        $     143,843
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



The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements with the exception of the change in accounting principle relating to deCODE's method of milestone revenue recognition. (see REVENUE RECOGNITION AND DEFERRED REVENUE) and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.



RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

deCODE has restated its consolidated financial statements for the three and nine-month periods ended September 30, 2002. The principal adjustments are discussed below.

Revenue Matters. In the fourth quarter of 2002, deCODE terminated and entered into a related settlement agreement with Applied Biosystems Group (ABG) in connection with two agreements between the parties that had been in place since July 2001. In connection with this termination, deCODE reassessed its previously reported accounting for its the Joint Development and Commercialization Agreement (the Agreement) with ABG to develop genotypic analysis products and has determined that revenue related to ABG's payment obligation and deCODE's development costs associated with the Agreement should be deferred until the development efforts are completed or the Agreement is terminated, if earlier. This resulted in a reduction of revenues of $5.4 million and $8.2 million and costs of $0.3 and $0.5 million previously reported in 2001 and in the nine-months ended September 30, 2002, respectively. The resulting deferred revenue and costs of $6.3 million and $0.8 million at September 30, 2002, respectively, were recognized in the fourth quarter of 2002 when the parties reached agreement as to termination. deCODE's previous accounting for the Agreement was to record revenue according to a percentage of completion model, where revenues were recognized on the basis of the estimated percentage of work completed in a given reporting period as compared to the total estimated work required under the Agreement. Contract costs were previously expensed as incurred.

At the same time, deCODE reached agreement with ABG as to the termination of its Reagent Supply Agreement which required deCODE to make certain minimum purchases on a quarterly basis. Settlement of the Reagent Supply Agreement had no impact on deCODE's consolidated financial results.

deCODE has adjusted its September 30, 2002 balance sheet to reverse $2.0 million in unbilled receivables and an equal amount of deferred revenue. The previous unbilled amounts will be invoiced in future years in accordance with the contractual payment terms of the related collaboration agreement with one of deCODE's customers. The restatement had no impact on deCODE's consolidated statements of operations.

Results Per Share. deCODE has restated its basic and diluted net loss per share for the three and nine-month periods ended September 30, 2002 to correct its treatment of restricted shares that have an associated outstanding non-recourse promissory notes. These shares were previously included in the determination of weighted shares outstanding for purposes of calculating basic and diluted loss per share to the extent they were vested. To the extent a promissory note received upon issuance of restricted shares is outstanding, the shares are excluded from weighted average shares outstanding. The impact of excluding all relevant restricted shares reduces the number of weighted shares outstanding and therefore increases the loss per share.

Other. deCODE has corrected its accounting for swaps and certain other minor items, the impact of which is an decrease of $0.3 million and $0.4 million in net loss for the three and nine-month periods ended September 30, 2002, respectively.

The following table presents the impact of the restatements on a condensed basis (in thousands, except share and per share amounts):

                                                                                      AS PREVIOUSLY
                                                                                           REPORTED     ADJUSTMENT    AS RESTATED
                                                                                      -------------     ----------    -----------
Consolidated Statement of Operations Data - For the Three-Months Ended September 30, 2002

Revenue                                                                                      $8,982                        $8,982
Operating expenses                                                                           94,182           $217         94,399
Operating loss                                                                               85,200            217         85,417
Net loss                                                                                     85,694          (255)         85,439

Basic and diluted net loss per share                                                           1.61           0.07           1.68
Shares used in computing basic and diluted net loss per share                            53,184,256     (2,225,924)    50,958,332

Consolidated Statement of Operations Data - For the Nine-Months Ended September 30, 2002

Revenue                                                                                     $31,878        $(8,196)       $23,682
Operating expenses                                                                          144,762            897        145,659
Operating loss                                                                              112,884          9,093        121,977
Net loss                                                                                    113,720          7,294        121,014

Basic and diluted net loss per share                                                           2.24           0.26           2.50
Shares used in computing basic and diluted net loss per share                            50,754,846     (2,329,173)    48,425,673

Consolidated balance sheet - as of September 30, 2002

Total current assets                                                                       $132,136       $(9,766)       $122,370
Total assets                                                                                239,725        (3,565)        236,160
Total current liabilities                                                                    34,341           531          34,872
Stockholders' equity                                                                        147,384       (11,902)        135,482
Total liabilities and stockholders' equity                                                  239,725        (3,565)        236,160


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


The cumulative effect of the change in accounting principle on prior years results $333 is included in income in the nine month period ended September 30, 2002. Had the retrospective basis of milestone revenue recognition been continued for the nine month period ended September 30, 2002, revenue, net loss and basic and diluted net loss per share would have been $24.0 million, $(121.0) million and $(2.50), respectively.



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


                                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                ------------------------------      ------------------------------
                                    2002              2001              2002              2001
                                ------------      ------------      ------------      ------------
                                                          (in thousands)
Revenue recorded during
   the period................   $     16,975      $      8,964      $     32,980      $     25,382
Revenue recognized during
   the period................         (8,982)           (8,146)          (23,682)          (19,377)
Deferred revenue recorded
   on acquisition of
   MediChem..................              0                 0               827                 0
Cumulative effect of change
   in milestone revenue
   recognition policy........              0                 0              (333)                0
                                ------------      ------------      ------------      ------------
                                       7,993               818             9,792             6,005
Deferred revenue at
   beginning of period.......         13,096             9,592            11,297             4,405
                                ------------      ------------      ------------      ------------
Deferred revenue at
   end of period.............   $     21,089      $     10,410      $     21,089      $     10,410
                                ============      ============      ============      ============

Revenue for the nine-month period ended September 30, 2002 includes $98 in services provided to Prokaria, a related party.

Roche accounted for 45% and 95% of consolidated revenue in the three-month periods ended September 30, 2002 and 2001, respectively, and 51% and 97% of consolidated revenue in the nine-month periods ended September 30, 2002 and 2001, respectively.

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

                                        FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                       -----------------------    -----------------------
                                          2002         2001          2002         2001
                                       ----------   ----------    ----------   ----------
                                                        (in thousands)
Research and development expense.....  $      498   $      898    $    1,687   $    2,493
Selling, general and administrative
   expense...........................         233          265           802        1,022
                                       ----------   ----------    ----------   ----------
          Total......................  $      731   $    1,163    $    2,489   $    3,515
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


In August 2002, deCODE adopted the deCODE genetics, Inc. 2002 Equity Incentive Plan (the "2002 Plan"). A total of 3,000,000 shares of common stock are reserved for grants under the terms of the 2002 Plan. The 2002 Plan provides for grants of stock options to employees, members of the Board of Directors, and consultants who are not employees. As of September 30, 2002, 3,000,000 options to purchase shares of common stock were available for grant under the 2002 Plan.


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


                                                        SEPTEMBER 30,     SEPTEMBER 30,
                                                            2002              2001
                                                        ------------      ------------
                                                          (SHARES)          (SHARES)
Warrants to purchase shares of common stock..........     1,851,300         1,167,500
Options to purchase shares of common stock...........     2,580,662         1,501,312
Restricted shares with an associated outstanding
  non-recourse promissory note.......................     2,972,625         3,225,910


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


                                      FOR THE THREE MONTHS                   FOR THE NINE MONTHS
                                       ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                 ------------------------------      -------------------------------
                                     2002              2001               2002              2001
                                 ------------      ------------      -------------      ------------
                                                          (in thousands)
Net loss.....................    $    (85,439)     $    (10,732)     $    (121,014)     $    (35,935)
Other comprehensive income
   (loss):
      Foreign currency
         translation.........               0              (144)               (54)               40
                                 ------------      ------------      -------------      ------------
Total comprehensive income
   (loss)....................    $    (85,439)     $    (10,876)     $    (121,068)     $    (35,895)
                                 ============      ============      =============      ============


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

                                                             (in millions)
Net tangible assets acquired...............................      $17.0
In-process research and development........................        0.5
Identifiable intangible assets.............................        6.1
Goodwill...................................................       62.3
                                                                 -----
                                                                 $85.9
                                                                 =====


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

                                                               FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                      -------------------------------------
                                                        2002                        2001
                                                      ---------                   ---------
                                                     (in millions, except per share amounts)
Total revenues .................................      $    27.8                   $    34.9
Net loss .......................................         (125.4)                      (83.8)
Basic and diluted net loss per share ...........          (2.47)                      (1.68)


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

                                                  (in thousands)
Employee termination benefits...................  $        2,158
Impairment of goodwill..........................          53,400
Impairment of property and intangible asset.....           2,715
Write-down of assets held for sale..............           2,706
Write-down of equipment.........................           2,053
Obsolete and excess materials and supplies......           1,758
                                                  --------------
                                                  $       64,790
                                                  ==============

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


In September 2002, deCODE committed to a plan to sell its Woodridge Discovery Center and an agent was engaged and has initiated an active marketing program to locate a buyer/investor in a sale and leaseback transaction. The sale and leaseback transaction is expected to be completed by the early part of 2003. Taking into account the estimated selling price of the building deCODE recorded an impairment charge in the three and nine-month periods ended September 30, 2002 amounting to $2.1 million. In addition, certain intangible assets amounting to $0.6 million were determined to be impaired utilizing a discounted cashflow methodology to estimate fair value.


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

Ongoing process automation and increased productivity in the core genetics operations in Reykjavik and changes in some of deCODE's target research programs have affected deCODE's planned volume and timing of usage of its materials and supplies. In this connection, management has recorded an additional provision for excess and obsolete materials and supplies in the three and nine-month periods ended September 30, 2002.


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

DERIVATIVE FINANCIAL INSTRUMENTS

During the normal course of business, deCODE is exposed to foreign currency risk and interest rate risk. These risks can create volatility in earnings and cash flows from period to period. deCODE's objective is to reduce volatility of earnings and cash flows associated with market risks. Derivative instruments held by the Company are used for hedging and non-speculative purposes. As of September 30, 2002, deCODE had entered into two cross-currency swaps for purposes of managing certain of these risks.

deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a combined notional amount of 2,100 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt. (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets ($5,403) as of December 31, 2002. The resulting unrealized gain for the three and nine month period ending September 30, 2002 are $249 and $1,576, respectively, are included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

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


We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. We incurred a net loss of $121.0 million for the nine-months ended September 30, 2002, including $65 million of employee termination, impairment and other costs, and have an accumulated deficit of $284.2 million at September 30, 2002. On the basis of our current range of activities, and following the implementation in September of a plan to reduce headcount and maximize the use of automation in our core genetics operations, we anticipate that we will be able to achieve positive cashflow from operations by the end of 2003. At the same time, we believe that the initiation of possible substantial new activities within this timeframe, such as clinical trials of a drug against one of our proprietary targets, would require additional expenditures that could delay for some time our achievement of positive cashflow from operations. We anticipate incurring additional net losses at least into the medium term, due to, among other factors, depreciation and amortization, as well stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.


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


RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements for the three and nine-month periods ended September 30, 2002. The principal adjustments are discussed below.

Revenue Matters. In the fourth quarter of 2002, we terminated and entered into a related settlement agreement with Applied Biosystems Group (ABG) in connection with two agreements between the parties that had been in place since July
2001. In connection with this termination, we reassessed our previously reported accounting for our Joint Development and Commercialization Agreement (the Agreement) with ABG to develop genotypic analysis products and have determined that revenue related to ABG's payment obligation and our development costs associated with the Agreement should be deferred until the development efforts are completed or the Agreement is terminated, if earlier. This resulted in a reduction of revenues of $5.4 million and $8.2 million and costs of $0.3 and $0.5 million previously reported in 2001 and in the nine-months ended September 30, 2002, respectively. The resulting deferred revenue and costs of $6.3 million and $0.8 million at September 30, 2002, respectively, were recognized in the fourth quarter of 2002 when the parties reached agreement as to termination. Our previous accounting for the Agreement was to record revenue according to a percentage of completion model, where revenues were recognized on the basis of the estimated percentage of work completed in a given reporting period as compared to the total estimated work required under the Agreement. Contract costs were previously expensed as incurred.

At the same time, we reached agreement with ABG as to the termination of our Reagent Supply Agreement which required us to make certain minimum purchases on a quarterly basis. Settlement of the Reagent Supply Agreement had no impact on our consolidated financial results.

We have adjusted our September 30, 2002 balance sheet to reverse $2.0 million in unbilled receivables and an equal amount of deferred revenue. The previous unbilled amounts will be invoiced in future years in accordance with the contractual payment terms of the related collaboration agreement with one of our customers. The restatement had no impact on our consolidated statements of operations.

Results Per Share. We have restated our basic and diluted net loss per share for the three and nine-month periods ended September 30, 2002 to correct our treatment of restricted shares that have an associated outstanding non-recourse promissory notes. These shares were previously included in the determination of weighted shares outstanding for purposes of calculating basic and diluted loss per share to the extent they were vested. To the extent a promissory note received upon issuance of restricted shares is outstanding, the shares are excluded from weighted average shares outstanding. The impact of excluding all relevant restricted shares reduces the number of weighted shares outstanding and therefore increases the loss per share.

Other. We have corrected our accounting for swaps and certain other minor items, the impact of which is an increase of $0.3 million and $0.4 million in net loss for the three and nine-month periods ended September 30, 2002, respectively.

The following table presents the impact of the restatements on a condensed basis (in thousands, except share and per share amounts):

                                                                                       AS PREVIOUSLY
                                                                                            REPORTED      ADJUSTMENT   AS RESTATED
                                                                                      --------------      ----------   -----------
Consolidated Statement of Operations Data - For the Three-Months Ended September 30, 2002

Revenue                                                                                       $8,982                        $8,982
Operating expenses                                                                            94,182            $217        94,399
Operating loss                                                                                85,200             217        85,417
Net loss                                                                                      85,694            (255)       85,439

Basic and diluted net loss per share                                                            1.61            0.07          1.68
Shares used in computing basic and diluted net loss per share                             53,184,256      (2,225,924)   50,958,332

Consolidated Statement of Operations Data - For the Nine-Months Ended September 30, 2002

Revenue                                                                                      $31,878        $ (8,196)      $23,682
Operating expenses                                                                           144,762             897       145,659
Operating loss                                                                               112,884           9,093       121,977
Net loss                                                                                     113,720           7,294       121,014

Basic and diluted net loss per share                                                            2.24            0.26          2.50
Shares used in computing basic and diluted net loss per share                             50,754,846      (2,329,173)   48,425,673

Consolidated balance sheet - as of September 30, 2002

Total current assets                                                                        $132,136        $ (9,766)     $122,370
Total assets                                                                                 239,725          (3,565)      236,160
Total current liabilities                                                                     34,341             531        34,872
Stockholders' equity                                                                         147,384         (11,902)      135,482
Total liabilities and stockholders' equity                                                   239,725          (3,565)      236,160


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


We have recorded the transaction as a purchase for accounting purposes and have allocated the purchase price, based upon independent valuations, to the assets purchased and liabilities assumed based upon their respective estimated fair values. Identifiable intangible assets include developed technology, patents, customer and other contracts and agreements that have estimated useful lives ranging from three to ten years. In the first quarter 2002 we recorded a charge to earnings for acquired in-process research and development amounting $0.5 million. In addition, amortization charges for other identifiable intangibles recorded in the MediChem acquisition will amount to approximately $1.2 million annually. Under SFAS No. 142, resulting goodwill ($62.3 million) will not be amortized but is subject to annual impairment testing (refer below).


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



                                                             FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                     ------------------------------------
                                                        2002                      2001
                                                     ----------                ----------
                                                    (in millions, except per share amounts)
Total revenues...................................    $     27.8                $     34.9
Net loss.........................................        (125.4)                    (83.8)
Basic and diluted net loss per share.............         (2.47)                    (1.68)

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


The cumulative effect of the change in accounting principle on prior years results $333 is included in income in the nine-month period ended September 30, 2002. Had the retrospective basis of milestone revenue recognition been continued for the nine-month period ended September 30, 2002, revenue, net loss and basic and diluted net loss per share would have been $24.0 million, $(121.0) million and $(2.50), respectively.


The following is a summary of deferred revenue:

                                     FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                ------------------------------      ------------------------------
                                    2002              2001              2002              2001
                                ------------      ------------      ------------      ------------
                                                          (in thousands)
Revenue recorded during
   the period................   $     16,975      $      8,964      $     32,980      $     25,382
Revenue recognized during
   the period...............          (8,982)           (8,146)          (23,682)          (19,377)
Deferred revenue recorded
   on acquisition of
   MediChem..................              0                 0               827                 0
Cumulative effect of change
   in milestone revenue
   recognition policy........              0                 0              (333)                0
                                ------------      ------------      ------------      ------------
                                       7,993               818             9,792             6,005
Deferred revenue at
   beginning of period.......         13,096             9,592            11,297             4,405
                                ------------      ------------      ------------      ------------
Deferred revenue at
   end of period.............   $     21,089      $     10,410      $     21,089      $     10,410
                                ============      ============      ============      ============

Our revenues increased to $8,982 for the three-month period ended September 30, 2002 as compared to $8,146 for the three-month period ended September 30, 2001, an increase of 10%. Our revenues increased to $23,682 for the nine-month period ended September 30, 2002 as compared to $19,377 for the nine-month period ended September 30, 2001, an increase of 22%. The increase in the 2002 periods as compared to the same periods in 2001 is attributable to the addition of deCODE's recently acquired pharmaceuticals and biostructures groups offset by the recognition of revenue from milestone achievements under the 1998 research collaboration with Roche during the 2001 periods that did not recur in 2002. We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between quarters.



At September 30, 2002, the total amount of deferred research revenue that will be recognized in future periods aggregated $21,089. Revenues recorded increased to $16,975 for the three-month period ended September 30, 2002 as compared to $8,964 for the three-month period ended September 30, 2001 and increased to $32,980 for the nine-month period ended September 30, 2002 as compared to $25,382 for the nine-month period ended September 30, 2001. We recorded significant revenues in the three and nine-month periods ended September 30, 2001 principally as a result of the then new diagnostics collaboration with Roche and also milestone achievements under our 1998 research collaboration with Roche. Revenue recorded in the three and nine-month periods ended September 30, 2002 notably include access fees and research funding under the alliance with Merck, as well as access fees and research funding under the therapeutics and diagnostics collaborations with Roche and the revenues recorded by our recently acquired pharmaceuticals and biostructures groups.



Research and Development Expenses, including Cost of Revenue. Our research and development expenses increased to $24,002 for the three-month period ended September 30, 2002 as compared to $17,126 for the three-month period ended September 30, 2001, an increase of 40%. Our research and development expenses increased to $66,884 for the nine-month period ended September 30, 2002 as compared to $50,498 for the nine-month period ended September 30, 2001, an increase of 32%. The change period-to-period reflects spending related to the range of our disease-gene research programs and the initiation of downstream work on targets already identified as well as the addition of our newly-acquired pharmaceutical and biostructures groups from March 2002.


Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased to $5,607 for the three-month period ended September 30, 2002 as compared to $2,831 for the three-month period ended September 30, 2001, an increase of 98%. Our selling, general and administrative expenses increased to $13,985 for the nine-month period ended September 30, 2002 as compared to $9,562 for the nine-month period ended September 30, 2001, an increase of 46%. The change period-to-period is largely attributable to the addition of selling, general and administrative costs of our pharmaceutical and biostructures groups offset somewhat by a one-time litigation settlement for the three and nine-month periods ended September 30, 2001. Without regard to the additional costs attributed to our pharmaceutical and biostructures groups in the three and nine-month periods ended September 30, 2002 and to the litigation settlement during the nine-month period ended September 30, 2001, our general and administrative expenses increased 26% and 17% in the three and nine-month periods ended September 30, 2002, respectively as compared to those same periods in 2001 largely as a result of expanded sales efforts across our businesses and contractor services.

Stock-Based Compensation and Remuneration. Stock-based compensation and remuneration expense was $731 for the three-month period ended September 30, 2002 as compared to $1,163 for the three-month period ended September 30, 2001, a decrease of 37%. Stock-based compensation and remuneration expense was $2,489 for the nine-month period ended September 30, 2002 as compared to $3,515 for the nine-month period ended September 30, 2001, a decrease of 29%. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

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



                                             (in thousands)
Employee termination benefits..................  $ 2,158
Impairment of goodwill.........................   53,400
Impairment of property and intangible asset....    2,715
Write-down of assets held for sale.............    2,706
Write-down of equipment........................    2,053
Obsolete and excess materials and supplies.....    1,758
                                                 -------
                                                 $64,790
                                                 =======


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


In September 2002, we committed to a plan to sell our Woodridge Discovery Center and an agent was engaged and has initiated an active marketing program to locate a buyer/investor in a sale and leaseback transaction. The sale and leaseback transaction is expected to be completed by the early part of 2003. Taking into account the estimated selling price of the building we recorded an impairment charge in the three and nine-month periods ended September 30, 2002 amounting to $2.1 million. In addition, certain intangible assets amounting to $0.6 million were determined to be impaired utilizing a discounted cashflow methodology to estimate fair value.


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


Ongoing process automation and increased productivity in the core genetics operations in Reykjavik and changes in some of our target research programs have affected our planned volume and timing of usage of its materials and supplies. In this connection, we have recorded an additional provision for excess and obsolete materials and supplies in the three and nine-month periods ended September 30, 2002.


Additionally, in September 2002 we wrote-down the value of certain laboratory equipment no longer in use.

Interest Income. Our interest income was $711 for the three-month period ended September 30, 2002 as compared to $1,513 for the three-month period ended September 30, 2001, a decrease of 53%. Our interest income was $2,269 for the nine-month period ended September 30, 2002 as compared to $6,037 for the nine-month period ended September 30, 2001, a decrease of 62%. In general, the decreased returns are attributable to the decline of prevailing interest rates but also from an overall decrease in the amount of our cash.

Interest Expense. Our interest expense was $589 for the three-month period ended September 30, 2002 as compared to $101 for the three-month period ended September 30, 2001. Our interest expense was $2,199 for the nine-month period ended September 30, 2002 as compared to $284 for the nine-month period ended September 30, 2001. The increases in interest expense reflect the cost of financings put into place during the late part of 2001 and early part of 2002.


Other non-operating income and (expense), net. Our other non-operating income and (expense), net was $(144) for the three-month period ended September 30, 2002 as compared to $(333) for the three-month period ended September 30, 2001, and was $560 for the nine-month period ended September 30, 2002 as compared to $(1,005) for the nine-month period ended September 30, 2001. Our other non-operating income and (expense), net is principally comprised of our share in the earnings (losses) of eMR, foreign exchange differences and unrealized swap gains and losses. The weakening of the U.S. dollar vis-a-vis the Icelandic krona during 2002 has been significant and these currency fluctuations may continue to adversely affect our financial results.



Income Taxes. As of September 30, 2002, we had an accumulated deficit of $284.2 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three and nine-month periods ended September 30, 2002 or 2001. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2001, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $4.1 million to offset future taxable income in the United States that expire at various dates through 2021. Also, as of December 31, 2001 our foreign subsidiaries had net operating loss carryforwards of approximately $21.4 million that expire in varying amounts beginning in 2004.



Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $85,439 and $1.68 for the three-months ended September 30, 2002, respectively, as compared to $10,732 and $0.26 for the three-months ended September 30, 2001, respectively. Net loss and basic and diluted net loss per share were $121,014 and $2.50 for the nine-months ended September 30, 2002, respectively, as compared to $35,935 and $0.87 for the nine-months ended September 30, 2001, respectively. The increases in net loss and basic and diluted net loss per share are primarily attributable to the impairment, employee termination benefits and other charges recorded in the three and nine-month periods ended September 30, 2002 offset in part by the higher average number of shares outstanding for the 2002 periods. The difference in the average number of shares outstanding is the result of our acquisition of MediChem in March 2002.



Pro Forma Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $85,439 and $1.68, respectively, for the three months ended September 30, 2002 as compared to pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively of $11,586 and $0.28, respectively, for the three-months ended September 30, 2001. Net loss and basic and diluted net loss per share were $121,014 and $2.50, respectively, for the nine-months ended September 30, 2002, as compared to pro forma net loss and basic and diluted net loss per share calculated assuming our new milestone revenue recognition method is applied retroactively of $37,852 and $0.86, respectively, for the nine-months ended September 30, 2001.


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


Operating Activities. Working capital sources provided $2.8 million of funds in the nine-month period ended September 30, 2002 as compared to $10.0 million that was provided by working capital sources in the nine-month period ended September 30, 2001. On account of this and significant non-cash impairment and other charges in the nine-month period ended September 30, 2002, although net loss increased $85.1 million for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001, net cash used in operating activities increased $30.3 million in the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001. Notably, in the nine-month period ended September 30, 2002 we made significant payments to our vendors and particularly to ABG for reagents, other supplies and DNA analyzers. In addition, and as more fully discussed above, we have particularly continued to make significant investments in our disease-gene research programs and have taken on the costs of downstream work on targets already identified as well as have expanded our sales efforts across our businesses. On the basis of our current range of activities, and following the implementation in September of a plan to reduce headcount and maximize the use of automation in our core genetics operations, we anticipate that we will be able to achieve positive cashflow from operations by the end of 2003. At the same time, we believe that the initiation of possible substantial new activities within this timeframe, such as clinical trials of a drug against one of our proprietary targets, would require additional expenditures that could delay for some time our achievement of positive cashflow from operations.


Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the nine-month period ended September 30, 2002 were $14,065 as compared to $37,159 in the nine-month period ended September 30, 2001. Notably, during the nine-month period ended September 30, 2002 we expended $5.7 million in respect of the new building to house our operations in the University District of Reykjavik and purchased new DNA analyzers under our supply agreement with

ABG in the total amount of $2.8 million. During the nine-month period ended September 30, 2001 we expended $15.2 million in respect of our new headquarters building and we paid $13.1 million for DNA analyzers acquired late in 2000. Cash acquired in the purchase of MediChem was $3.3 million and we paid $3.9 million of transaction costs, resulting in a net cash outlay for the nine-month period ended September 30, 2002 in connection with the acquisition of $571. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.


Financing Activities. Net cash of $2,910 was provided in financing activities in the nine-month period ended September 30, 2002 as compared to $973 used in the nine-month period ended September 30, 2001. $14 million of cash that was restricted as of December 31, 2001 was provided in the nine-month period ended September 30, 2002 in the final financing (Tiers C and D) of our new headquarters facility. In addition, we repaid the existing mortgage on our Woodridge, IL discovery center ($11.9 million) and re-financed the property in June 2002, resulting in proceeds of $5.8 million. Installment payments on capital lease obligations have increased with new financings that were put into place during 2001. Total capital lease payments were $4,111 for the nine-month period ended September 30, 2002 as compared to $1,304 for the same period in 2001. We expect to continue to finance future property and equipment purchases through similar such leasing arrangements.



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

In June 2002, we executed a mortgage with a financial institution for our Woodridge, IL discovery center. The debt carries an interest rate of three-month LIBOR + 1.75%, matures in 2007 and is collateralized by restricted cash reserves totaling $6.0 million

General. Following the implementation in September of a plan to reduce headcount and maximize the use of automation in our core genetics operations and based upon current plans, we believe that our existing resources will be adequate to satisfy our capital needs for several years. Our cash requirements depend on numerous factors, including our ability to obtain new research collaboration agreements, to obtain subscription and collaboration agreements for the database services; to obtain and maintain contract service agreements in our chemistry services and clinical research trials groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that our sequencing and genotyping operations remain competitive; and capital expenditures required to expand our facilities. Changes in our research and development plans, the entry into clinical trials of a drug based on our discoveries, or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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


deCODE incurred a net loss of $121.0 million for the nine-months ended September 30, 2002, including $65 million of employee termination, impairment and other costs, and has an accumulated deficit of $284.2 million at September 30, 2002. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, Merck and other collaborations, and from contract services and interest revenues. deCODE must continue to make substantial expenditures over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner Service, the Icelandic Health Sector Database and other informatics. The integration of MediChem has and will continue to impact deCODE's results of operations and financial position. With MediChem, deCODE's revenues have and will increase but operating expenses and, at least for the near term, likely net losses will also increase. In addition, deCODE expects to continue to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact deCODE's results of operations and financial condition is largely dependant upon the extent to which MediChem's capacity is brought to bear on deCODE's in-house programs and how much of their existing contract services business is maintained and developed. . As a result, deCODE expects to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.


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

BECAUSE REVENUES ARE CONCENTRATED, THE LOSS OF A SIGNIFICANT CUSTOMER WOULD HARM DECODE'S BUSINESS.


Historically, a substantial portion of deCODE's revenue has been derived from contracts with a limited number of significant customers. deCODE's largest customer, Roche, accounted for approximately 96% of its consolidated revenue in 2001 and Roche accounted for 51% of consolidated revenue in the nine-month period ended September 30, 2002. The loss of any significant customer would significantly lower deCODE's revenues and affect deCODE's progression to profitability.


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

3.2      Certificate of Amendment to Amended and Restated Certificate of
         Incorporation dated August 30, 2002 (Previously filed)

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


* Confidential treatment has been granted for a portion of this Exhibit.


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

1. I have reviewed this quarterly report on Form 10-Q/A of deCODE genetics, Inc.;

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




DATED APRIL 15, 2003

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




DATED APRIL 15, 2003

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

3.2      Certificate of Amendment to Amended and Restated Certificate of
         Incorporation dated August 30, 2002 (Previously filed)

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


* Confidential treatment has been granted for a portion of this Exhibit.