Form 10-K/A
period 2002-12-31
DECODE GENETICS INC
filed 2003-04-30
CIK 1022974

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

MARK ONE
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                               STURLUGATA 8, IS-101 REYKJAVIK, ICELAND
                               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the common stock ($4.68 per share), as of June 28, 2002, was $217,747,123.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 1, 2003.

                      CLASS                                          NUMBER OF SHARES
                      -----                                          ----------------
          Common Stock, $.001 par value                                 53,566,682

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     deCODE genetics, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 15, 2003, for the sole purpose of adding Items 10-13 of Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Our certificate of incorporation requires that the Board of Directors be divided into three classes. The members of each class of directors are to serve for staggered three-year terms. Class I consists of Sir John Vane, whose term will expire at the Annual Meeting of Stockholders in 2005. Class II consists of Jean-Francois Formela and Andre Lamotte, whose terms will expire at the Annual Meeting of Stockholders in 2003. Class III consists of Kari Stefansson and Terrance McGuire, whose terms will expire at the Annual Meeting of Stockholders in 2004. Each of the current directors holds office until the expiration of their respective terms and until their respective successors are elected and qualify, or until death, resignation or removal.

     The name and age of each of our current directors, as well as their respective positions and the period during which each such individual has served as a director, are set forth below. Additional biographical information concerning each of the directors follows the table.

NAME                                        AGE                   POSITION(S)                    SINCE
----                                        ---                   -----------                    -----
Kari Stefansson(1)........................  54    Director, Chairman of the Board, Chief         1996
                                                  Executive Officer and President
Terrance G. McGuire(1)(2)(3)..............  47    Director and Vice-Chairman                     1996
Jean-Francois Formela(2)(3)...............  46    Director                                       1996
Andre Lamotte.............................  54    Director                                       1996
Sir John Vane(2)..........................  76    Director                                       1997

---------------

(1) Member of Nominating Committee

(2) Member of Audit Committee

(3) Member of Compensation Committee

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

     Terrance G. McGuire has served as a director since August 1996 and as Vice-Chairman of the Board of Directors since April 2000. He currently serves as Chairman of three board committees: the Compensation Committee, the Audit Committee and the Nominating Committee. He previously served as our assistant secretary from January 1998 to October 2000. Since March 1996, he has been a Founding General Partner of Polaris Venture Partners. Since 1992, he has served as a general partner of Alta V Management Partners L.P., which is the general partner of Alta V Limited Partnership. He is a director of Acusphere, Inc., Microbia, Inc., MicroCHIPS, Remon Medical Technologies, Transform Pharmaceuticals, Inc. and Wrenchead.com, Inc. Mr. McGuire received his B.S. in Physics and Economics from Hobart College, his M.S. in Engineering from Dartmouth College and his M.B.A. from the Harvard Business School.

     Jean-Francois Formela, M.D. has served as a director since August 1996, and as a member of our Audit Committee since February 1998. Dr. Formela is a Senior Principal of Atlas Venture. Before joining Atlas Venture in 1993, Dr. Formela was Senior Director, Medical Marketing and Scientific Affairs at Schering-Plough in the U.S. where he also held biotechnology licensing and marketing responsibilities. Dr. Formela is a director of Exelixis, Inc., Nuvelo, Inc. and several private companies. Dr. Formela holds an M.D. from Paris University School of Medicine and an M.B.A. from Columbia Business School.

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

     Sir John Vane has served as a director since January 1997. In 1982, Sir John received the Nobel Prize in Physiology or Medicine for his work in prostaglandins and for discovering the mode of action of aspirin. As a consultant to Squibb, he initiated the program on inhibiting angiotensin-converting enzyme which led to the marketing of Captopril. During 12 years as Director of Research and Development at the Wellcome Foundation, he oversaw the development of Tracrium, Flolan, Zovirax and Lamictal. In 1986, he founded the William Harvey Research Institute and built the Institute to over 100 members, first as Chairman, then as Director General, and, since 1997, as Honorary President. Sir John graduated with a degree in Chemistry from Birmingham University, obtained a D.Phil and D.Sc in Pharmacology from Oxford University, and spent 20 years in academic research. Sir John acts as a consultant to, and board member of, several pharmaceutical and biopharmaceutical companies. Sir John also has served as a director of Vane Associates since 1997. He became a Fellow of the Royal Society in 1974, was knighted in 1984 and has received numerous other honorary fellowships and doctorates.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The name, age and position of each person who is currently serving as an executive officer (but not also as a director) is listed below, followed by summaries of their backgrounds and principal occupations. Executive officers are elected annually, and serve at the discretion of the Board of Directors.

NAME                                     AGE                       POSITION(S)
----                                     ---                       -----------
Hannes Smarason........................  35    Executive Vice President and Senior Business
                                               Officer
Lance Thibault.........................  36    Chief Financial Officer and Treasurer
Hakon Gudbjartsson.....................  37    Vice President, Informatics
Jeffrey Gulcher........................  43    Vice President, Research and Development
Mark Gurney............................  48    Vice President, Drug Development
Michael Young..........................  51    Vice President, Business Development

     Hannes Smarason has served as our Executive Vice President and Senior Business Officer (formerly Senior Business and Finance Officer) since March 2000. From March 1999 to March 2000, he served as our Senior Vice President, Chief Business Officer and Treasurer, and, from January 1997 to March 1999, he served as our Chief Financial Officer and Vice President, Business Development. Before joining us, he worked with McKinsey & Co. in Boston from 1992 through December 1996 as a consultant. Mr. Smarason received his B.S. in Mechanical Engineering and Management from the Massachusetts Institute of Technology and his M.B.A. from the Massachusetts Institute of Technology Sloan School of Management.

     Lance Thibault joined deCODE in February 2001 and was named Chief Financial Officer and Treasurer in June 2001. Before joining us, he was a Director with the Global Capital Markets practice of PricewaterhouseCoopers in London, England. Mr. Thibault received a B.S. in Accountancy from Bentley College in 1988 and is a CPA.

     Hakon Gudbjartsson, Ph.D. has served as our Vice President, Informatics since March 2000. In 1996, Dr. Gudbjartsson joined us to direct our Department of Informatics. Dr. Gudbjartsson received his B.Sc. in electrical engineering in 1990 and his M.Sc. in electrical engineering and computer science in 1992 from the

University of Iceland. In 1996, he received his Ph.D. from the Massachusetts Institute of Technology and performed post-doctoral research concerning magnetic resonance imaging at Brigham and Woman's Hospital in Boston until he joined us.

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

     Mark Gurney, Ph.D. has served as our Vice President, Drug Development since August 2002. He joined us in August 2000 and was elected our Vice President, Pharmaceutical Discovery in October 2000. He was formerly Director, Genomics Research at Pharmacia Corporation. Prior to his positions at Pharmacia, Dr. Gurney held academic appointments in the Department of Pharmacological and Physiological Sciences at the University of Chicago and in the Department of Cell, Molecular and Structural Biology at the Northwestern University Medical School. He received his B.A. in Biology from the University of California at San Diego in 1975 and his Ph.D. from the California Institute of Technology in 1980. In 1994, he completed his M.B.A. at Northwestern University's Kellogg School of Management.

     Michael W. Young was elected to serve as our Vice President, Business Development in June 2001. Prior to joining deCODE, Mr. Young had been Vice President of Commercial Development for GTC, a subsidiary of Genzyme Corporation, since 1995. Mr. Young has held marketing, sales and business development positions with other emerging biotech and biopharm companies, including Millipore Corporation, Ventrex Laboratories, Verax Corporation and PerSeptive Biosystems. Subsequent to military service, Mr. Young completed his BA in biology from Canisius College in 1974, attended the University of Miami and Nova University (MS 1976) and attended graduate school at the Harvard University School of Public Health, Department of Nutrition.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq National Market. Based solely upon our review of the copies of such Forms 3 and 4 we have received during the most recent fiscal year and Form 5 and amendments thereto furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have timely filed all required reports.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services to us for each of the fiscal years ended December 31, 2000, 2001 and 2002 of those persons who served as (i) our chief executive officer during 2002 and (ii) our other four most highly compensated executive officers who were serving as such as of December 31, 2002 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                   COMPENSATION
                                       ANNUAL                   -------------------
                                    COMPENSATION                STOCK OPTION AWARDS
                                  ----------------               (NUMBER OF SHARES       ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR   SALARY(1)    BONUS     UNDERLYING OPTIONS)   COMPENSATION(1)
---------------------------       ----   ---------   --------   -------------------   ---------------
Kari Stefansson.................  2002   $443,585          --              --             $67,677(2)
  Chairman, President, Chief      2001    372,597    $130,000(3)            --             45,062(2)
  Executive Officer and           2000    267,930          --              --              38,864(2)
     Secretary
Hannes Smarason.................  2002   $252,673          --              --                  --
  Executive Vice President        2001    204,696      71,000(3)            --                 --
  and Senior Business Officer     2000    125,896    $100,000              --                  --
Jeffrey Gulcher.................  2002   $238,110          --              --             $11,436(2)
  Vice President, Research        2001    203,096    $ 69,445(4)            --             12,215(2)
  and Development                 2000    150,000      50,000              --                  --
Mark Gurney(5)..................  2002   $251,707          --              --             $ 9,030(2)
  Vice President,                 2001    148,714    $ 65,000(4)            --             10,498(2)
  Drug Development                2000     55,346          --              --               1,224(2)
Michael Young(6)................  2002   $235,000          --              --                  --
  Vice President, Business        2001    137,083    $ 48,500(4)       100,000                 --
  Development

---------------

(1) Includes, except with respect to Mr. Young, compensation paid in Icelandic kronas. Figures reflect exchange rates of 80.77 for 2002, 103.20 for 2001 and 84.70 for 2000 Icelandic kronas to $1.00, the exchange rates determined by the Central Bank of Iceland on December 31, 2002, 2001 and 2000, respectively.

(2) Includes the value of housing and an automobile provided by us for the benefit of the Named Executive Officer.

(3) Represents bonus paid to individual in December 2002 for services rendered in 2001.

(4) Represents bonus paid to individual in March 2002 for services rendered in 2001.

(5) Mr. Gurney was elected in October 2000.

(6) Mr. Young was elected in June 2001.

                       OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2002.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                   SHARES                       NUMBER OF
                                  ACQUIRED                SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                     ON                    UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                  EXERCISE    VALUE       AT DECEMBER 31, 2002       AT DECEMBER 31, 2002(1)
NAME                                (#)      REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                              --------   --------   -------------------------   -------------------------
Kari Stefansson.................     --         --            -- / --                         -- / --
Hannes Smarason.................     --         --            -- / --                         -- / --
Jeffrey Gulcher.................     --         --            -- / --                         -- / --
Mark Gurney.....................     --         --        70,000 / 50,000                     -- / --
Michael Young...................     --         --        50,000 / 50,000                     -- / --

---------------

(1) Based on the closing price on The Nasdaq Stock Market at December 31, 2002 of $1.85.

COMPENSATION ARRANGEMENTS

  DIRECTOR COMPENSATION

     Except as set forth below, our directors do not receive cash compensation for services on our Board of Directors or any board committee. We do, however, reimburse all directors for their expenses incurred in connection with attendance at Board of Directors and committee meetings.

     Pursuant to the terms of an agreement dated August 30, 2002 between deCODE and Vane Associates (of which Sir John Vane is a partner), Vane Associates receives (i) $12,000 for each year Sir John serves as a director, and (ii) $3,000 for each board meeting that Sir John attends and for each other day on which Sir John provides services to deCODE. In addition, we granted Sir John an option to purchase 60,000 shares of our common stock. The option vests in equal annual installments over three years commencing August 30, 2003 and has an exercise price equal to the closing price of deCODE's common stock on the date of grant. In addition, we reimbursed Vane Associates for its legal expenses incurred to review, negotiate and amend its agreement with us.

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

     Our executive officers have signed agreements which require them to maintain the confidentiality of our information and to assign inventions to us. These agreements also prohibit these officers from competing with us during the terms of their employment and for a certain period thereafter by engaging in any capacity in any business which is, or on the date of termination of their employment was, competitive with our business.

  DEFINED CONTRIBUTION PLANS

     In accordance with applicable Icelandic law, deCODE contributes to relevant pension organizations for personnel in Iceland. Certain other discretionary contributions may be made. Contributions are based on employee salaries paid and deCODE has no further liability in connection with these plans. Total contributions of $2,063,017 were made for the year ended December 31, 2002.

     Effective December 1, 2001, deCODE adopted a 401(k) plan (the "deCODE 401(k) Plan") available to eligible full-time employees in the United States. Additionally, deCODE's wholly owned subsidiary,

MediChem LifeSciences, Inc., sponsors a contribution savings and investment 401(k) plan (the "MediChem 401(k) Plan and collectively with the deCODE 401(k) Plan, the "401(k) Plans") in which employees meeting minimum service requirements are eligible to participate. Pursuant to the 401(k) Plans, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($12,000 in 2003) and have the amount of such reduction contributed to the 401(k) Plan. Each of the 401(k) Plans requires that we make additional matching contributions on behalf of participants at a rate of 50% of employee contributions up to a maximum of 6% of their base salary. Contributions by employees to the 401(k) Plans and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) Plans. deCODE made contributions of $30,546 in the year ended December 31, 2002 to the deCODE 401(k) Plan. In 2002 and since the date of acquisition, deCODE contributed an amount equal to $198,474 to the MediChem 401(k) Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of our Compensation Committee are Mr. McGuire and Dr. Formela each of whom served on the Compensation Committee of the Board of Directors during 2002. Mr. McGuire served as deCODE's assistant secretary from January 1998 until October 2000. Otherwise, no member of the Compensation Committee was at any time during 2002, or formerly, an officer or employee, and no member of the Compensation Committee had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act of 1934, as amended. No executive officer has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of deCODE or a member of our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of April 15, 2003, except as otherwise noted, regarding the beneficial ownership of our common stock by (i) each current director, (ii) each Named Executive Officer, (iii) all of our directors and executive officers as a group, and (iv) each person known to be the beneficial owner of more than five percent of the outstanding shares of the common stock.

                                                                 AMOUNT AND            PERCENT OF
NAME AND ADDRESS                                                  NATURE OF            OUTSTANDING
OF BENEFICIAL OWNER                                        BENEFICIAL OWNERSHIP(1)   COMMON STOCK(2)
-------------------                                        -----------------------   ---------------
SAPAC Corporation Ltd(3).................................         4,483,334                8.3%
  124 Grenzacherstrasse
  CH-4070 Basel
Kari Stefansson..........................................         3,125,292                5.8%
  c/o deCODE genetics, Inc.
  Sturlugata 8
  Reykjavik, Iceland
Hannes Smarason..........................................           560,000                1.1%
Jeffrey Gulcher..........................................           481,200                  *
Mark Gurney(4)...........................................            82,500                  *
Michael Young(5).........................................            60,000                  *
Jean-Francois Formela(6).................................         2,340,082                4.4%
Terrance G. McGuire(7)...................................           888,412                1.7%
Andre Lamotte(8).........................................           160,740                  *
Sir John Vane(9).........................................            60,000                  *
All directors and executive officers as a group (11               7,914,893               14.8%
  persons)(10)...........................................

---------------

  *  Comprises less than one percent of the outstanding common stock.

 (1) The number of shares beneficially owned by the individuals and entities listed in the table is determined in accordance with the rules of the United States Securities and Exchange Commission, and may not be conclusive as to ownership of those securities for any other purpose. Under those rules, an individual (or entity) is deemed to beneficially own shares of common stock as to which the individual currently has certain sole or shared powers or as to which the individual can acquire such powers within 60 days by the exercise of any option, warrant or other right. We have been advised that each stockholder listed in the table has sole voting and dispositive power with respect to such shares unless otherwise noted in the footnotes below.

 (2) Applicable percentage of ownership is based on 53,506,724 shares of common stock outstanding on April 15, 2003.

 (3) SAPAC is successor-in-interest to Roche Finance Ltd. Includes 4,066,667 shares of common stock and 416,667 shares of common stock issuable upon exercise of warrants owned by SAPAC. Roche Holdings Ltd exercises voting and investment control over the shares held by SAPAC.

 (4) Represents shares of common stock issuable upon exercise of options held by Mr. Gurney.

 (5) Represents shares of common stock issuable upon exercise of options held by Mr. Young.

 (6) Includes (a) 1,042,541 shares of common stock owned by Atlas Venture Fund II, L.P., and 125,000 shares of common stock issuable upon exercise of warrants owned by Atlas Venture Fund II, L.P., and (b) 1,042,541 shares of common stock owned by Atlas Venture Europe Fund B.V., and 125,000 shares of common stock issuable upon exercise of warrants owned by Atlas Venture Europe Fund B.V., a wholly owned subsidiary of Atlas InvesteringsGroep N.V., which is a limited partner in Atlas Venture Fund II L.P. The voting and investment discretion over the shares held by Atlas Venture Fund, II, L.P. is exercised by the general partners of Atlas Venture Associates, II, L.P., its sole general partner. Dr. Formela is a general partner of Atlas Venture Associates II, L.P. along with Barry J. Fidelman and Christopher J. Spray. Dr. Formela and the other general partners of Atlas Venture Associates II, L.P. disclaim beneficial ownership of all shares held by the foregoing funds, except to the extent of their proportionate pecuniary interests therein. The voting and investment discretion over the shares held by the Atlas Venture Europe Fund B.V. is exercised by the managing directors of AIG, Gerard H. Montanus and Hans Bosman.

 (7) Includes (a) 582,854 shares of common stock owned by Polaris Venture Partners, L.P. and 189,496 shares of common stock issuable upon exercise of warrants owned by Polaris Venture Partners, L.P., (b) 33,931 shares of common stock owned by Polaris Venture Partners Founders' Fund, L.P. and 11,337 shares of common stock issuable upon exercise of warrants owned by Polaris Venture Partners Founders' Fund, L.P., and (c) 70,794 shares of common stock held by Terrance McGuire TTEE, Terrance McGuire Trust -- 1999. Polaris Venture Management Co., L.L.C., the general partner of both Polaris Venture Partners, L.P. and Polaris Venture Partners Founders' Fund, L.P., exercises sole voting and investment power with respect to the shares held by the funds. Mr. McGuire is a member of Polaris Venture Management Co., L.L.C., and as such may be deemed to share voting and investment power for the shares held by the funds.

 (8) Includes 158,745 shares of common stock held by Medical Science II Co-Investment, L.P. and 1,995 shares of common stock held by Medical Science Management Co., Inc. Mr. Lamotte is the Managing General Partner of Medical Science II Co-Investment, L.P. and President of Medical Science Management Co., Inc.

 (9) Includes 30,000 shares of common stock and 30,000 shares of common stock issuable upon exercise of options held by Sir John.

(10) Includes an aggregate of 7,234,893 shares of common stock and 680,000 of shares of common stock underlying warrants and stock options granted to all directors and executive officers as a group which will have vested within sixty days after April 15, 2003 (of which 100,000 shares of common stock and 56,667 shares of common stock underlying options are held by executive officers who are not named executive officers).

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information concerning the number of outstanding options, the weighted average exercise price of those securities and the number of securities remaining to be granted under existing equity plans, whether approved or not approved by security holders, as of December 31, 2002. The purpose of this table is to illustrate the potential dilution that could occur from past and future equity grants.

                                       NUMBER OF SECURITIES                           NUMBER OF SECURITIES
                                           TO BE ISSUED         WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                         UPON EXERCISE OF      EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                       OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,       EXISTING EQUITY
PLAN CATEGORY                          WARRANTS AND RIGHTS    WARRANTS AND RIGHTS      COMPENSATION PLANS
-------------                          --------------------   --------------------   -----------------------
Equity compensation plans approved by       2,300,911                $9.48                  3,531,276
  security holders...................
Equity compensation plans not                     N/A                  N/A                        N/A
  approved by security holders.......
                                            =========                =====                  =========
     Total...........................       2,300,911                $9.48                  3,531,276

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1998 and August 1999, we granted to Hannes Smarason, our Executive Vice President and Senior Business Officer, options to purchase 300,000 and 260,000 shares of our common stock, respectively. Mr. Smarason exercised his options pursuant to an early exercise right. At the times of exercise, Mr. Smarason delivered to us promissory notes in the principal amounts of $59,700 and $1,462,240. Each of these promissory notes bore interest in the amount of six percent (6%) per annum. Mr. Smarason's promissory note in the principal amount of $59,700, as initially issued and as amended in March 1999, was due and payable on January 1, 2001. Such promissory note was amended and restated as of January 1, 2001 to provide that no additional interest would accrue following such date and to extend the term of the note to January 1, 2007. Mr. Smarason's other promissory note is due and payable on November 1, 2003. The shares that Mr. Smarason purchased in 1999 vest at the rate of 1/48 on the first day of each month, commencing December 1, 1999. As of April 15, 2003, the principal and accrued interest on the notes that Mr. Smarason delivered in 1998 and 1999 was $70,798 and $1,699,800.

     In January 1998, we granted to Hakon Gudbjartsson, our Vice President, Informatics, options to purchase 100,000 shares of our common stock. Dr. Gudbjartsson exercised his options pursuant to an early exercise right. At the time of exercise, Dr. Gudbjartsson delivered to us a promissory note in the principal amount of $19,900. The promissory note bears interest in the amount of six percent (6%) per annum. Dr. Gudbjartsson's promissory note, as initially issued and as amended in March 1999, was due and payable in October 2000. Such promissory note was amended and restated as of October 1, 2000, to provide that no additional interest would accrue following such date and to extend the term of the note to October 1, 2006. On May 27, 2002, we granted Dr. Gudbjaartsson an additional loan of $201,218.18 payable on May 27, 2006. Dr. Gudbjartsson delivered to us a second promissory note in the principal amount of $201,218.18, which bears interest at a rate of six percent (6%) per annum. Both notes are secured by a pledge of all of Dr. Gudbjartsson's shares of deCODE stock. As of April 15, 2003, the principal and accrued interest on the notes that Dr. Gudbjartsson delivered in 1998 and 2002 were $23,370.58 and $209,566, respectively.

     Kari Stefansson, our Chairman, Chief Executive Officer and President, and Hannes Smarason our Executive Vice President and Senior Business Officer, are beneficial owners of 17.8% and 19.7%, respectively, of the outstanding shares of Prokaria ehf., an Icelandic company. On October 2, 2000, Islensk erfdagreining ehf. and Prokaria entered into a research collaboration and license agreement on terms we believe to be no less favorable than those we could have obtained from an unrelated third party. Under the terms of the agreement, we sold certain intellectual property rights relating to thermophilic organisms, including a patent application, to Prokaria in exchange for cash, royalties on any revenues Prokaria may receive from the rights related to the patent application, and a non-transferable license regarding rights arising under the patent application during the term of the patent. In addition, we agreed to provide certain sequencing and advisory services to Prokaria in exchange for appropriate fees. During the fiscal year ended December 31, 2002, we recognized $102,555 in revenue with respect to such services.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2003.

                                          DECODE GENETICS, INC.

                                          By:      /s/ KARI STEFANSSON
                                            ------------------------------------
                                                      Kari Stefansson
                                                  Chairman, President and
                                                  Chief Executive Officer

                                 CERTIFICATIONS

I, Kari Stefansson, Chief Executive Officer, certify that:

     1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of deCODE genetics, Inc.; and

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                                                  /s/ KARI STEFANSSON
                                          --------------------------------------
                                                     Kari Stefansson
                                                 Chief Executive Officer

Dated: April 30, 2003

I, Lance E. Thibault, Chief Financial Officer, certify that:

     1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of deCODE genetics, Inc.; and

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

                                                 /s/ LANCE E. THIBAULT
                                          --------------------------------------
                                                    Lance E. Thibault
                                                 Chief Financial Officer

Dated: April 30, 2003