Form 10-Q
period 2003-03-31
DECODE GENETICS INC
filed 2003-05-14
CIK 1022974

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                     STURLUGATA 8, IS-101 REYKJAVIK, ICELAND

                    (Address of Principal Executive Offices)

                                  +354-570-1900
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

The aggregate number of shares of the registrant's common stock outstanding on April 1, 2003 was 53,505,724 shares of common stock $.001 par value.

                              deCODE genetics, Inc.

                                      INDEX

                                                                          Page Number
                                                                          -----------
PART I. FINANCIAL INFORMATION ........................................         2

Item 1. Financial Statements (unaudited)..............................         2

        Condensed Consolidated Statements of Operations for the
          three-months ended March 31, 2003 and 2002 .................         2

        Condensed Consolidated Balance Sheets as of March 31, 2003
          and December 31, 2002 ......................................         3

        Condensed Consolidated Statements of Cash Flows for the
          three-months ended March 31, 2003 and 2002 .................         4

        Notes to Condensed Consolidated Financial Statements .........         5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................        11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...        16

Item 4. Controls and Procedures.......................................        17

PART II. OTHER INFORMATION ...........................................        17

Item 1. Legal proceedings ............................................        17

Item 5. Other Information ............................................        17

        Risk factors .................................................        17

Item 6. Exhibits and Reports on Form 8-K .............................        26

        (a) Exhibits .................................................        26

        (b) Reports on Form 8-K ......................................        26

Signatures ...........................................................        27

Certifications .......................................................        28

Index to Exhibits ....................................................        30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              deCODE genetics, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                    unaudited

                                                           FOR THE THREE-MONTHS ENDED MARCH 31,
                                                           ------------------------------------
                                                                  2003                 2002
                                                                  ----                 ----

REVENUE .............................................        $     11,842         $      5,258

OPERATING EXPENSES

  Research and development, including cost of revenue              19,832               18,842
  Selling, general and administrative ...............               4,096                3,302
  Employee termination benefits .....................                 485                    0
                                                             ------------         ------------
          Total operating expense ...................              24,413               22,144
                                                             ------------         ------------
Operating loss ......................................             (12,571)             (16,886)
Interest income .....................................                 355                  862
Interest expense ....................................                (916)                (274)
Other non-operating income and (expense), net .......                  90                   98
                                                             ------------         ------------
Net loss before cumulative effect of change
  in accounting principle ...........................             (13,042)             (16,200)
Cumulative effect of change in
  milestone revenue recognition method ..............                   0                  333
                                                             ------------         ------------
Net Loss ............................................        $    (13,042)        $    (15,867)
                                                             ============         ============

Basic and diluted net loss per share:

  Net loss before cumulative effect of change
    in accounting principle .........................        $      (0.25)        $      (0.37)
  Cumulative effect of change in
    milestone revenue recognition method ............                  --                 0.01
  Net Loss ..........................................               (0.25)               (0.36)

Shares used in computing basic and diluted
   net loss per share ...............................          51,156,718           43,471,256



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                   unaudited

                                                                                MARCH 31,      DECEMBER 31,
                                                                                  2003             2002
                                                                                  ----             ----
ASSETS
Current assets:
  Cash and cash equivalents ............................................        $  73,222         $  87,244
  Receivables ..........................................................            8,554             5,417
  Other current assets .................................................            6,914             9,437
                                                                                ---------         ---------
          Total current assets .........................................           88,690           102,098
Restricted cash ........................................................            6,000             6,000
Property and equipment, net ............................................           80,330            83,499
Goodwill ...............................................................            8,863             8,863
Other long-term assets and deferred charges ............................           14,272            12,957
                                                                                ---------         ---------
          Total assets .................................................        $ 198,155         $ 213,417
                                                                                =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................        $   4,737         $   4,865
  Accrued expenses .....................................................            9,136            10,613
  Current portion of capital lease obligations .........................            4,352             4,311
  Current portion of long-term debt ....................................            4,567             4,243
  Deferred research revenue ............................................            7,259             7,606
                                                                                ---------         ---------
          Total current liabilities ....................................           30,051            31,638
Capital lease obligations, net of current portion ......................            3,900             5,008
Long-term debt, net of current portion .................................           45,827            44,961
Deferred research revenue ..............................................            5,500             6,557
Other long-term liabilities ............................................                7                 7

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;
     Authorized: 6,716,666 shares
     Issued and outstanding: none ......................................                0                 0
  Common stock, $0.001 par value;
     Authorized: 100,000,000 shares;
     Issued:  53,720,461 and 53,695,869 shares
     at March 31, 2003 and December 31, 2002,
     respectively;
     Outstanding: 53,509,369 and 53,545,234 shares
     at March 31, 2003 and December 31, 2002,
     respectively ......................................................               54                54
  Additional paid-in capital ...........................................          431,540           431,494
  Notes receivable .....................................................           (7,252)           (7,607)
  Deferred compensation ................................................           (2,025)           (2,642)
  Accumulated deficit ..................................................         (308,129)         (295,087)
  Accumulated other comprehensive income (loss) ........................                2                (1)
  Treasury stock, 211,092 and 150,635 shares stated at cost at March 31,
     2003 and December 31, 2002, respectively ..........................           (1,320)             (965)
                                                                                ---------         ---------
          Total stockholders' equity ...................................          112,870           125,246
                                                                                ---------         ---------
          Total liabilities, and
             stockholders' equity ......................................        $ 198,155         $ 213,417
                                                                                =========         =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    unaudited

                                                      FOR THE THREE-MONTHS ENDED MARCH 31,
                                                      ------------------------------------
                                                             2003               2002
                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .........................................        $ (13,042)        $ (15,867)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization .................            3,941             2,854
   Purchased in-process research and development .                0               480
   Equity in net earnings of affiliate ...........                0                18
   Amortization of deferred stock compensation ...              552               906
   Charges for write-down of obsolete and excess
      materials and supplies .....................              797               950
   Unrealized gain on derivative financial
      instruments ................................             (202)             (254)
   Other .........................................               48               316
Changes in operating assets and liabilities
  net of effect of acquisition:
  Receivables and other current assets ...........           (1,392)            3,163
  Accounts payable and accrued expenses ..........           (1,558)           (7,839)
  Deferred research revenue ......................           (1,404)              467
  Other long-term liabilities ....................                0              (672)
                                                          ---------         ---------
     Net cash used in operating activities .......          (12,260)          (15,478)
                                                          ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ............             (325)           (5,202)
   Cash acquired in purchase of MediChem, net
     of transaction costs ........................                0             2,115
                                                          ---------         ---------
     Net cash used in investing activities .......             (325)           (3,087)
                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing of building ............                0            14,160
  Issuance of common stock .......................               38                 0
  Repayment of notes receivable for common stock .               26                44
  Installment payments on debt and capital lease
    obligations ..................................           (1,501)           (1,555)
                                                          ---------         ---------
     Net cash (used in) provided by
     financing activities ........................           (1,437)           12,649
                                                          ---------         ---------
Net decrease in cash .............................          (14,022)           (5,916)
Cash and cash equivalents at beginning of period .           87,244           153,061
                                                          ---------         ---------
Cash and cash equivalents at end of period .......        $  73,222         $ 147,145
                                                          =========         =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                              deCODE genetics, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (tabular amounts in thousands, except share and per share amounts)

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

deCODE's historical operations have been in a single business segment, been primarily focused on developing products and services for the healthcare industry from its population-based gene discovery work in Iceland. To date, deCODE's revenues have been largely derived from services provided, including product development service activities. Broadening that discovery work to development of products, deCODE is organized according to product development offerings and services. deCODE's product development activities encompass the discovery and commercialization of novel therapeutics designed against targets identified in deCODE's gene discovery work, as well as the creation of DNA-based diagnostic and pharmacogenomic tests and the development of software systems for making correlations between genetic variation and disease and drug response. deCODE's service offerings include contract service businesses in drug discovery and medicinal chemistry through its Chicago-based pharmaceuticals group, three-dimensional protein crystallography products and contract services through its Seattle-based biostructures group, pharmacogenomics and clinical trials services through its wholly-owned subsidiary Encode, genotyping services carried out in Reykjavik, Iceland and bioinformatics services and tools developed in the course of deCODE's gene and drug target research.

In March 2002, deCODE completed the acquisition of MediChem Life Sciences, Inc. (MediChem) in a stock-for-stock exchange accounted for as a purchase transaction. The acquisition gives deCODE capabilities in chemistry and structural proteomics that can be used in the implementation of its strategy of turning its targets identified by applying population genomics to common diseases into novel drugs for the market both through its own programs and in alliances with collaborators. Founded in 1987, MediChem (now our pharmaceuticals and biostructures groups) provides contract chemistry research services specializing in chemical synthesis for new drug discovery and development for the global pharmaceutical, biotechnology, agricultural, chemical and personal care industries.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by deCODE, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States. deCODE believes the disclosures included in the condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in deCODE's Annual Report on Form 10-K are adequate to make the information presented not misleading.

These financial statements are reported in United States dollars, deCODE's functional currency. Tabular amounts are stated in thousands, except share and per share amounts.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in which deCODE has significant influence, but does not control, are accounted for using the equity method.

USE OF ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to collaborative arrangements, property and equipment, income taxes, litigation and other contingencies, materials and supplies, derivatives, intangible assets, and bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

REVENUE RECOGNITION AND DEFERRED REVENUE

Revenues from research and development collaboration agreements are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts, generally either (i) as contract research costs are incurred, usually ratably over the period of effort, (ii) according to the percentage of completion method of contract accounting based on the ratio of costs incurred to expected total costs, or (iii) upon the achievement of substantive milestones, that is where the milestone event is substantive, there is substantial effort involved in achieving the milestone, the milestone payment amount is commensurate with the magnitude of the related achievement, and the associated follow-on revenue streams bear a reasonable relationship to one another. Milestone payments without these characteristics are recognized on a retrospective basis over the contractual term of the underlying agreement. Funding payments are not refundable in the event that the related efforts are not successful. Non-refundable, up-front payments are deferred and recognized on a straight-line basis over the contract term. Contracted chemistry services revenue from negotiated rate contracts are recognized on a per diem basis as services are rendered or on the percentage of completion method based on the ratio of costs incurred to expected total costs for fixed fee contracts based upon the terms of the underlying contract. Any losses on contracts are provided for when they are determinable. Included in revenue are billings to customers for the cost of materials purchased by deCODE.

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

                                                           MARCH 31,
                                                          ---------
                                                    2003             2002
                                                    ----             ----
                                                        (in thousands)

Revenue recorded during the period ended .        $ 10,438         $  6,058
Revenue recognized during the period ended         (11,842)          (5,258)
Cumulative effect of change in
  milestone revenue recognition policy ...               0             (333)
                                                  --------         --------
                                                    (1,404)             467
Deferred revenue at beginning of period ..          14,163           11,297
                                                  --------         --------
Deferred revenue at end of period ........        $ 12,759         $ 11,764
                                                  ========         ========

Roche accounted for 45% and 82% of consolidated revenue in three-month periods ended March 31, 2003 and 2002, respectively, and Merck accounted for 14% of consolidated revenue in the three-month period ended March 31, 2003. Revenue for the three-month periods ended March 31, 2003 and 2002 includes $7,000 and $83,000, respectively, in services provided to Prokaria, a related party.

STOCK-BASED COMPENSATION AND REMUNERATION

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

                                      FOR THE THREE-MONTHS ENDED MARCH 31,
                                      ------------------------------------
                                         2003               2002
                                      ------------      ------------
                                            (in thousands)
Research and development expense .        $322               $582
General and administrative expense         230                324
                                          ----               ----
          Total ..................        $552               $906
                                          ====               ====

Had compensation cost for all stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148"), deCODE's net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:


                                                            FOR THE THREE-MONTHS ENDED MARCH 31,
                                                            -----------------------------------
                                                                 2003             2002
                                                             ------------      -----------
                                                       (in thousands, except per share amounts)

Net loss attributable to common stockholders -- as
reported .........................................              $(13,042)        $(15,867)
Add: Stock-based employee compensation expense
included in reported net loss ....................                   552              906
Deduct: Total stock-based employee compensation
expense determined under fair value method for
all awards .......................................                (1,193)          (1,697)
                                                                --------         --------
Net loss attributable to common
stockholders -- proforma .........................              $(13,683)        $(16,658)
                                                                ========         ========
Basic and diluted net loss per share -- as
reported .........................................              $  (0.25)        $  (0.36)
Basic and diluted net loss per share -- proforma .                 (0.27)           (0.38)


The effects of applying the provisions of SFAS No. 123 on net loss and net loss per share as stated above is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years.

In May 2003, deCODE granted options to purchase 633,400 shares of common stock to employees under the 1996 Equity Incentive Plan.

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

                                                                MARCH 31,
                                                                ---------
                                                        2003                  2002
                                                    ------------          ------------
                                                                 (shares)

Warrants to purchase shares of common stock.....     1,851,300             2,001,300
Options to purchase shares of common stock......     1,984,554             2,573,878
Restricted shares with an associated outstanding
  non-recourse promissory note..................     2,368,160             3,315,416

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include foreign currency translation adjustments. The following table presents the calculation of comprehensive income:


                                       FOR THE THREE-MONTHS ENDED MARCH 31,
                                       ------------------------------------
                                           2003                   2002
                                           ----                   ----
                                                 (in thousands)
Net loss .........................     $    (13,042)         $    (15,867)
Other comprehensive income (loss):
     Foreign currency translation                 3                   (96)
                                       ------------          ------------
Total comprehensive loss               $    (13,039)         $    (15,963)
                                       ============          ============


EMPLOYEE TERMINATION BENEFITS

In September of 2002, deCODE implemented a cost reduction program including charges related to termination benefits for 132 employees. Of the $2,158,000 then provided, $1,284,000 was paid in 2002 and $874,000 remained accrued and unpaid as of December 31, 2002. Charges for termination benefits for 27 additional employees were added ($485,000) and total termination benefits of $1,155,000 were paid in the three-months ended March 31, 2003, leaving $204,000 accrued and unpaid as of March 31, 2003. Termination benefits remaining accrued and unpaid as of March 31, 2003 (14 employees) are expected to be settled in cash over the next 3 months.

RECENT COLLABORATIONS

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

Vertex Pharmaceuticals. In January 2003 deCODE announced an agreement with Vertex Pharmaceuticals under which we will gather and analyze pharmacogenomic data as part of clinical trials our subsidiary Encode conducts on Vertex developmental compounds. The first project under the agreement is a phase IIa clinical trial for Vertex's VX-148 treatment for psoriasis. Our pharmacogenomics capabilities will enable Vertex to gain an understanding, in conjunction with clinical trial results, of genetic factors affecting the responses of individuals to treatment. This information may be useful in designing subsequent clinical strategies and pharmacogenomic tests. Based upon the results of work under this agreement, the parties may extend the collaboration to the development and commercialization of pharmacogenomic tests.

Families of Spinal Muscular Atrophy. In February 2003, deCODE and Families of Spinal Muscular Atrophy (FSMA), an organization founded to promote research leading to the effective treatment of this debilitating and often fatal disease, announced the signing of an agreement aimed at developing a new therapeutic compound for spinal muscular atrophy. Using promising compounds identified through previous FSMA-funded gene- and drug-discovery work, deCODE's Chicago-based pharmaceuticals group will identify the most promising lead compounds, optimize these compounds, and conduct the medicinal chemistry and scale-up work to develop a potentially effective new drug ready for clinical trials. The three-year agreement is potentially worth $5.2 million, including milestones for the successful development of a compound approved for clinical trials.

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

deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a remaining combined notional amount of 1,930 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets is $8,188,000 and $750,000 as of March 31, 2003 and 2002, respectively. The unrealized gain for the three-month periods ended March 31, 2003 and 2002 resulting from the recording of these instruments together with the translation of the Tier A and Tier C bonds is $202,000 and $254,000, respectively, and is included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

GUARANTEES

In November 2002, the FASB issued FIN No.45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements F-25 No.5, 57 and 107 and rescission of FIN 34." The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantors year-end. The adoption of FIN 45 did not have a material impact on deCODE's financial statements. The following is a summary of deCODE's agreements that it has determined are within the scope of FIN 45.

Under its bylaws, deCODE has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. deCODE has a separate indemnification agreement with one of its directors that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments deCODE could be required to make under these indemnification agreements is unlimited; however, deCODE has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, deCODE believes the estimated fair value of these indemnification agreements is minimal. deCODE has no liabilities recorded for these agreements as of March 31,2003.

When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these liabilities as of March 31,2003.

deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of March 31, 2003.

LITIGATION

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are still evaluating the potential impact of FIN 46 on our financial position and results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

This Management's Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

OVERVIEW

We are a population genetics company developing drugs and DNA-based diagnostics based upon our discoveries in the inherited causes of common diseases. Our population approach and resources have enabled us to isolate genes and targets directly involved in the development of many of the most common diseases. We are focused on turning these findings into a growing pipeline of products and services which we believe will be able to combat the causes of disease, not just the signs and symptoms. Our approach to the discovery of healthcare knowledge brings together three key types of non-personally identifiable data derived from our population research in Iceland: genotypic data and disease data from more than 90,000 volunteer participants in some 50 disease gene research programs, and genealogical data linking together the entire present-day population of Iceland and going back to the settlement of the country in the ninth century.

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

We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of March 31, 2003 we had an accumulated deficit of $308.1 million. On the basis of our current range of activities, and following the implementation in September 2002 of a plan to reduce costs and maximize the use of automation in our core genetics operations, we anticipate that we will be able to achieve positive cash flow from operations by the end of 2003. At the same time, we believe that the initiation of substantial new activities within this timeframe would require additional expenditures that could delay for some time our achievement of positive cash flow from operations. For example, in our target discovery work on our findings in myocardial infarction and hypertension, we believe we may be able to bypass much of the drug discovery process and enter directly into phase II clinical trials in 2003. We anticipate incurring additional net losses at least through the next two years, due to, among other factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

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

In order to mitigate the risk to our product development programs posed by the current conditions in the financial markets, we have implemented measures aimed at preserving our cash resources. We have implemented a plan to reduce costs to a level that the we anticipate will make it possible to achieve positive cash flow from operations by the end of 2003. We believe that we have sufficient cash resources to continue to fund our current research and operations for several years, and we are also investigating the possibility of alternative avenues of financing for our product development programs.

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

COLLABORATIONS AND ALLIANCES

Collaborations and further growth in our medicinal chemistry, pharmacogenomics and informatics services will remain an important element of our business strategy and future revenues. Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and our collaborative partners' ability to successfully commercialize products incorporating, or based on, our work. It is also dependent on our ability to maintain and grow our service lines of business. There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, sign additional subscribers to our database services, or successfully expand our medicinal chemistry or pharamacogenetics businesses. Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a materially adverse effect on our business, financial condition and results of operations. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies in the near term. It may be several years before product revenues materialize, if they do at all.

We have entered into research, development and commercialization alliances and collaborations with major pharmaceutical and biotechnology companies across our business model. These alliances provide us with varied combinations of fixed funding for research, technology access fees, royalties and milestones. Our partners include Merck, Wyeth, Roche, Roche Diagnostics, Pharmacia (now Pfizer) and Vertex. These agreements are generally established for a set term, usually three to five years.

ACQUISITIONS

As part of our business strategy, we continue to consider joint development programs and merger and acquisition opportunities that may provide us with products in late-stage development, intellectual property or financial resources, or with capabilities that will help accelerate our downstream drug discovery efforts.

On March 18, 2002, we acquired MediChem Life Sciences, Inc. in a stock-for-stock exchange accounted for as a purchase transaction. The acquisition gives us capabilities in chemistry and structural proteomics that will be used in the implementation of its strategy of turning its targets identified by applying population genomics to common diseases into novel drugs for the market. Building upon the acquisition of MediChem (now our pharmaceutical and biostructures groups), we will be creating an integrated biopharmaceutical company capable of bringing our own targets into proprietary drug discovery. Through the acquisition we added approximately 160 new employees and facilities in Illinois and Washington.

Our consolidated financial statements include the cash flows and results of MediChem from March 18, 2002. MediChem's total revenue and net loss included in deCODE's consolidated three-month period ended March 31, 2002 were $0.8 million and $0.2 million, respectively. The following unaudited pro forma financial information presents our consolidated results as if the acquisition of MediChem occurred at the beginning of 2002. Nonrecurring charges, such as the acquired in-process research and development charge of $480 are not reflected in the following pro forma financial information. This pro forma information is not intended to be indicative of future operating results.

                                                          FOR THE THREE-MONTHS
                                                             ENDED MARCH 31,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------
                                                         (in thousands, except)
                                                            per share amounts
Total Revenues ........................................   $  11,842   $  9,346
Net loss ..............................................     (13,042)   (19,711)
Basic and diluted net loss per share ..................       (0.25)     (0.39)

With MediChem, our revenues have increased as have our operating expenses. We expect to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact our results of operations and financial condition in the longer term is largely dependant upon what proportion MediChem's capacity is brought to bear on our in-house programs and how much of their existing contract services business is maintained and developed.

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

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the timing and composition of funding under our various collaborative agreements, as well as the progress of our own research and development efforts and in what proportion MediChem's capacity is brought to bear on our in-house programs. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, reliance on the license to create and run the Icelandic Health Sector Database, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

Revenues. Our revenues from research and development collaboration agreements are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts, generally either (i) as contract research costs are incurred, usually ratably over the period of effort,
(ii) according to the percentage of completion method of contract accounting based on the ratio of costs incurred to expected total costs, or (iii) upon the achievement of substantive milestones, that is where the milestone event is substantive, there is substantial effort involved in achieving the milestone, the milestone payment amount is commensurate with the magnitude of the related achievement, and the associated follow-on revenue streams bear a reasonable relationship to one another. Milestone payments without these characteristics are recognized on a retrospective basis over the contractual term of the underlying agreement. Funding payments are not refundable in the event that the related efforts are not successful. Non-refundable, up-front payments are deferred and recognized on a straight-line basis over the contract term. Contracted chemistry services revenue from negotiated rate contracts are recognized on a per diem basis as services are rendered or on the percentage of completion method based on the ratio of costs incurred to expected total costs for fixed fee contracts based upon the terms of the underlying contract. Any losses on contracts are provided for when they are determinable. Included in revenue are billings to customers for the cost of materials purchased by deCODE.

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

                                                                MARCH 31,
                                                                ---------
                                                       2003                 2002
                                                       ----                 ----
                                                            (in thousands)
Revenue recorded during the period ended.........   $    10,438          $     6,058
Revenue recognized during the period ended.......       (11,842)              (5,258)
Cumulative effect of change in
  milestone revenue recognition policy...........             0                 (333)
                                                    -----------          -----------
                                                         (1,404)                 467
Deferred revenue at beginning of period..........        14,163               11,297
                                                    -----------          -----------
Deferred revenue at end of period................   $    12,759          $    11,764
                                                    ===========          ===========

Excluding fourth quarter 2002 revenue resulting from the termination of agreements with Applied Biosystems Group, our revenue increased 7% from the fourth quarter of 2002 to $11.8 million for the three-month period ended March 31, 2003 as compared to $5.3 million for the three-month period ended March 31, 2002, an increase of 125%. Revenue in the three-month period ended March 31, 2003 results largely from our diagnostics and therapeutics collaborations with Roche, from funding in our alliance with Merck and from the contribution of our pharmaceuticals and biostructures groups. Roche accounted for 45% and 82% of consolidated revenue in three-month periods ended March 31, 2003 and 2002, respectively, and Merck accounted for 14% of consolidated revenue in the three-month period ended March 31, 2003. The increase in the three-month period ended March 31, 2003 as compared to the same period in 2002 largely is attributable the contribution of our pharmaceuticals and biostructures groups and to the addition of funding in our alliance with Merck.

At March 31, 2003, the total amount of deferred research revenue that will be recognized in future periods aggregated $12.8 million. Revenue recorded was consistent with that recorded in the fourth quarter 2002 at $10.4 million for the three-month period ended March 31, 2003 as compared to $6.1 million for the three-month period ended March 31, 2002. The $4.4 or 72% increase in recorded revenue from 2003 to 2002 is largely attributable to the contribution of our pharmaceuticals and biostructures groups.

Research and Development Expenses, including Cost of Revenue. Our research and development expenses were down 7% from the fourth quarter 2002 to $19.8 million for the three-months ended March 31, 2003, which compares to $18.8 million for the three-months ended March 31, 2002. Our research and development expenses for the three-month period ended March 31, 2003 reflects spending related to the range of our disease-gene research programs and the initiation of downstream work on targets already identified as well as the addition of our newly-acquired pharmaceutical and biostructures groups from March 18, 2002, which are now an integral part of our operations. Our research and development expenses for the three-month period ended March 31, 2003 also reflect the beginnings of the impact of the cost reduction measures we implemented late in 2002.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses were down 33% from the fourth quarter 2002 to $4.1 million for the three-month period ended March 31, 2003, which compares to $3.3 million for the three-month period ended March 31, 2002. The increase in the three-month period ended March 31, 2003 as compared to the same period in 2002 reflects expanded sales efforts across our businesses and the addition of selling, general and administrative costs of our pharmaceutical and biostructures groups from March 18, 2002, which are now an integral part of our operations. Our selling, general and administrative expenses for the three-month period ended March 31, 2003 also reflect the beginnings of the impact of the cost reduction measures we implemented late in 2002.

Employee Termination Benefits. In September of 2002, we implemented a cost reduction program including charges related to termination benefits for 132 employees. Of the $2.2 million then provided, $1.3 million was paid in 2002 and $0.9 million remained accrued and unpaid as of December 31, 2002. Charges for termination benefits for 27 additional employees were added ($0.5 million) and total termination benefits of $1.2 million were paid in the three-months ended March 31, 2003, leaving $0.2 million accrued and unpaid as of March 31, 2003. Termination benefits remaining accrued and unpaid as of March 31, 2003 (14 employees) are expected to be settled in cash over the next 3 months.

Stock-Based Compensation and Remuneration. Stock-based compensation and remuneration expense was $0.6 million for the three-month period ended March 31, 2003 as compared to $0.9 million for the three-month period ended March 31, 2002, a decrease of 39%. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Interest Income. Our interest income decreased to $0.4 million for the three-month period ended March 31, 2003 as compared to $0.9 million for the three-month period ended March 31, 2002, a decrease of 59%. The decrease is attributable to the decline of prevailing interest rates but also from an overall decrease in our cash balance as we continue to use the proceeds of our initial public offering for operations.

Interest Expense. Our interest expense increased to $0.9 million for the three-month period ended March 31, 2003 as compared to $0.3 million for the three-month period ended March 31, 2002, reflecting the cost of financings put into place during the late part of 2001 and early part of 2002.

Other non-operating income and (expense), net. Our other non-operating income and expense, net was a net income of $0.1 million for the three-month period ended March 31, 2003 and a net income of $0.1 million for the three-month period ended March 31, 2002. Our other non-operating income and expense, net for the three-month period ended March 31, 2003 comprises unrealized swap gains and foreign exchange movements.

Income Taxes. As of March 31, 2003, we had an accumulated deficit of $308.1 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three-month periods ended March 31, 2003 or 2002. As of December 31, 2002, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $32.2 million to offset future taxable income in the United States that expire at various dates through 2022. Also, as of December 31, 2002 our foreign subsidiaries had net operating loss carryforwards of approximately $107.4 million that expire in varying amounts beginning in 2006.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $13.0 million and $0.25 per share, respectively, for the three-month period ended March 31, 2003, as compared to $15.9 million and $0.36 per share, respectively, for the three-month period ended March 31, 2002, a decrease of 18% in net loss and a decrease of 31% in basic and diluted net loss per share.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments. From the beginning of 1999 to-date, we have received cash of approximately $108 million from collaborative research agreements, $183 million from the issuance of common stock, $79 million from the issuance of preferred stock and warrants, and $64 million from privately placed bonds, bank loans and equipment financing. To-date we have received approximately $90 million in research and development funding from Roche. As of March 31, 2003 future funding under terms of our existing agreements is approximately $36 million excluding milestone payments and royalties that we may earn under such collaborations.

Cash and Cash Equivalents. As of March 31, 2003, we had $79.2 million in cash and cash equivalents, including $6 million of restricted cash. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Working capital needs resulted in the net use of $4.4 million of funds in the three-month period ended March 31, 2003 and $4.9 million in the three-month period ended March 31, 2002. Net cash used in operating activities decreased $3.2 million in the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002, reflect the beginnings of the impact of the cost reduction measures we implemented late in 2002. Also notable, in the three-month period ended March 31, 2002 we made significant payments to our vendors and particularly to ABG for reagents and other supplies.

Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the three-month period ended March 31, 2003 were $0.3 million as compared to $5.2 million in the three-month period ended March 31, 2002. We principally made replacement capital expenditures during the three-month period ended March 31, 2003. During the three-month period ended March 31, 2002 we expended $3.1 million in respect of the new building and acquired $3.3 million of cash in the purchase of MediChem. There were also $3.9 million of MediChem transaction costs, of which $1.2 million was paid as of March 31, 2002. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities. Net cash of $1.4 million was used in financing activities in the three-month period ended March 31, 2003 as compared to $12.6 million provided in the three-month period ended March 31, 2002. Financing activities for the three-month period ended March 31, 2002 were chiefly installment payments on our existing capital lease obligations. In December 2001, we established a $27.5 million bridge loan with an Icelandic financial institution to finance the construction of our new headquarters facility. We repaid the borrowings under the bridge loan in January and March 2002 with the proceeds from our Tier A $13.5 million bond offering, Tier C $7.3 million offering of privately placed bonds and Tier D $6.7 million bank loan. In December 2001, we also entered into a $4,000 bank loan (Tier B) for the construction of our new headquarters facility. $14 million of cash that was restricted as of December 31, 2001 was provided in 2002 in the final financing (Tiers C and D) of our new headquarters facility.

We seek to maintain a desired level of floating-rate debt with respect to our overall debt portfolio denominated in U.S. Dollars. To this end, we have entered into two interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a remaining combined notional amount of 1,930 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets is $8.2 million and $0.8 million as of March 31, 2003 and 2002, respectively. The unrealized gain for the three-month periods ended March 31, 2003 and 2002 resulting from the recording of these instruments together with the translation of the Tier A and Tier C bonds is $0.2 million and $0.3 million, respectively, and is included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are still evaluating the potential impact of FIN 46 on our financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2003, all of our cash and cash equivalents were in money market and checking accounts.

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

We are in the process of implementing the changes to our disclosure controls and procedures described in our Annual Report on Form 10-K for the year ended December 31, 2002. These changes relate to (1) notice provisions in, and waivers and amendments of, our contracts, (2) identification of, and communication by, non-executive personnel of deCODE of any material information that they may receive and (3) our financial closing procedures, including timely supervisory review of our accounting for cross-currency swaps.


(b) Changes in internal controls. There have been no significant changes in deCODE's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and the Chief Financial Officer.


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the matters reported in our annual report on Form 10-K for the year ended December 31, 2002.

ITEM 5. OTHER INFORMATION

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

deCODE incurred a net loss of $13.0 million for the three-month period ended March 31, 2003, and has an accumulated deficit of $308.1 million at March 31, 2003. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, Merck and other collaborations, and from contract services and interest revenues. deCODE must continue to make substantial expenditures over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner(TM), the CGM Discovery(TM), the Iceland Health Sector Database and other informatics. Also, with MediChem, deCODE's revenues have increased but operating expenses and, at least for the near term, likely net losses will also increase. In addition, deCODE expects to continue to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact deCODE's results of operations and financial condition is largely dependent upon the extent to which MediChem's capacity is brought to bear on deCODE's in-house programs and how much of their existing contract services business is maintained and developed. As a result, deCODE expects to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.

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

BECAUSE REVENUES ARE CONCENTRATED, THE LOSS OF A SIGNIFICANT CUSTOMER WOULD HARM DECODE'S BUSINESS.

Historically, a substantial portion of deCODE's revenue has been derived from contracts with a limited number of significant customers. deCODE's largest customer, Roche, accounted for approximately 41% of its consolidated revenue in 2002 and 45% of consolidated revenue in the three-month period ended March 31, 2003. Revenue under deCODE's alliance with Merck accounted for approximately 4% of consolidated revenue in 2002 and 14% of consolidated revenue in the three-month period ended March 31, 2003. Revenues under the joint development and commercialization agreement with ABG, which was terminated in the fourth quarter of 2002, accounted for 15% of consolidated revenue in the year ended December 31, 2002. The loss of any significant customer may significantly lower deCODE's revenues and affect deCODE's progression to profitability.

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

The Icelandic parliament has enacted legislation authorizing the Minister of Finance to provide an Icelandic government guarantee of a convertible bond offering of up to $200 million by deCODE for the purpose of financing new activities of deCODE in the area of drug development. To become effective, this legislation must be approved by the EFTA (i.e. the European Free Trade Association) Surveillance Authority (ESA) for compatibility with the state aid stipulations of the agreement on the European Economic Area (EEA), to which Iceland is a signatory. The measure is still under review by ESA. deCODE cannot be certain that ESA will approve the legislation, that the Icelandic government will make use of the authorization and offer the guarantee to deCODE for any or all of the permitted amount, that such offer to deCODE by the Icelandic Government, if effectuated, will be on terms acceptable to deCODE, or that even with such an authorization deCODE will be able to find a market for such an offering of convertible bonds.

DECODE'S CURRENT FACILITIES AND STAFF ARE INADEQUATE FOR COMMERCIAL PRODUCTION AND DISTRIBUTION OF PRODUCTS.

If in the future deCODE chooses to engage directly in the development, manufacturing and marketing of certain products, it will require substantial additional funds, personnel and production facilities.

DECODE'S RELIANCE ON THE ICELANDIC POPULATION MAY LIMIT THE APPLICABILITY OF ITS DISCOVERIES TO CERTAIN POPULATIONS.

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

IF DECODE FAILS TO PROTECT CONFIDENTIAL DATA ADEQUATELY, IT COULD INCUR A LIABILITY OR LOSE ITS DATABASE LICENSE.

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

DECODE'S CREATION AND OPERATION OF THE ICELANDIC HEALTH SECTOR DATABASE MAY BE MORE EXPENSIVE AND TIME CONSUMING THAN DECODE ANTICIPATES, AND MAY LEAD TO LITIGATION.

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

DECODE'S CONTRACTS MAY TERMINATE UPON SHORT NOTICE.

Many of deCODE's contracts are terminable on short notice. This means that deCODE's contracts could be terminated for numerous reasons, any of which may be beyond its control such as a reduction or reallocation of a customer's research and development budget or a change in a customer's overall financial condition. The loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from a contract, could significantly reduce deCODE's profitability and require it to reallocate under-utilized physical and professional resources.

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

DECODE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES AND GOVERNMENT AGENCIES IN THE DEVELOPMENT AND MARKETING OF PRODUCT SERVICES.

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

CHANGES IN OUTSOURCING TRENDS AND ECONOMIC CONDITIONS IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COULD ADVERSELY AFFECT DECODE'S GROWTH.

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

  3.3             Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
                  (Registration No. 333-31984) which became effective on July
                  17, 2000).

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

  4.5             Form of Indexed Bond (Tier A) (Incorporated by reference to
                  Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).

  4.6             Form of Indexed Bond (Tier C) (Incorporated by reference to
                  Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).

  99.1            Certifications pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.


Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.


(b) REPORTS ON FORM 8-K

On March 27, 2003, the Company filed a current report on Form 8-K, dated March 25, 2003, which reported that the Company would be: (i) reporting its full-year 2002 financial results in a subsequent press release, (ii) hosting a webcast of its conference call to discuss the Company's financial results and then recent operating highlights, (iii) issuing restated financial statements for 2001 and the first three quarters of 2002, and (iv) filing an amended annual report on Form 10-K for 2001 and amended quarterly reports on Form 10-Q for the first three quarters of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2003

                                         deCODE genetics, Inc.




                                           /s/ Kari Stefansson
                        --------------------------------------
                                               Kari Stefansson
                                          Chairman, President,
                                   and Chief Executive Officer







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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Dated: May 14, 2003                                  /s/ Kari Stefansson
                                                     -------------------
                                                     Kari Stefansson
                                                     Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Dated: May 14, 2003                                  /s/ Lance Thibault
                                                     ----------------------
                                                     Lance Thibault
                                                     Chief Financial Officer

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

   3.3            Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1
                  (Registration No. 333-31984) which became effective on July
                  17, 2000).

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

   4.5            Form of Indexed Bond (Tier A) (Incorporated by reference to
                  Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).

   4.6            Form of Indexed Bond (Tier C) (Incorporated by reference to
                  Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).

   99.1           Certifications pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.