Form 10-Q
period 2003-06-30
DECODE GENETICS INC
filed 2003-08-13
CIK 1022974

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-30469

deCODE genetics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3326704 (I.R.S. Employer Identification No.)

STURLUGATA 8, IS-101 REYKJAVIK, ICELAND
(Address of Principal Executive Offices, Zip Code)

+354-570-1900
(Registrant's Telephone Number, Including Area Code)

        Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate number of shares of the registrant's common stock outstanding on July 30, 2003 was 53,535,601 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$10,536	$9,442	$22,378	$14,700
Operating Expenses
Research and development, including cost of revenue	16,793	24,040	36,625	42,882
Selling, general and administrative	3,713	5,076	7,809	8,378
Employee termination costs	306	0	791	0

Total operating expense	20,812	29,116	45,225	51,260

Operating loss	(10,276)	(19,674)	(22,847)	(36,560)
Interest income	299	696	654	1,558
Interest expense	(861)	(1,336)	(1,777)	(1,610)
Other non-operating income and (expense), net	606	606	696	704

Net loss before cumulative effect of change in accounting principle	(10,232)	(19,708)	(23,274)	(35,908)
Cumulative effect of change in milestone revenue recognition method	0	0	0	333

Net Loss	$(10,232)	$(19,708)	$(23,274)	$(35,575)

Basic and diluted net loss per share:
Net loss before cumulative effect of change in accounting principle	$(0.20)	$(0.39)	$(0.45)	$(0.76)
Cumulative effect of change in milestone revenue recognition method	—	—	—	0.01
Net Loss	(0.20)	(0.39)	(0.45)	(0.75)
Shares used in computing basic and diluted net loss per share	51,282,154	50,778,836	51,219,783	47,139,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

unaudited

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$70,641	$87,244
Receivables	7,489	5,293
Other current assets	6,965	9,609

Total current assets	85,095	102,146
Restricted cash	6,000	6,000
Property and equipment, net	77,626	83,499
Goodwill	8,863	8,863
Other long-term assets and deferred charges	14,488	12,909

Total assets	$192,072	$213,417

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,681	$4,865
Accrued expenses	10,474	10,613
Current portion of capital lease obligations	7,513	4,311
Current portion of long-term debt	4,582	4,243
Deferred revenue	8,189	7,606

Total current liabilities	34,439	31,638
Capital lease obligations, net of current portion	4,433	5,008
Long-term debt, net of current portion	45,406	44,961
Deferred revenue	4,500	6,557
Other long-term liabilities	7	7
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares Issued and outstanding: none	0	0
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued: 53,783,239 and 53,695,869 shares at June 30, 2003 and December 31, 2002, respectively; Outstanding: 53,535,168 and 53,545,234 shares at June 30, 2003 and December 31, 2002, respectively	54	54
Additional paid-in capital	431,600	431,494
Notes receivable	(6,976)	(7,607)
Deferred compensation	(1,450)	(2,642)
Accumulated deficit	(318,361)	(295,087)
Accumulated other comprehensive income (loss)	0	(1)
Treasury stock, 248,071 and 150,635 shares stated at cost at June 30, 2003 and December 31, 2002, respectively	(1,580)	(965)

Total stockholders' equity	103,287	125,246

Total liabilities, and stockholders' equity	$192,072	$213,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

unaudited

	For the Six-Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(23,274)	$(35,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,185	6,389
Purchased in-process research and development	0	480
Equity in net earnings of affiliate	0	100
Amortization of deferred stock compensation	1,098	1,757
Loss on disposal of equipment	51	0
Charges for write-down of obsolete and excess materials and supplies	797	950
Unrealized gain on derivative financial instruments	(1,163)	(1,327)
Other	220	144
Changes in operating assets and liabilities net of effect of acquisition:
Receivables and other assets	(141)	1,553
Accounts payable and accrued expenses	(1,276)	(2,417)
Deferred research revenue	(1,474)	971
Other	0	(1,023)

Net cash used in operating activities	(17,977)	(27,998)

Cash Flows From Investing Activities:
Purchase of property and equipment	(502)	(13,207)
Proceeds from sale of property and equipment	46	0
Cash acquired in purchase of MediChem, net of transaction costs	0	(722)

Net cash used in investing activities	(456)	(13,929)

Cash Flows From Financing Activities:
Proceeds from financing of property and equipment	4,750	18,695
Repayment of mortgage	0	(11,644)
Issuance of common stock	102	0
Repayment of notes receivable for common stock	65	83
Installment payments on debt and capital lease obligations	(3,087)	(2,838)

Net cash provided by financing activities	1,830	4,296

Net decrease in cash	(16,603)	(37,631)
Cash and cash equivalents at beginning of period.	87,244	153,061

Cash and cash equivalents at end of period	$70,641	$115,430

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

        With its headquarters in Reykjavik, Iceland, deCODE is a population genetics company developing drugs and DNA-based diagnostics based upon its discoveries in the inherited causes of common diseases. deCODE's population approach and resources have enabled it to isolate gene and targets directly involved in the development of many diseases posing significant challenges to public health and deCODE is focused on turning these findings into a pipeline of products. deCODE's customers include major pharmaceutical companies, biotechnology firms, pharmacogenomics companies, universities and other research institutions. deCODE's business is global, with its principal markets in the United States and in Europe.

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

        deCODE's operations are in a single business segment, primarily focused on developing products and services for the healthcare industry from its population-based gene discovery work in Iceland. To date, deCODE's revenues have been largely derived from services provided, including product development service activities. Broadening that discovery work to development of products, deCODE is organized according to product development offerings and services. deCODE's product development activities encompass the discovery and commercialization of novel therapeutics designed against targets identified in deCODE's gene discovery work, as well as the creation of DNA-based diagnostic and pharmacogenomic tests and the development of software systems for making correlations between genetic variation and disease and drug response. deCODE's service offerings include contract service businesses in drug discovery and medicinal chemistry through its Chicago-based pharmaceuticals group, three-dimensional protein crystallography products and contract services through its Seattle-based biostructures group, pharmacogenomics and clinical trials services through its wholly-owned subsidiary Encode, genotyping services carried out in Reykjavik, Iceland and bioinformatics services and tools developed in the course of deCODE's gene and drug target research.

Basis of Presentation

        The unaudited condensed consolidated financial statements included herein have been prepared by deCODE, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of

December 31, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States. deCODE believes the disclosures included in the condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in deCODE's Annual Report on Form 10-K are adequate to make the information presented not misleading.

        Certain reclassifications have been made in the December 31, 2002 balance sheet to be consistent with the June 30, 2003 presentation. These financial statements are reported in United States dollars, deCODE's functional currency. Tabular amounts are stated in thousands, except share and per share amounts.

        The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Use of Estimates

        The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to collaborative arrangements, property and equipment, materials and supplies, income taxes, litigation and other contingencies, materials and supplies, derivatives, intangible assets, and bad debts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenue recorded during the period	$10,466	$15,774	$20,904	$21,005
Revenue recognized during the period	(10,536)	(9,442)	(22,378)	(14,700)
Deferred revenue recorded on acquisition of MediChem	0	0	0	827
Cumulative effect of change in milestone revenue recognition policy	0	0	0	(333)

	(70)	6,332	(1,474)	6,799
Deferred revenue at beginning of period	12,759	11,764	14,163	11,297

Deferred revenue at end of period	$12,689	$18,096	$12,689	$18,096

        Roche accounted for 39% and 40% of consolidated revenue in three-month periods ended June 30, 2003 and 2002, respectively. Roche accounted for 42% and 55% of consolidated revenue in six-month periods ended June 30, 2003 and 2002, respectively. Merck accounted for 18% and 16% of consolidated revenue in the three and six-month period ended June 30, 2003, respectively. Revenue for the six-month periods ended June 30, 2003 and 2002 includes $7,000 and $46,000, respectively, in services provided to Prokaria, a related party.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Research and development expense	$314	$607	$636	$1,189
Selling, general and administrative expense.	232	245	462	568

Total	$546	$852	$1,098	$1,757

        Had compensation cost for all stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS 148"), deCODE's net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net loss attributable to common stockholders—as reported	$(10,232)	$(19,708)	$(23,274)	$(35,575)
Add: Stock-based employee compensation expense included in reported net loss	546	852	1,098	1,757
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,407)	(1,643)	(2,593)	(3,381)

Net loss attributable to common stockholders—pro forma	$(11,093)	$(20,499)	$(24,769)	$(37,199)

Basic and diluted net loss per share—as reported	$(0.20)	$(0.39)	$(0.45)	$(0.75)
Basic and diluted net loss per share—pro forma	(0.22)	(0.40)	(0.48)	(0.79)

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

	June 30,
	2003	2002
	(shares)
Warrants to purchase shares of common stock	1,851,300	1,851,300
Options to purchase shares of common stock	2,288,000	2,554,270
Restricted shares with an associated outstanding non-recourse promissory note	2,226,622	3,359,794

Comprehensive Income (Loss)

        Comprehensive income (loss) generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include foreign currency translation adjustments. The following table presents the calculation of comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(10,232)	$(19,708)	$(23,274)	$(35,575)
Other comprehensive income (loss):
Foreign currency translation	(2)	42	1	(54)

Total comprehensive income (loss)	$(10,234)	$(19,666)	$(23,273)	$(35,629)

Employee Termination Benefits

        In September of 2002, deCODE implemented a cost reduction program including charges related to termination benefits for 132 employees. Of the $2,158,000 then provided, $1,284,000 was paid in 2002 and $874,000 remained accrued and unpaid as of December 31, 2002. Charges for termination benefits for 27 additional employees were added ($485,000) and total termination benefits of $1,155,000 were paid in the three-months ended March 31, 2003. Charges for termination benefits for 17 additional employees were added ($306,000) and total termination benefits of $219,000 were paid in the three-months ended June 30, 2003 leaving $291,000 accrued and unpaid as of June 30, 2003. Termination benefits remaining accrued and unpaid as of June 30, 2003 (17 employees) are expected to be settled in cash over the next six months.

Recent Collaborations

        Merck.    In September 2002, deCODE and Merck & Co., Inc. (Merck) entered into an alliance aimed at developing new treatments for obesity. Under the alliance, deCODE and Merck will combine their research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. Under the terms of the three-year agreement, deCODE will receive research funding, technology access fees, license fees, milestone payments as compounds developed under the alliance advance in the development process, and royalties on successfully marketed alliance drugs.

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

        Wyeth.    In November 2002, deCODE entered into a pharmacogenomics alliance with Wyeth. Under the agreement, deCODE will use its in vitro pharmacogenomics expertise to generate gene expression data for a drug candidate targeted to treatment of certain respiratory diseases.

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

Derivative Financial Instruments

        During the normal course of business, deCODE is exposed to foreign currency risk and interest rate risk. These risks can create volatility in earnings and cash flows from period to period. deCODE's objective is to reduce volatility of earnings and cash flows associated with market risks. Derivative instruments held by the Company are used for hedging and non-speculative purposes. As of June 30, 2003, deCODE maintains two cross-currency swaps for purposes of managing certain of these risks.

        deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a remaining combined notional amount of 1,930 million Icelandic krona (approximately $25 million at June 30, 2003) are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets is $9,193,000 and $6,361,000 as of June 30, 2003 and December 31, 2002, respectively. The unrealized gain for the three-month periods ended June 30, 2003 and 2002 resulting from the recording of these instruments together with the translation of the Tier A and Tier C bonds is $960,000 and $1,073,000, respectively, and for the six-month periods ended June 30, 2003 and 2002 is $1,163,000 and $1,327,000, respectively, and is included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

        The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

Debt

        In June 2003, deCODE sold certain laboratory equipment for $4,750,000 net cash proceeds and leased the equipment back from the counter-party (an Icelandic leasing company) for an 18-month term. As ownership of the equipment will be transferred to deCODE at the end of the lease without any further significant payment, the transaction has been recorded as a financing and no immediate gain was recognized.

Guarantees

        Under its bylaws, deCODE has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. deCODE has a separate indemnification agreement with one of its directors that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments deCODE could be required to make under these indemnification agreements is unlimited; however, deCODE has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, deCODE believes the estimated fair value of these indemnification agreements is minimal. deCODE has no liabilities recorded for these agreements as of June 30, 2003.

        When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these liabilities as of June 30, 2003.

        deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of June 30, 2003.

Litigation

        Other than claims and legal proceedings that arise from time to time in the ordinary course of its business which are not matieral, deCODE has no pending legal proceedings except as follows:

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

        We are aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before Honorable Judge Shira Scheindlin. Pursuant to the underwriting agreement executed in connection with our IPO, we have demanded indemnification from the Underwriter Defendants. The Underwriter Defendants have asserted that our request for indemnification is premature.

        Pursuant to an agreement the Individual Defendants have been dismissed from the case without prejudice. Along with numerous other issuers, we moved to dismiss the complaint for failure to state a claim. On February 19, 2003, Judge Scheindlin granted our motion with respect to the Section 10(b) claims and denied the motion with respect to the Section 11 claims.

        On July 31, 2003, our Board of Directors (other than Dr. Stefansson) conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of deCODE and of the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, and not assert or release, certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The Board agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.

        Due to the inherent uncertainties of litigation and the fact that the settlement is in its early stages, the ultimate outcome of this matter cannot be predicted. If the settlement is not consummated, we expect to contest the allegations against us and our officers vigorously. If we were required to pay significant monetary damages as a result of such litigation (or any other lawsuits alleging similar claims filed against us and our officers in the future), our business could be significantly harmed. Even if such suit concludes in our favor, we may be required to expend significant funds to defend against the allegations. We are unable to estimate the range of possible loss from the litigation and no amounts have been provided for such matters in our financial statements.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. deCODE adopted this standard on July 1, 2003 and its adoption did not have a material impact on deCODE's financial position or results of operations.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. deCODE is evaluating the potential impact of EITF 00-21 on its financial position and results of operations.

        In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the deCODE's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. deCODE adopted this standard on June 1, 2003 and its adoption did not have any impact on deCODE's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Tabular Amounts in Thousands, Except Share and Per Share Amounts)

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

        We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of June 30, 2003 we had an accumulated deficit of $318.4 million. On the basis of our current range of activities, and following the implementation in September 2002 of a plan to reduce costs and maximize the use of automation in our core genetics operations, we anticipate that we will be able to achieve positive cash flow from operations by the end of 2003. At the same time, we believe that the initiation of substantial new activities within this timeframe would require additional expenditures that could delay for some time our achievement of positive cash flow from operations. For example, in our target discovery work on our findings in myocardial infarction and hypertension, we believe we may be able to bypass much of the drug discovery process and enter directly into phase II clinical trials in 2004. We anticipate incurring additional net losses at least through the next two years, due to, among other factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

        We believe that current conditions in the global financial markets and in the pharmaceutical industry pose significant near-term challenges to biotechnology companies such as ourselves, as well as important opportunities. The principal challenge to us posed by the downturn in the market valuations of biotechnology companies and of the equity markets more generally over the past three years is that it restricts our present ability to raise additional capital on favorable terms. In a very broad sense, it appears that the equity markets continue to be more risk-averse than they have been in the past. The markets are therefore less willing to ascribe value to companies such as ourselves which, although developing new technologies that may have the potential for generating successful products, are still considered early-stage and are not yet profitable. This is a general trend affecting not only the biotechnology industry but all industries involved in developing new technologies and products that are unproven in the marketplace. Moreover, it is not certain how long this sentiment in the equity markets will last.

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

Collaborations and Alliances

        Collaborations and further growth in our medicinal chemistry, pharmacogenomics and informatics services will remain an important element of our business strategy and future revenues. Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and our collaborative partners' ability to successfully commercialize products incorporating, or based on, our work. It is also dependent on our ability to maintain and grow our service lines of business. There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, sign additional subscribers to our database services, or successfully expand our medicinal chemistry or pharmacogenomics businesses. Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a materially adverse effect on our business, financial condition and results of operations. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies in the near term. It may be several years before product revenues materialize, if they do at all.

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

        Our consolidated financial statements include the cash flows and results of MediChem from March 18, 2002. The following unaudited pro forma financial information presents our consolidated results as if the acquisition of MediChem occurred at the beginning of 2002. Nonrecurring charges, such as the acquired in-process research and development charge of $480,000 are not reflected in the following pro forma financial information. This pro forma information is not intended to be indicative of future operating results.

	For the Six-Months Ended June 30,
	Actual 2003	Pro-forma 2002
	(in thousands, except per share amounts)
Total Revenues	$22,378	$18,788
Net loss	(23,274)	(39,713)
Basic and diluted net loss per share	(0.45)	(0.78)

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

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to collaborative arrangements, long-lived assets, materials and supplies, foreign exchange transactions, income taxes and litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The impact and any associated risks related to these and our other accounting policies on our business or operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please refer to our notes to the Consolidated Financial Statements in the Annual Report on Form 10-K. There can be no assurance that actual results may not differ from the estimates referred to above.

Results of Operations for the Three and Six Month Periods Ended June 30, 2003 and 2002

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the timing and composition of funding under our various collaborative agreements, as well as the progress of our own research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, reliance on the license to create and run the Icelandic Health Sector Database, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenue recorded during the period	$10,466	$15,774	$20,904	$21,005
Revenue recognized during the period	(10,536)	(9,442)	(22,378)	(14,700)
Deferred revenue recorded on acquisition of MediChem	0	0	0	827
Cumulative effect of change in milestone revenue recognition policy	0	0	0	(333)

	(70)	6,332	(1,474)	6,799
Deferred revenue at beginning of period	12,759	11,764	14,163	11,297

Deferred revenue at end of period	$12,689	$18,096	$12,689	$18,096

        Our revenue was down 11% from the first quarter 2003 to $10.5 million for the three-month period ended June 30, 2003 which compares to $9.4 million for the three-month period ended June 30, 2002, an increase of 12%. Our revenue increased to $22.4 million for the six month period ended June 30, 2003 as compared to $14.7 million for the six month period ending June 30, 2002, an increase of 52%. These revenues reflect performance across our business, including revenue from new partnerships we have formed and the contributions of our pharmaceuticals and biostructures groups, as well as research and product development milestones. Revenue recognized in the three and six month period ended June 30, 2003 results largely from our diagnostics and therapeutics collaborations with Roche, from funding in our alliance with Merck and from the contribution of our pharmaceuticals and biostructures groups. The increase in revenue in the three and six month period ended June 30, 2003 as compared to the same period in 2002 largely is attributable the contribution of our pharmaceuticals and biostructures groups and to the addition of funding in our alliance with Merck. Roche accounted for 39% and 40% of consolidated revenue in three-month periods ended June 30, 2003 and 2002, respectively, and 42% and 55% of consolidated revenue in six-month periods ended June 30, 2003 and 2002, respectively, and Merck accounted for 18% and 16% of consolidated revenue in the three and six month periods ended June 30, 2003, repectively.

        At June 30, 2003, the total amount of deferred revenue that will be recognized in future periods aggregated $12.7 million. Revenue recorded was essentially the same from the first quarter 2003 to $10.5 million for the three month period ended June 30, 2003 as compared to $15.8 million for the three month period ended June 30, 2002, a 34% decrease. Revenues recorded were essentially the same at $20.9 million for the six month period ended June 30, 2003 and $21.0 million for the six month period ended June 30, 2002. Revenue recorded in the 2003 periods as compared to revenue recorded in the 2002 periods is largely attributable to the contribution of our pharmaceuticals and biostructures groups and to our collaboration with Merck, offset somewhat by access fees recorded in 2002 in connection with our diagnostics collaboration with Roche.

        Research and Development Expenses, including Cost of Revenue.    Our research and development expenses were down 15% from the first quarter 2003 to $16.8 million for the three-months ended June 30, 2003, which compares to $24.0 million for the three-months ended June 30, 2002, a decrease of 30%. Our research and development expenses decreased to $36.6 million for the six-month period ended June 30, 2003 as compared to $42.9 million for the six-month period ended June 30, 2002, a decrease of 15%. Our research and development expenses for the three and six month periods ended June 30, 2003 reflect spending related to the range of our disease-gene research programs, including product development and downstream work on targets already identified as well as our pharmaceutical and biostructures groups, which are now an integral part of our operations. Our research and development expenses for the three and six month periods ended June 30, 2003 mark the beginnings of the impact of the cost reduction measures we implemented late in 2002, taking advantage of investments in automation in our disease-gene research programs and with notable reductions in salary expense, usage of chemicals and consumables and research and development overheads.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses were down 9% from the first quarter 2003 to $3.7 million for the three-month period ended June 30, 2003, which compares to $5.1 million for the three-month period ended June 30, 2002, a decrease of 27%. Our selling, general and administrative expenses decreased to $7.8 million for the six-month period ended June 30, 2003 as compared to $8.4 million for the six month period ended June 30, 2002, a decrease of 7%. Our selling, general and administrative expenses for three and six month periods ended June 30, 2003 reflect expanded sales efforts across our businesses and the costs of our pharmaceutical and biostructures groups, but also mark the beginnings of the impact of the cost reduction measures we implemented late in 2002.

        Employee Termination Benefits.    In September of 2002, we implemented a cost reduction program including charges related to termination benefits for 132 employees. Of the $2.2 million then provided, $1.3 million was paid in 2002 and $0.9 million remained accrued and unpaid as of December 31, 2002. Charges for termination benefits for 27 additional employees were added ($0.5 million) and total termination benefits of $1.2 million were paid in the three-months ended March 31, 2003, leaving $0.2 million accrued and unpaid as of March 31, 2003. Charges for termination benefits for 17 additional employees were added ($0.3 million) and total termination benefits of $0.2 million were paid in the three-months ended June 30, 2003 leaving $0.3 million accrued and unpaid as of June 30, 2003. Termination benefits remaining accrued and unpaid as of June 30, 2003 (17 employees) are expected to be settled in cash over the next six months.

        Stock-Based Compensation and Remuneration.    Stock-based compensation and remuneration expense was $0.5 million for the three-month period ended June 30, 2003 as compared to $0.9 million for the three-month period ended June 30, 2002, a decrease of 36%. Stock-based compensation and remuneration expense was $1.1 million for the six-month period ended June 30, 2003 as compared to $1.8 million for the six-month period ended June 30, 2002, a decrease of 38%. With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested or forfeited. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

        Interest Income.    Our interest income decreased to $0.3 million for the three-month period ended June 30, 2003 as compared to $0.7 million for the three-month period ended June 30, 2002, a decrease of 57%. Our interest income decreased to $0.7 million for the six-month period ended June 30, 2003 as compared to $1.6 million for the six-month period ended June 30, 2002, a decrease of 58%. The decrease is attributable to the decline of prevailing interest rates but also from an overall decrease in our cash balance as we continue to use the proceeds of our initial public offering for operations.

        Interest Expense.    Our interest expense decreased to $0.9 million expense for the three-month period ended June 30, 2003 as compared to $1.3 million for the three-month period ended June 30, 2002, a decrease of 36%. Our interest expense increased to $1.8 million for the six-month period ended June 30, 2003 as compared to $1.6 million for the six-month period ended June 30, 2002, an increase of 10%. Our interest expense reflects the cost of financings put into place during the late part of 2001 and early part of 2002. The decrease for the three month period ended June 30, 2003 as compared to the three month period ended June 30, 2002 is largely attributable to a decline in underlying Libor rates.

        Other non-operating income and (expense), net.    Our other non-operating income and expense, net was a net income of $0.6 and $0.7 million for the three and six month periods ended June 30, 2003, respectively and a net income of $0.6 and $0.7 million for the three and six month periods ended June 30, 2002. Our other non-operating income and expense, net for the three and six month periods ended June 30, 2003 comprises unrealized swap gains ($1.0 million and $1.2 million, respectively) and net foreign exchange losses ($0.4 million and $0.5 million, respectively).

        Income Taxes.    As of June 30, 2003, we had an accumulated deficit of $318.4 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three and six month periods ended June 30, 2003 or 2002. As of December 31, 2002, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $32.2 million to offset future taxable income in the United States that expire at various dates through 2022. Also, as of December 31, 2002 our foreign subsidiaries had net operating loss carryforwards of approximately $107.4 million that expire in varying amounts beginning in 2006.

        Net Loss and Basic and Diluted Net Loss Per Share.    Net loss and basic and diluted net loss per share were $10.2 million and $0.20 per share, respectively, for the three-month period ended June 30, 2003, as compared to $19.7 million and $0.39 per share, respectively, for the three-month period ended June 30, 2002, a decrease of 48% in net loss and a decrease of 49% in basic and diluted net loss per share. Net loss and basic and diluted net loss per share were $23.3 million and $0.45 per share, respectively, for the six-month period ended June 30, 2003, as compared to $35.6 million and $0.75 per share, respectively, for the six-month period ended June 30, 2002, a decrease of 35% in net loss and a decrease of 40% in basic and diluted net loss per share. Increased revenue and the introduction of significant operational efficiencies account for these reductions.

Liquidity and Capital Resources

        We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments ($467 million from the beginning of 1999 to-date). As of June 30, 2003, future funding under terms of our existing agreements is approximately $64 million excluding milestone payments and royalties that we may earn under such collaborations.

        Cash and Cash Equivalents.    As of June 30, 2003, we had $76.6 million in cash and cash equivalents, including $6 million of restricted cash. Available cash is invested in accordance with our investment policy's primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

        Operating Activities.    Working capital needs resulted in the net use of $2.9 million of funds in the six-month period ended June 30, 2003 and $0.9 million in the six-month period ended June 30, 2002. Net cash used in operating activities decreased $10.0 million in the six-month period ended June 30,

2003 as compared to the six-month period ended June 30, 2002, reflecting the beginnings of the impact of the cost reduction measures we implemented late in 2002.

        Investing Activities.    Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the six-month period ended June 30, 2003 were $0.5 million as compared to $13.2 million in the six-month period ended June 30, 2002. We principally made replacement capital expenditures during the six-month period ended June 30, 2003. During the six-month period ended June 30, 2002 we expended $5.7 million in respect of the new building, $2.8 million for the purchase of DNA analyzers under our supply agreement with ABG and acquired $3.3 million of cash in the purchase of MediChem. There were also $4.0 million of MediChem transaction costs, resulting in a net outlay of cash for the six month period ended June 30, 2002 in connection with the acquisition of $0.7 million. Net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

        Financing Activities.    Net cash of $1.8 million was provided by financing activities in the six-month period ended June 30, 2003 as compared to $4.3 million in the six-month period ended June 30, 2002. Financing activities for the six-month period ended June 30, 2003 largely consisted of the sale and 18-month leaseback of certain laboratory equipment ($4.8 million) and installment payments on our existing debt and capital lease obligations ($3.1 million). In December 2001, we established a $27.5 million bridge loan with an Icelandic financial institution to finance the construction of our new headquarters facility. We repaid the borrowings under the bridge loan in January and March 2002 with the proceeds from our Tier A $13.5 million bond offering, Tier C $7.3 million offering of privately placed bonds and Tier D $6.7 million bank loan. $14 million of cash that was restricted as of December 31, 2001 was provided in 2002 in the final financing (Tiers C and D) of our new headquarters facility.

        We seek to maintain a desired level of floating-rate debt with respect to our overall debt portfolio denominated in U.S. dollars. To this end, we have entered into two interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a remaining combined notional amount of 1,930 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets is $9.2 million and $5.3 million as of June 30, 2003 and 2002, respectively. The unrealized gain for the six-month periods ended June 30, 2003 and 2002 resulting from the recording of these instruments together with the translation of the Tier A and Tier C bonds is $1.2 million and $1.3 million, respectively, and is included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

        General    Following the implementation in September 2002 of a plan to reduce headcount and maximize the use of automation in our core genetics operations and based upon current plans, we believe that our existing resources will be adequate to satisfy our capital needs for several years. Our cash requirements depend on numerous factors, including our ability to obtain new research collaboration agreements, to obtain subscription and collaboration agreements for the database services; to obtain and maintain contract service agreements in our chemistry services and clinical research trials groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that our sequencing and genotyping operations remain competitive; and capital expenditures required to expand our facilities. Changes in our research and development plans, the entry into clinical trials of a drug based on our discoveries, or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We adopted this standard on July 1, 2003 and its adoption did not have a material impact on our financial position or results of operations.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are evaluating the potential impact of EITF 00-21 on our financial position and results of operations.

        In April 2003, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. We adopted this standard on June 1, 2003 and its adoption did not have any impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2003, all of our cash and cash equivalents were in money market and checking accounts.

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

Item 4. Controls and Procedures

        a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of deCODE's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, except as described below, as of the end of such fiscal quarter deCODE's current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports deCODE files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

        We are in the process of implementing the changes to our disclosure controls and procedures described in our Annual Report on Form 10-K for the year ended December 31, 2002. These changes relate to (1) notice provisions in, and waivers and amendments of, our contracts, (2) identification of, and communication by, non-executive personnel of deCODE of any material information that they may receive and (3) our financial closing procedures.

        b) Changes in internal control over financial reporting. There was no change in deCODE's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, deCODE's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        There has been no change in the matters reported in our annual report on Form 10-K for the year ended December 31, 2002 except as follows:

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

        We are aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before Honorable Judge Shira Scheindlin. Pursuant to the underwriting agreement executed in connection with our IPO, we have demanded indemnification from the Underwriter Defendants. The Underwriter Defendants have asserted that our request for indemnification is premature.

        Pursuant to an agreement the Individual Defendants have been dismissed from the case without prejudice. Along with numerous other issuers, we moved to dismiss the complaint for failure to state a claim. On February 19, 2003, Judge Scheindlin granted our motion with respect to the Section 10(b) claims and denied the motion with respect to the Section 11 claims.

        On July 31, 2003, our Board of Directors (other than Dr. Stefansson) conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of deCODE and of the Individual Defendants for the conduct alleged in the amended complaint to be wrongful. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, and not assert or release, certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The Board agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.

        Due to the inherent uncertainties of litigation and the fact that the settlement is in its early stages, the ultimate outcome of this matter cannot be predicted. If the settlement is not consummated, we expect to contest the allegations against us and our officers vigorously. If we were required to pay significant monetary damages as a result of such litigation (or any other lawsuits alleging similar claims filed against us and our officers in the future), our business could be significantly harmed. Even if such suit concludes in our favor, we may be required to expend significant funds to defend against the allegations. We are unable to estimate the range of possible loss from the litigation and no amounts have been provided for such matters in our financial statements.

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

        Any pharmaceutical or diagnostic products that deCODE or its collaborators are able to develop will fail to produce revenues unless deCODE:

  •
  establishes that they are safe and effective;

  •
  successfully competes with other technologies and products;

  •
  ensures that they do not infringe on the proprietary rights of others;

  •
  establishes that they can be manufactured in sufficient quantities at reasonable costs; and

  •
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

  •
  create database and cross reference software that is free from design defects or errors;

  •
  effectively use the information derived from the Clinical Genome Miner(TM) and other bioinformatics services and tools in disease management, analysis of drug response, gene discovery and drug target validation; and

  •
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

        deCODE incurred a net loss of $23.3 million for the six-month period ended June 30, 2003, and has an accumulated deficit of $318.4 million at June 30, 2003. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, Merck and other collaborations, and from contract services and interest income. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). As a result, we expect that our operating expenses will increase significantly in the near term, and we will need to generate significant additional revenues to achieve profitability. deCODE must also continue to make substantial expenditures over the next several years to develop its technologies and its internal research programs and to prepare the Clinical Genome Miner(TM), the CGM Discovery(TM), the Iceland Health Sector Database and other informatics. Also, with MediChem, deCODE's revenues have increased but operating expenses and, at least for the near term, likely net losses will also increase. In addition, deCODE expects to continue to fund the working capital needs and operating activities of MediChem in the near term. As a result, deCODE expects to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.

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

Because Revenues Are Concentrated, the Loss of a Significant Customer Would Harm deCODE's Business.

        Historically, a substantial portion of deCODE's revenue has been derived from contracts with a limited number of significant customers. deCODE's largest customer, Roche, accounted for approximately 41% of its consolidated revenue in 2002 and 42% of consolidated revenue in the six-month period ended June 30, 2003. Revenue under deCODE's alliance with Merck accounted for approximately 4% of consolidated revenue in 2002 and 16% of consolidated revenue in the six-month period ended June 30, 2003. Revenues under the joint development and commercialization agreement with ABG, which was terminated in the fourth quarter of 2002, accounted for 15% of consolidated revenue in the year ended December 31, 2002. The loss of any significant customer may significantly lower deCODE's revenues and affect deCODE's progression to profitability.

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

  •
  the number, breadth and progress of its discovery and research programs;

  •
  its ability to attract customers;

  •
  its ability to commercialize its discoveries and the resources it devotes to commercialization;

  •
  the amount it spends to enforce patent claims and other intellectual property rights; and

  •
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

        The Icelandic parliament has enacted legislation authorizing the Minister of Finance to provide an Icelandic government guarantee of a convertible bond offering of up to $200 million by deCODE for the purpose of financing new activities of deCODE in the area of drug development. To become effective, this legislation must be approved by the EFTA (i.e. the European Free Trade Association) Surveillance Authority (ESA) for compatibility with the state aid stipulations of the agreement on the European Economic Area (EEA), to which Iceland is a signatory. The measure is still under review by ESA, which announced on July 16, 2003 that it would conduct a formal investigation procedure with regard to the proposed state guarantee. deCODE cannot be certain that ESA will approve the legislation, that the Icelandic government will make use of the authorization and offer the guarantee to deCODE for any or all of the permitted amount, that such offer to deCODE by the Icelandic Government, if effectuated, will be on terms acceptable to deCODE, or that even with such an authorization deCODE will be able to find a market for such an offering of convertible bonds.

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

        Iceland is subject to both European Free Trade Association and European Union competition and public procurement rules. If it is determined that the Database Act or the Database License breaches such rules, the Database License could be revoked or diluted. In addition to the costs of developing the system, the terms of the license require us to pay the Icelandic government a fixed fee for operating the IHD of 70 million Icelandic Krona per year (approximately $914,000 USD as of June 2003), and an additional 6% of any profits per annum from its commercialization.

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

  •
  supervising clinical trials;

  •
  data and laboratory analysis;

  •
  patient recruitment;

  •
  acting as investigators in conducting clinical trials; and

  •
  engaging in Phase I clinical trials.

        If, in the course of these trials or activities deCODE does not perform its services to contractual or regulatory standards;

  •
  patients or volunteers suffer personal injury caused by or death from adverse reactions to the test drugs or otherwise;

  •
  there are deficiencies in the professional conduct of the investigators with whom deCODE contracts;

  •
  one of deCODE's laboratories inaccurately reports or fails to report lab results; or

  •
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

        deCODE must form research collaborations and licensing arrangements with several partners at the same time in order to execute its business strategy. deCODE currently has only six substantial collaborative relationships, including two with Roche. To succeed, deCODE will have to maintain or expand these relationships and establish additional collaborations. There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, sign additional subscribers to our database services, or successfully expand our medicinal chemistry or pharmacogenetics businesses. Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a material, adverse effect on our business, financial condition and results of operations. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies in the near term. It may be several years before product revenues materialize, if they do at all.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 30, 2002 (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002).
3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
4.2	Form of Warrant to Purchase Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
4.3	Form of Warrant to Purchase Series C Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
4.4	Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).
4.5	Form of Indexed Bond (Tier A) (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).
4.6	Form of Indexed Bond (Tier C) (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note:
Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

        (b) Reports on Form 8-K

        On April 1, 2003, deCODE filed a Current Report on Form 8-K reporting the issuance of a press release containing financial information regarding its results of operations and financial condition for the years ended December 31, 2001 and December 31, 2002, and the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

        On May 14, 2003, deCODE filed a Current Report on Form 8-K reporting the issuance of a press release containing financial information regarding its results of operations and financial condition for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	deCODE genetics, Inc.
/s/ KARI STEFANSSON Kari Stefansson Chairman, President, and Chief Executive Officer
/s/ LANCE THIBAULT Lance Thibault Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 30, 2002 (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002).
3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
4.2	Form of Warrant to Purchase Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
4.3	Form of Warrant to Purchase Series C Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
4.4	Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).
4.5	Form of Indexed Bond (Tier A) (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).
4.6	Form of Indexed Bond (Tier C) (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note:
Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.