Form 10-Q
period 2003-09-30
DECODE GENETICS INC
filed 2003-11-13
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 000-30469

deCODE genetics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3326704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

STURLUGATA 8, IS-101 REYKJAVIK, ICELAND

(Address of Principal Executive Offices, Zip Code)

+354-570-1900

(Registrant’s Telephone Number, Including Area Code)

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

The aggregate number of shares of the registrant’s common stock outstanding on October 26, 2003 was 53,951,831 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

unaudited

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
REVENUE	$12,763	$8,982	$35,141	$23,682

OPERATING EXPENSES
Research and development, including cost of revenue	11,068	23,856	47,516	66,634
Selling, general and administrative	3,989	5,753	11,975	14,235
Impairment, employee termination costs and other charges	115	64,790	906	64,790
Total operating expense	15,172	94,399	60,397	145,659
Operating loss	(2,409)	(85,417)	(25,256)	(121,977)
Interest income	243	711	897	2,269
Interest expense	(826)	(589)	(2,603)	(2,199)
Other non-operating income and (expense), net	1,706	(144)	2,402	560
Net loss before cumulative effect of change in accounting principle	(1,286)	(85,439)	(24,560)	(121,347)
Cumulative effect of change in milestone revenue recognition method	0	0	0	333
Net Loss	$(1,286)	$(85,439)	$(24,560)	$(121,014)

Basic and diluted net loss per share:

Net loss before cumulative effect of change in accounting principle	$(0.03)	$(1.68)	$(0.48)	$(2.51)
Cumulative effect of change in milestone revenue recognition method	—	—	—	0.01
Net Loss	(0.03)	(1.68)	(0.48)	(2.50)

Shares used in computing basic and diluted net loss per share	51,399,816	50,958,332	51,262,995	48,425,673

The accompanying notes are an integral part of the condensed consolidated financial statements

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

unaudited

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$72,392	$87,244
Receivables	4,651	5,293
Other current assets	7,416	9,609
Total current assets	84,459	102,146
Restricted cash	6,000	6,000
Property and equipment, net	74,776	83,499
Goodwill	8,863	8,863
Other long-term assets and deferred charges	15,846	12,909
Total assets	$189,944	$213,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,807	$4,865
Accrued expenses and other current liabilities	8,967	10,613
Current portion of capital lease obligations	7,631	4,311
Current portion of long-term debt	4,628	4,243
Deferred revenue	9,018	7,606
Total current liabilities	35,051	31,638
Capital lease obligations, net of current portion	2,514	5,008
Long-term debt, net of current portion	45,297	44,961
Deferred revenue	4,500	6,557
Other long-term liabilities	7	7

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares Issued and outstanding: none	0	0
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued: 53,942,888 and 53,695,869 shares at September 30, 2003 and December 31, 2002, respectively; Outstanding: 53,942,888 and 53,545,234 shares at September 30, 2003 and December 31, 2002, respectively	54	54
Additional paid-in capital	429,823	431,494
Notes receivable	(6,726)	(7,607)
Deferred compensation	(930)	(2,642)
Accumulated deficit	(319,647)	(295,087)
Accumulated other comprehensive income (loss)	1	(1)
Treasury stock, 0 and 150,635 shares stated at cost at September 30, 2003 and December 31, 2002, respectively	0	(965)
Total stockholders’ equity	102,575	125,246
Total liabilities, and stockholders’ equity	$189,944	$213,417

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

unaudited

	FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,560)	$(121,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,546	10,111
Purchased in-process research and development	0	480
Equity in net earnings of affiliate	0	200
Amortization of deferred stock compensation	1,617	2,489
Loss/(gain) on disposal of equipment	(10)	399
Gain on sale of investment in common stock of eMR	(254)	0
Impairment of property, equipment and intangibles	0	7,474
Impairment of goodwill	0	53,400
Charges for write-down of obsolete and excess materials and supplies	802	2,709
Unrealized gain on derivative financial instruments	(2,386)	(1,576)
Other	101	149
Changes in operating assets and liabilities net of effect of acquisition:
Receivables and other assets	2,560	5,364
Accounts payable, accrued expenses and other current liabilities	(3,658)	(5,540)
Deferred revenue	(645)	3,964
Other	0	(1,031)
Net cash used in operating activities	(15,887)	(42,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(714)	(14,065)
Proceeds from sale of property and equipment	75	0
Cash acquired in purchase of MediChem, net of transaction costs	0	(571)
Net cash used in investing activities	(639)	(14,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from financing of property and equipment	4,750	18,695
Proceeds from short-term borrowings	2,000	0
Repayment of mortgage	0	(11,879)
Issuance of common stock	116	12
Repayment of notes receivable for common stock	106	193
Installment payments on debt and capital lease obligations	(5,298)	(4,111)
Net cash provided by financing activities	1,674	2,910
Net decrease in cash	(14,852)	(54,148)
Cash and cash equivalents at beginning of period	87,244	153,061
Cash and cash equivalents at end of period	$72,392	$98,913

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share and per share amounts)

THE COMPANY

References in this report to deCODE and “we” and “us” refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.’s wholly owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries Encode ehf., deCODE Cancer ehf. and Vetrargardurinn ehf. as well as deCODE genetics, Inc.’s wholly owned subsidiary, MediChem Life Sciences, Inc., a Delaware corporation, and its subsidiaries MediChem Research, Inc., ThermoGen, Inc., Emerald BioStructures, Inc., Advanced X-Ray Analytical Services, Inc. and MediChem Management, Inc.

With its headquarters in Reykjavik, Iceland, deCODE is a population genetics company developing drugs and DNA-based diagnostics based upon its discoveries in the inherited causes of common diseases. deCODE’s population approach and resources have enabled it to isolate gene and targets directly involved in the development of many of the biggest challenges to public health.  deCODE is focused on turning these findings into a pipeline of products which it believes will be able to combat the cause of disease, not just the signs and symptoms. deCODE’s customers include major pharmaceutical companies, biotechnology firms, pharmacogenomics companies, universities and other research institutions. deCODE’s business is global, with its principal markets in the United States and in Europe.

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

deCODE’s operations are in a single business segment, primarily focused on developing products for and providing services to the healthcare industry from its population-based gene discovery work in Iceland. To date, deCODE’s revenues have been largely derived from services provided, including product development service activities. Broadening that discovery work to development of products, deCODE is organized according to product development offerings and services. deCODE’s product development activities encompass the discovery and commercialization of novel therapeutics designed against targets identified in deCODE’s gene discovery work, as well as the creation of DNA-based diagnostic and pharmacogenomic tests and the development of software systems for making correlations between genetic variation and disease and drug response. deCODE’s service offerings include contract service businesses in drug discovery and medicinal chemistry through its Chicago-based pharmaceuticals group, three-dimensional protein crystallography products and contract services through its Seattle-based biostructures group, pharmacogenomics and clinical trials services through its wholly-owned subsidiary Encode, genotyping services carried out in Reykjavik, Iceland and bioinformatics services and tools developed in the course of deCODE’s gene and drug target research.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by deCODE, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States. deCODE believes the disclosures included in the condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in deCODE’s Annual Report on Form 10-K are adequate to make the information presented not misleading.

Certain reclassifications have been made in the December 31, 2002 balance sheet and in the three and nine month periods ending September 30, 2002 to be consistent with the current presentation.  These financial statements are reported in United States dollars, deCODE’s functional currency.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(in thousands)
Revenue recorded during the period	$13,592	$11,975	$34,496	$32,980
Revenue recognized during the period	(12,763)	(8,982)	(35,141)	(23,682)
Deferred revenue recorded on acquisition of MediChem	0	0	0	827
Cumulative effect of change in milestone revenue recognition policy	0	0	0	(333)
	829	2,993	(645)	9,792
Deferred revenue at beginning of period	12,689	18,096	14,163	11,297
Deferred revenue at end of period	$13,518	$21,089	$13,518	$21,089

deCODE’s collaborative relationship include F. Hoffman-La Roche (“Roche”) and Merck & Co., Inc. (“Merck”).  Roche accounted for 38% and 45% of consolidated revenue in three-month periods ended September 30, 2003 and 2002, respectively.  Roche accounted for 40% and 51% of consolidated revenue in nine-month periods ended September 30, 2003 and 2002, respectively.  Merck accounted for 28% and 20% of consolidated revenue in the three and nine-month period ended September 30, 2003, respectively.  Revenue for the nine-month periods ended September 30, 2003 and 2002 includes $7,000 and $98,000, respectively, in services provided to Prokaria, a related party.

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(in thousands)
Research and development expense	$323	$498	$959	$1,687
Selling, general and administrative expense.	196	233	658	802
Total	$519	$731	$1,617	$2,489

Had compensation cost for all stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”), deCODE’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(in thousands)

Net loss attributable to common stockholders - as reported	$(1,286)	$(85,439)	$(24,560)	$(121,014)
Add: Stock-based employee compensation expense included in reported net loss	519	731	1,617	2,489
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,135)	(1,325)	(3,731)	(4,906)
Net loss attributable to common stockholders - pro forma	$(1,902)	$(86,033)	$(26,674)	$(123,431)
Basic and diluted net loss per share - as reported	$(0.03)	$(1.68)	$(0.48)	$(2.50)
Basic and diluted net loss per share - pro forma	(0.04)	(1.69)	(0.52)	(2.55)

The effects of applying the provisions of SFAS No. 123 on net loss and net loss per share as stated above is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years.

In May 2003, deCODE granted options to purchase 633,400 shares of common stock to employees under the 1996 Equity Incentive Plan.  In October and November 2003, deCODE granted options to purchase 500,500 shares of common stock to employees and a director under the 1996 Equity Incentive Plan.  In addition, 25,504 shares of common stock were granted to employees under the 1996 Equity Incentive Plan.  Stock-based compensation of approximately $0.7 million with respect to these grants will be charged to the statement of operations in the fourth quarter.

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

	SEPTEMBER 30,
	2003	2002
	(shares)

Warrants to purchase shares of common stock	1,400,467	1,851,300
Options to purchase shares of common stock	2,151,451	2,580,662
Restricted shares with an associated outstanding non-recourse promissory note	2,089,783	2,972,625

In September 2003, warrants to purchase 450,833 shares of common stock were exercised in accordance with the terms of the original respective warrant agreements for a net common stock issuance of 425,785 shares.  Of the 425,785 shares of common stock issued, 278,947 were issued from deCODE’s treasury stock.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include foreign currency translation adjustments. The following table presents the calculation of comprehensive income:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(in thousands)

Net loss	$(1,286)	$(85,439)	$(24,560)	$(121,014)
Other comprehensive income (loss):
Foreign currency translation	1	0	2	(54)
Total comprehensive income (loss)	$(1,285)	$(85,439)	$(24,558)	$(121,068)

EMPLOYEE TERMINATION COSTS

In September of 2002, deCODE implemented a cost reduction program including charges related to termination benefits for 132 employees. Of the $2,158,000 then provided, $1,284,000 was paid in 2002 and $874,000 remained accrued and unpaid as of December 31, 2002. Charges for termination benefits for 27 additional employees were added ($485,000) and total termination benefits of $1,155,000 were paid in the three-months ended March 31, 2003.  Charges for termination benefits for 17 additional employees were added ($306,000) and total termination benefits of $219,000 were paid in the three-months ended June 30, 2003 leaving $291,000 accrued and unpaid as of June 30, 2003.  Charges for termination benefits for 14 additional employees were added ($115,000) and total termination benefits of $328,000 were paid in the three-months ended September 30, 2003 leaving $78,000 accrued and unpaid as of September 30, 2003.  Termination benefits remaining accrued and unpaid as of September 30, 2003 (10 employees) are expected to be settled in cash over the next three months.

RESEARCH AND DEVELOPMENT

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(in thousands)
Gross research and development expense	$14,289	$23,856	$50,737	$66,634
Reversal of license fees	(3,221)	0	(3,221)	0
Total	$11,068	$23,856	$47,516	$66,634

On January 22, 2000, the Icelandic Ministry of Health and Social Security (the “Ministry”), granted deCODE an operating license (the “License”) to create, operate and commercialize the Icelandic Health Sector Database (the “IHD”), or the License.  As required by the License, and concurrently with its issuance, deCODE entered into an agreement (the “Agreement”) with the Ministry whereby deCODE would be obligated to pay the Icelandic government a fixed annual fee of 70 million Icelandic kronas per year (approximately $920,000 as of September 2003) and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic krona per year as a consideration for the rights granted to deCODE under the License.  Through June 2003, $3,221,000 in respect of these annual fees had been provided for and included in other accrued expenses.  Under the terms of the Agreement, certain events needed to take place in order for the fixed annual fee to become due, including the consummation of certain data transfer agreements with the two largest Icelandic hospitals, which have subsequently merged to from the National University Hospital (“NUH”).  No such agreement with the NUH has been consummated, and the IHD has not been commercialized primarily because the Icelandic Data Protection Authority has not issued the required security certification.  In light of the development of our business since the Agreement was entered into, the lack of the required agreement with the NUH and the fact that the Icelandic Data Protection Authority has not issued the required security certification, we do not expect to operate the IHD under the terms of the Agreement.  As such, management’s estimation after consultation with legal counsel is that it is no longer probable that the accrued fixed annual fee will become due, and accordingly, a reversal of the accrued fees has reduced recorded research and development expenses for the three and nine month periods ended September 30, 2003.

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

IBM. In January 2003, deCODE announced a three-year strategic alliance with IBM under which deCODE and IBM will jointly market and sell deCODE’s Clinical Genome Miner (CGM) Discovery(TM) system running on IBM hardware and software. CGM Discovery(TM) is the same statistically-based application for isolating and analyzing genes and gene variations associated with particular diseases that deCODE has used its gene discovery programs. The alliance aims to take advantage of deCODE’s expertise in genetics and IBM’s leadership in hardware and software systems to create solutions for what deCODE and IBM believe is a growing market for information-based medicine.

Wyeth. In November 2002, deCODE entered into a pharmacogenomics alliance with Wyeth. Under the agreement, deCODE will use its in vitro pharmacogenomics expertise to generate gene expression data for a drug candidate targeted to treatment of certain respiratory diseases.

Vertex Pharmaceuticals. In January 2003 deCODE announced an agreement with Vertex Pharmaceuticals under which we will gather and analyze pharmacogenomic data as part of clinical trials our subsidiary Encode conducts on Vertex developmental compounds. The first project under the agreement is a phase IIa clinical trial for Vertex’s VX-148 treatment for psoriasis. Our pharmacogenomics capabilities will enable Vertex to gain an understanding, in conjunction with clinical trial results, of genetic factors affecting the responses of individuals to treatment. This information may be useful in designing subsequent clinical strategies and pharmacogenomic tests. Based upon the results of work under this agreement, the parties may extend the collaboration to the development and commercialization of pharmacogenomic tests.

Families of Spinal Muscular Atrophy. In February 2003, deCODE and Families of Spinal Muscular Atrophy (FSMA), an organization founded to promote research leading to the effective treatment of this debilitating and often fatal disease, announced the signing of an agreement aimed at developing a new therapeutic compound for spinal muscular atrophy. Using promising compounds identified through previous FSMA-funded gene- and drug-discovery work, deCODE’s Chicago-based pharmaceuticals group will identify the most promising lead compounds, optimize these compounds, and conduct the medicinal chemistry and scale-up work to develop a potentially effective new drug ready for clinical trials. The three-year agreement is potentially worth $5.2 million, including milestones for the successful development of a compound approved for clinical trials.

DERIVATIVE FINANCIAL INSTRUMENTS

During the normal course of business, deCODE is exposed to foreign currency risk and interest rate risk. These risks can create volatility in earnings and cash flows from period to period. deCODE’s objective is to reduce volatility of earnings and cash flows associated with market risks. Derivative instruments held by the Company are used for hedging and non-speculative purposes. As of September 30, 2003, deCODE maintains two cross-currency swaps for purposes of managing certain of these risks.

deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a remaining combined notional amount of 1,930 million Icelandic krona (approximately $25 million at September 30, 2003) are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets is $10,711,000 and $6,361,000 as of September 30, 2003 and December 31, 2002, respectively. The unrealized gain for the three-month periods ended September 30, 2003 and 2002 resulting from the recording of these instruments together with the translation of the Tier A and Tier C bonds is $1,224,000 and $249,000, respectively, and for the nine-month periods ended September 30, 2003 and 2002 is $2,386,000 and $1,576,000, respectively, and is included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

INVESTMENTS

Included in other non-operating income and expense for the three and nine months period ended September 30, 2003 is a gain recorded on the sale of deCODE’s investment in the common stock of eMR ($254,000).  As of September 30, 2003, deCODE does not have any remaining ownership interest in eMR.

DEBT

In June 2003, deCODE sold certain laboratory equipment for $4,750,000 net cash proceeds and leased the equipment back from the counter-party (an Icelandic leasing company) for an 18-month term.  As ownership of the equipment will be transferred to deCODE at the end of the lease without any further significant payment, the transaction has been recorded as a financing and the gain ($1,418,000) has been deferred and is being amortized over the remaining useful life of the leased equipment (3 years).

Included in accrued expenses and other current liabilities as of September 30, 2003 is a $2,000,000 loan with an Icelandic financial institution that is due on October 30, 2003 and bears an interest rate of one month LIBOR plus 1% (2.12% at September 30, 2003).  On October 30, 2003, this loan was extended for a further ninety days at an interest rate of three month LIBOR plus 0.90%.

GUARANTEES

Under its bylaws, deCODE has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was serving, at its request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. deCODE has a separate indemnification agreement with one of its directors that requires it, subject to certain exceptions, to indemnify him to the fullest extent authorized or permitted by its bylaws and the Delaware General Corporation Law. The maximum potential amount of future payments deCODE could be required to make under these indemnification agreements is unlimited; however, deCODE has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, deCODE believes the estimated fair value of these indemnification agreements is minimal. deCODE has no liabilities recorded for these agreements as of September 30, 2003.

When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these liabilities as of September 30, 2003.

deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of September 30, 2003.

LITIGATION

Other than claims and legal proceedings that arise from time to time in the ordinary course of its business which are not material, deCODE has no pending legal proceedings except as follows:

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

On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock. The complaint names us, two of our current executive officers (the “Individual Defendants”), and the two lead underwriters (the “Underwriter Defendants”) for our initial public offering in July 2000 (the “IPO”) as defendants.

In the amended pleading, the plaintiff alleges violations of Section 11 of the Securities Act of 1933 and violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against us, the Individual Defendants and the Underwriter Defendants. In addition, the amended complaint alleges violations of Section 15 of the Securities Act of 1933, and Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. Generally, the amended complaint alleges that the Underwriter Defendants: (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the shares of our stock sold in the IPO; (ii) entered into agreements with customers whereby the Underwriter Defendants agreed to allocate shares of our stock sold in the IPO to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices; and (iii) improperly used their analysts, who purportedly suffered from conflicts of interest, to manipulate the market. The amended complaint further alleges that the prospectus incorporated into the registration statement for the IPO was materially false and misleading in that it failed to disclose these arrangements. The amended complaint also alleges that we and the Individual Defendants had numerous interactions and contacts with the Underwriters from which we and the Individual Defendants either knew of, or recklessly disregarded, the Underwriters’ purported wrongful acts. The suit seeks unspecified monetary and recissionary damages and certification of a plaintiff class consisting of all persons who purchased shares of our common stock from July 17, 2000 to December 6, 2000.

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

NOTES RECEIVABLE

On November 1, 2003, principal and accrued interest in the amount of $1,846,000 under a promissory note from an executive officer to the Company, which was delivered to the Company in 1999 in connection with the officer’s early exercise of a stock option for 260,000 shares of common stock and was secured by a pledge of such shares, became due.  On November 3, 2003, and in accordance with the terms of the note, the Company applied 240,096 shares of the pledged stock (valued at $1,846,000 based on the opening price on the Nasdaq Stock Market on November 3, 2003) to payment of principal and interest due on the note.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003. deCODE adopted this standard on July 1, 2003 and its adoption did not have an impact on deCODE’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in after October 1, 2003 and its adoption did not have a material impact on deCODE’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board  (FASB) released Statement of Financial Accounting Standards  (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  deCODE adopted this standard on July 1, 2003 and its adoption did not have any impact on deCODE’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003.  deCODE adopted this standard on June 1, 2003 and its adoption did not have any impact on deCODE’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (TABULAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

Our business is divided into two components: products and services. Our primary product focus is on the discovery and commercialization of novel therapeutics designed against targets identified in our population-based gene discovery work. Through the acquisition in March 2002 of MediChem Life Sciences and its subsidiary, Emerald Biostructures, now our pharmaceuticals and biostructures groups, we have integrated capabilities for applying genetic findings to the development of drugs, both through our own programs and in alliance with our corporate partners. We are also applying the links we have identified between genetic factors and disease to create DNA-based diagnostic and pharmacogenomic tests.  We believe that such tests will become a standard part of healthcare within the coming decade, making it possible to gauge individual predisposition to a particular illnesses and to design effective preventive strategies; to complement traditional clinical diagnoses; and to identify patients who are likely to respond or not respond to particular drugs. We are also marketing software systems we have developed for making correlations between genetic variation and disease and drug response.

Our services offerings include contract service businesses in drug discovery and medicinal chemistry, through our Chicago-based pharmaceuticals group; three-dimensional protein crystallography products and contract services, through our Seattle-based biostructures group; pharmacogenomics and clinical trial services, through our wholly-owned subsidiary Encode; database services, through subscriptions to our Clincial Genome Miner™ system integrating anonymized population data on disease, genotypes and genealogy; and genotyping services through our genotyping laboratory in Reykjavik.

We have incurred losses since our inception, principally as a result of research and development and general and administrative expenses in support of our operations. As of September 30, 2003 we had an accumulated deficit of $319.6 million. On the basis of our current range of activities, and following the implementation in September 2002 of a plan to reduce costs and maximize the use of automation in our core genetics operations, we have achieved positive cash flow from operations for the quarter. At the same time, we believe that the initiation of substantial new activities by the end of 2003 and into 2004 would require significant additional expenditures such that we may not continue to achieve positive cash flow from operations. For example, in our target discovery work on our findings in myocardial infarction and hypertension, we believe we may be able to bypass much of the drug discovery process and enter directly into phase II clinical trials in 2004. We anticipate incurring additional net losses at least through the next two years, due to, among other factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

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

COLLABORATIONS AND ALLIANCES

Collaborations and further growth in our medicinal chemistry, pharmacogenomics and informatics services will remain an important element of our business strategy and future revenues. Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and our collaborative partners’ ability to successfully commercialize products incorporating, or based on, our work. It is also dependent on our ability to maintain and grow our service lines of business. There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, sign additional subscribers to our database services, or successfully expand our medicinal chemistry or pharmacogenomics businesses. Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a materially adverse effect on our business, financial condition and results of operations. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies in the near term. It may be several years before product revenues materialize, if they do at all.

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

	FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
	Actual 2003	Pro-forma 2002
	(in thousands, except per share amounts)

Total Revenues	$35,141	$27,770
Net loss	(24,560)	(125,446)
Basic and diluted net loss per share	(0.48)	(2.47)

With MediChem, our revenues have increased as have our operating expenses. We expect to fund the working capital needs and operating activities of MediChem in the near term. The extent to which MediChem will ultimately impact our results of operations and financial condition in the longer term is largely dependant upon what proportion MediChem’s capacity is brought to bear on our in-house programs and how much of their existing contract services business is maintained and developed.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to collaborative arrangements, long-lived assets, materials and supplies, foreign exchange transactions, income taxes and litigation and other commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The impact and any associated risks related to these and our other accounting policies on our business or operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please refer to our notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10Q and the Consolidated Financial Statements in the Annual Report on Form 10-K. There can be no assurance that actual results may not differ from the estimates referred to above.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(in thousands)
Revenue recorded during the period	$13,592	$11,975	$34,496	$32,980
Revenue recognized during the period	(12,763)	(8,982)	(35,141)	(23,682)
Deferred revenue recorded on acquisition of MediChem	0	0	0	827
Cumulative effect of change in milestone revenue recognition policy	0	0	0	(333)
	829	2,993	(645)	9,792
Deferred revenue at beginning of period	12,689	18,096	14,163	11,297
Deferred revenue at end of period	$13,518	$21,089	$13,518	$21,089

Our revenue increased 21% from the second quarter 2003 to $12.8 million for the three-month period ended September 30, 2003 which compares to $9.0 million for the three-month period ended September 30, 2002, an increase of 42%. Our revenue increased to $35.1 million for the nine month period ended September 30, 2003 as compared to $23.7 million for the nine month period ending September 30, 2002, an increase of 48%.  These revenues reflect performance across our business, including revenue from new partnerships we have formed and the contributions of our pharmaceuticals and biostructures groups, as well as research and product development milestones.  Revenue recognized in the three and nine month period ended September 30, 2003 results largely from our diagnostics and therapeutics collaborations with Roche, from funding in our alliance with Merck and from the contribution of our pharmaceuticals and biostructures groups. The increase in revenue in the three and nine month period ended September 30, 2003 as compared to the same period in 2002 largely is attributable the contribution of our pharmaceuticals and biostructures groups and to the addition of funding in our alliance with Merck.  Roche accounted for 38% and 45% of consolidated revenue in three-month periods ended September 30, 2003 and 2002, respectively, and 40% and 51% of consolidated revenue in nine-month periods ended September 30, 2003 and 2002, respectively, and Merck accounted for 28% and 20% of consolidated revenue in the three and nine month periods ended September 30, 2003, respectively.

At September 30, 2003, the total amount of deferred revenue that will be recognized in future periods aggregated $13.5 million. Revenue recorded increased  30% from the second quarter 2003 to $13.6 million for the three month period ended September 30, 2003 as compared to $12.0 million for the three month period ended September 30, 2002, a 14% increase.  Revenues recorded increased 5% to $34.5 million for the nine month period ended September 30, 2003 as compared to $33.0 million for the nine month period ended September 30, 2002.  The differences in revenue recorded in the 2003 periods as compared to revenue recorded in the 2002 periods is largely attributable to the contribution of our pharmaceuticals and biostructures groups and to our collaboration with Merck, offset somewhat by access fees recorded in 2002 in connection with our diagnostics collaboration with Roche.

Research and Development Expenses, including Cost of Revenue. Our research and development expenses were down 34% from the second quarter 2003 to $11.1 million for the three-months ended September 30, 2003, which compares to $23.9 million for the three-months ended September 30, 2002, a decrease of 54%.  Included in our research and development expenses is a non-cash reversal of accrued database license fees amounting to $3.2 million.  Excluding the reversal, research and development expenses for the three-month period ended September 30, 2003 were $14.3 million, a decrease of 15% from the second quarter 2003 and a decrease of 40% as compared to same period in 2002.  Our research and development expenses decreased to $47.5 million for the nine-month period ended September 30, 2003 as compared to $66.6 million for the nine-month period ended September 30, 2002, a decrease of 29%.  Excluding the reversal, research and development expenses for the nine-month period ended September 30, 2003 were $50.7 million, a decrease of 24% over the same period in 2002.  Our research and development expenses for the three and nine month periods ended September 30, 2003 reflect spending related to the range of our disease-gene research programs, including product development and downstream work on targets already identified as well as our pharmaceutical and biostructures groups, which are now an integral part of our operations. Our research and development expenses for the three and nine month periods ended September 30, 2003 reflect the impact of the cost reduction measures we implemented late in 2002, taking advantage of investments in automation in our disease-gene research programs and with notable reductions in salary expense, usage of chemicals and consumables and research and development overheads.

On January 22, 2000, the Icelandic Ministry of Health and Social Security (the “Ministry”), granted deCODE an operating license (the “License”) to create, operate and commercialize the Icelandic Health Sector Database (the “IHD”), or the License.  As required by the License, and concurrently with its issuance, deCODE entered into an agreement (the “Agreement”) with the Ministry whereby deCODE would be obligated to pay the Icelandic government a fixed annual fee of 70 million Icelandic kronas per year (approximately $920,000 as of September 2003) and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic krona per year as a consideration for the rights granted to deCODE under the License.  Through June 2003, $3,221,000 in respect of these annual fees had been provided for and included in other accrued expenses.  Under the terms of the Agreement, certain events needed to take place in order for the fixed annual fee to become due, including the consummation of certain data transfer agreements with the two largest Icelandic hospitals, which have subsequently merged to from the National University Hospital (“NUH”).  No such agreement with the NUH has been consummated, and the IHD has not been commercialized primarily because the Icelandic Data Protection Authority has not issued the required security certification.  In light of the development of our business since the Agreement was entered into, the lack of the required agreement with the NUH and the fact that the Icelandic Data Protection Authority has not issued the required security certification, we do not expect to operate the IHD under the terms of the Agreement.  As such, management’s estimation after consultation with legal counsel is that it is no longer probable that the accrued fixed annual fee will become due, and accordingly, a reversal of the accrued fees has reduced recorded research and development expenses for the three and nine month periods ended September 30, 2003.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased  7% from the second quarter 2003 to $4.0 million for the three-month period ended September 30, 2003, which compares to $5.8 million for the three-month period ended September 30, 2002, a decrease of 31%. Our selling, general and administrative expenses decreased to $12.0 million for the nine-month period ended September 30, 2003 as compared to $14.2 million for the nine month period ended September 30, 2002, a decrease of 16%.  Our selling, general and administrative expenses for three and nine month periods ended September 30, 2003 mark the impact of the cost reduction measures we implemented late in 2002 offset by a notable increase in our annual Director’s and Officer’s insurance premiums ($1.2 million annually).

Impairment, Employee Termination Costs and Other Charges. In September of 2002, we implemented a cost reduction program including charges related to termination benefits for 132 employees. Of the $2.2 million then provided, $1.3 million was paid in 2002 and $0.9 million remained accrued and unpaid as of December 31, 2002. Charges for termination benefits for 27 additional employees were added ($0.5 million) and total termination benefits of $1.2 million were paid in the three-months ended March 31, 2003, leaving $0.2 million accrued and unpaid as of March 31, 2003. Charges for termination benefits for 17 additional employees were added ($0.3 million) and total termination benefits of $0.2 million were paid in the three-months ended June 30, 2003 leaving $0.3 million accrued and unpaid as of June 30, 2003.  Charges for termination benefits for 14 additional employees were added ($0.1 million) and total termination benefits of $0.3 million were paid in the three-months ended September 30, 2003 leaving $0.1 million accrued and unpaid as of September 30, 2003.Termination benefits remaining accrued and unpaid as of September 30, 2003 (10 employees) are expected to be settled in cash over the next three months.

Stock-Based Compensation and Remuneration. Stock-based compensation and remuneration expense was $0.5 million for the three-month period ended September 30, 2003 as compared to $0.7 million for the three-month period ended September 30, 2002, a decrease of 29%.  Stock-based compensation and remuneration expense was $1.6 million for the nine-month period ended September 30, 2003 as compared to $2.5 million for the nine-month period ended September 30, 2002, a decrease of 35%.  With little compensation being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested or forfeited. Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Interest Income. Our interest income decreased to $0.2 million for the three-month period ended September 30, 2003 as compared to $0.7 million for the three-month period ended September 30, 2002, a decrease of 66%.  Our interest income decreased to $0.9 million for the nine-month period ended September 30, 2003 as compared to $2.3 million for the nine-month period ended September 30, 2002, a decrease of 60%.  The decrease is attributable to the relative decline of prevailing interest rates and also from an overall decrease in our average cash balance.

Interest Expense. Our interest expense increased to $0.8 million expense for the three-month period ended September 30, 2003 as compared to $0.6 million for the three-month period ended September 30, 2002, an increase of 40%.  Our interest expense increased to $2.6 million for the nine-month period ended September 30, 2003 as compared to $2.2 million for the nine-month period ended September 30, 2002, an increase of 18%.  Our interest expense reflects the cost of financings put into place since the late part of 2001.  The increase for the three month period ended September 30, 2003 as compared to the three month period ended September 30, 2002 is largely attributable to the $4.8 million financing of certain laboratory equipment in June 2003.

Other non-operating income and (expense), net. Our other non-operating income and expense, net was a net income of $1.7 and $2.4 million for the three and nine month periods ended September 30, 2003, respectively and expense of $0.1 and income of $0.6 million for the three and nine month periods ended September 30, 2002. Our other non-operating income and expense, net for the three and nine month periods ended September 30, 2003 comprises unrealized swap gains ($1.2 million and $2.4 million, respectively), the net impact of foreign exchange ($0.2 million gain and $0.3 million loss, respectively) and the gain on the sale of deCODE’s investment in the common stock of eMR ($0.3 million and $0.3 million, respectively).

Income Taxes. As of September 30, 2003, we had an accumulated deficit of $319.6 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three and nine month periods ended September 30, 2003 or 2002. As of December 31, 2002, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $32.2 million to offset future taxable income in the United States that expire at various dates through 2022. Also, as of December 31, 2002 our foreign subsidiaries had net operating loss carryforwards of approximately $107.4 million that expire in varying amounts beginning in 2006.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share were $1.3 million and $0.03 per share, respectively, for the three-month period ended September 30, 2003, as compared to $85.4 million and $1.68 per share, respectively, for the three-month period ended September 30, 2002, a decrease of 98% in both net loss and diluted net loss per share.  Net loss and basic and diluted net loss per share were $24.6 million and $0.48 per share, respectively, for the nine-month period ended September 30, 2003, as compared to $121.0 million and $2.50 per share, respectively, for the nine-month period ended September 30, 2002, a decrease of 80% in net loss and a decrease of 81% in basic and diluted net loss per share.  Increased revenue and the introduction of significant operational efficiencies account for these decreases in the 2003 periods as compared to the 2002 periods together with the impact of significant impairment, employee termination costs and other gains and charges in all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through funding from collaborative agreements and the issuance of equity securities and debt instruments ($486 million from the beginning of 1999 to-date).  As of September 30, 2003, future funding under terms of our existing agreements is approximately $50 million excluding milestone payments and royalties that we may earn under such collaborations.

Cash and Cash Equivalents. As of September 30, 2003, we had $78.4 million in cash and cash equivalents, including $6 million of restricted cash. Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Working capital needs resulted in $1.7 million of funds used in the nine-month period ended September 30, 2003 and provided $2.8 million in the nine-month period ended September 30, 2002. Net cash used in operating activities decreased $26.5 million in the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002.  As more fully described above, this is as a result of our increased revenue base and the impacts of the cost reduction measures we implemented late in 2002.

Investing Activities. Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the nine-month period ended September 30, 2003 were $0.7 million as compared to $14.1 million in the nine-month period ended September 30, 2002. We principally made replacement capital expenditures during the nine-month period ended September 30, 2003. During the nine-month period ended September 30, 2002 we expended $5.7 million in respect of the new building, $2.8 million for the purchase of DNA analyzers under our supply agreement with ABG and acquired $3.3 million of cash in the purchase of MediChem. There were also $3.9 million of MediChem transaction costs, resulting in a net outlay of cash for the nine month period ended September 30, 2002 in connection with the acquisition of $0.6 million.  Although we expect to continue to make simply replacement capital expenditures, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities. Net cash of $1.7 million was provided by financing activities in the nine-month period ended September 30, 2003 as compared to $2.9 million provided in the nine-month period ended September 30, 2002. Financing activities for the nine-month period ended September 30, 2003 largely consisted of the sale and 18-month leaseback of certain laboratory equipment ($4.8 million), short-term borrowings ($2.0 million) and installment payments on our existing debt and capital lease obligations ($5.3 million).  In December 2001, we established a $27.5 million bridge loan with an Icelandic financial institution to finance the construction of our new headquarters facility. We repaid the borrowings under the bridge loan in January and March 2002 with the proceeds from our Tier A $13.5 million bond offering, Tier C $7.3 million offering of privately placed bonds and Tier D $6.7 million bank loan.  $14 million of cash that was restricted as of December 31, 2001 was provided in 2002 in the final financing (Tiers C and D) of our new headquarters facility.

We seek to maintain a desired level of floating-rate debt with respect to our overall debt portfolio denominated in U.S. Dollars. To this end, we have entered into two interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a remaining combined notional amount of 1,930 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133. The estimated fair value of these instruments is included in other long-term assets is $10.7 million and $6.4 million as of September 30, 2003 and December 31, 2002, respectively. The unrealized gain for the nine-month periods ended September 30, 2003 and 2002 resulting from the recording of these instruments together with the translation of the Tier A and Tier C bonds is $2.4 million and $1.6 million, respectively, and is included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first reporting period beginning after December 15, 2003. We adopted this standard on July 1, 2003 and its adoption did not have an impact on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into after October 1, 2003 and its adoption did not have a material impact on our financial position or results of operations.

In April 2003, the Financial Accounting Standards Board  (FASB) released Statement of Financial Accounting Standards  (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133. The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We adopted this standard on July 1, 2003 and its adoption did not have any impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003.  We adopted this standard on June 1, 2003 and its adoption did not have any impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2003, all of our cash and cash equivalents were in money market and checking accounts.

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

ITEM 4.  CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of deCODE’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of such fiscal quarter deCODE’s current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports deCODE files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

b)     Changes in internal control over financial reporting.  There was no change in deCODE’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, deCODE’s internal control over financial reporting.  As discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, during the fiscal 2002 financial process, management identified certain deficiencies in disclosure controls and procedures related to (1) notice provisions in, and waivers and amendments of, our contracts, (2) identification of, and communications by, non-executive personnel of deCODE of any material information that they may receive and (3) our financial closing procedures.  We have taken corrective actions with respect to these matters.  We do not believe that these changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the matters reported in our annual report on Form 10-K for the year ended December 31, 2002 as supplemented by our quarterly report on Form 10-Q for the quarter ended June 30, 2003.

ITEM 5. OTHER INFORMATION

RISK FACTORS, FORWARD-LOOKING STATEMENTS, AND CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We cannot assure our investors that our expectations and assumptions will prove to have been correct. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. Actual events or results may differ materially due to a number of factors, including those set forth in this section and elsewhere in this Form 10-Q. These factors include, but are not limited to, the risks set forth below.

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

deCODE’s Clinical Genome Miner contains tools to discover or validate disease linked genes based on non-personally identifiable genotypic, genealogical and phenotypic data. deCODE cannot be sure that marketing the Clinical Genome Miner or the CGM Discovery(TM) will lead to additional collaborations with potential clients.

The success of deCODE’s informatics services and tools depends on its ability to:

• create database and cross reference software that is free from design defects or errors;

• effectively use the information derived from the Clinical Genome Miner(TM) and other bioinformatics services and tools in disease management, analysis of drug response, gene discovery and drug target validation; and

• develop marketing and pricing methods that the intended users of the deCODE’s datamining and other informatics services will accept.

Because only a small portion of the Icelandic population may carry certain mutations, the unwillingness of even a small portion of the population to participate in deCODE’s programs could diminish its ability to develop and market information based on the use of genotypic data. If deCODE fails to successfully commercialize its database services, it will not realize revenues from this part of its business.

deCODE’s informatics products may not meet the needs of potential customers. deCODE has generated little revenues from sales or licenses of informatics products. deCODE cannot assure you that it can successfully develop or commercialize, or that there will be a market for, its informatics products.

IF DECODE CONTINUES TO INCUR OPERATING LOSSES LONGER THAN ANTICIPATED, OR IN AMOUNTS GREATER THAN ANTICIPATED, IT MAY BE UNABLE TO CONTINUE ITS OPERATIONS.

deCODE incurred a net loss of $24.6 million for the nine-month period ended September 30, 2003, and has an accumulated deficit of $319.6 million at September 30, 2003. deCODE has never generated a profit and it has not generated revenues except for payments received in connection with its research and development collaborations with Roche, Merck and other collaborations, and from contract services and interest income. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials) and to prepare our informatics products.  We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term.  It may be several years before product revenues materialize, if they do at all.  As a result, deCODE expects to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than deCODE currently anticipates or the level of losses is greater than deCODE currently anticipates, deCODE may not be able to continue its operations.

IF DECODE’S ASSUMPTION ABOUT THE ROLE OF GENES IN DISEASE IS WRONG, IT MAY NOT BE ABLE TO DEVELOP USEFUL PRODUCTS.

The products deCODE hopes to develop involve new and unproven approaches. They are based on the assumption that information about genes may help scientists to better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. Of the products that exist, all are diagnostic products. To date, deCODE knows of no therapeutic products based on disease-gene discoveries. If deCODE’s assumption about the role of genes in the disease process is wrong, its gene discovery programs may not result in products, the genetic data included in its database and informatics products may not be useful to its customers and those products may lose any competitive advantage.

BECAUSE REVENUES ARE CONCENTRATED, THE LOSS OF A SIGNIFICANT CUSTOMER WOULD HARM DECODE’S BUSINESS.

Historically, a substantial portion of deCODE’s revenue has been derived from contracts with a limited number of significant customers. deCODE’s largest customer, Roche, accounted for approximately 41% of its consolidated revenue in 2002 an 40% of consolidated revenue in the nine-month period ended September 30, 2003. Revenue under deCODE’s alliance with Merck accounted for approximately 4% of consolidated revenue in 2002 and 20% of consolidated revenue in the nine-month period ended September 30, 2003. Revenues under the joint development and commercialization agreement with ABG, which was terminated in the fourth quarter of 2002, accounted for 15% of consolidated revenue in the year ended December 31, 2002. The loss of any significant customer may significantly lower deCODE’s revenues and affect deCODE’s progression to profitability.

IF DECODE IS NOT ABLE TO OBTAIN SUFFICIENT ADDITIONAL FUNDING TO MEET ITS CAPITAL REQUIREMENTS, DECODE MAY BE FORCED TO REDUCE OR TERMINATE ITS RESEARCH PROGRAMS AND PRODUCT DEVELOPMENT.

deCODE has spent substantial amounts of cash to fund its research and development activities and expects to continue to spend substantial amounts for these activities over the next several years. deCODE expects to use cash to collect, generate and analyze genotypic and disease data from volunteers in its disease-gene research programs; to conduct drug discovery and development activities; to continue to develop database and healthcare informatics products; and to continue other research and development activities. Many factors will influence its future capital needs, including:

• the number, breadth and progress of its discovery and research programs;

• its ability to attract customers;

• its ability to commercialize its discoveries and the resources it devotes to commercialization;

• the amount it spends to enforce patent claims and other intellectual property rights; and

• the costs and timing of regulatory approvals.

deCODE intends to rely on Roche, Merck and other existing and future collaborators for significant funding of its research efforts. In addition, deCODE may seek additional funding through public or private equity offerings and debt financings. deCODE may not be able to obtain additional financing when it needs it or the financing may not be on terms favorable to deCODE or its stockholders. Stockholders’ ownership will be diluted if deCODE raises additional capital by issuing equity securities.

If deCODE raises additional funds through collaborations and licensing arrangements, it may have to relinquish rights to some of its technologies or product candidates, or grant licenses on unfavorable terms. If adequate funds are not available, deCODE would have to scale back or terminate its discovery and research programs and product development.

The Icelandic parliament has enacted legislation authorizing the Minister of Finance to provide an Icelandic government guarantee of a convertible bond offering of up to $200 million by deCODE for the purpose of financing new activities of deCODE in the area of drug development. To become effective, this legislation must be approved by the European Free Trade Association Surveillance Authority, or ESA for compatibility with the state aid stipulations of the agreement on the European Economic Area, to which Iceland is a signatory. The measure is still under review by ESA, which announced on July 16, 2003 that it would conduct a formal investigation procedure with regard to the proposed state guarantee.  deCODE cannot be certain that ESA will approve the legislation, that the Icelandic government will make use of the authorization and offer the guarantee to deCODE for any or all of the permitted amount, that such offer to deCODE by the Icelandic Government, if effectuated, will be on terms acceptable to deCODE, or that even with such an authorization deCODE will be able to find a market for such an offering of convertible bonds.

DECODE’S CURRENT FACILITIES AND STAFF ARE INADEQUATE FOR COMMERCIAL PRODUCTION AND DISTRIBUTION OF PRODUCTS.

If in the future deCODE chooses to engage directly in the development, manufacturing and marketing of certain products, it will require substantial additional funds, personnel and production facilities.

DECODE’S RELIANCE ON THE ICELANDIC POPULATION MAY LIMIT THE APPLICABILITY OF ITS

DISCOVERIES TO CERTAIN POPULATIONS.

The genetic make-up and prevalence of disease generally varies across populations around the world. Common complex diseases generally occur with a similar frequency in Iceland and other European populations. However, the populations of other nations may be genetically predisposed to certain diseases because of mutations not present in the Icelandic population. As a result, deCODE and its partners may be unable to develop diagnostic and therapeutic products that are effective on all or a portion of people with such diseases. Any difference between the Icelandic population and other populations may have an effect on the usefulness of the Clinical Genome Miner and Icelandic Health Sector Database in studying populations outside of Iceland. For deCODE’s business to succeed, it must be able to apply discoveries that it makes on the basis of the Icelandic population to other markets.

IF DECODE FAILS TO PROTECT CONFIDENTIAL DATA ADEQUATELY, IT COULD INCUR A LIABILITY OR LOSE THE ICELANDIC HEALTH SECTOR DATABASE LICENSE.

Under laws and regulations in force in Iceland, including applicable European laws, directives and regulations, all information on individuals that is used in deCODE’s population research is anonymized under the protocols and supervision of the Data Protection Authority of Iceland. If any of this data held or generated by deCODE were to become personally identifiable deCODE would risk losing public support for participation in its research, and could be liable to legal action. Any failure to comply fully with all confidentiality requirements could lead to liability for damages incurred by individuals whose privacy is violated, the loss of our customers and reputation and the loss of the goodwill and participation of the Icelandic population, including healthcare professionals. These eventualities could materially adversely affect deCODE’s work in Iceland.

The same general privacy and data protection laws and regulations as well as specific laws and regulations apply to deCODE’s license to build and operate the Icelandic Health Sector Database, or IHD. Were any data sent to or contained in the IHD to become personally identifiable, deCODE would incur the same risks above and potentially lose its database license.

DECODE’S CREATION AND OPERATION OF THE ICELANDIC HEALTH SECTOR DATABASE MAY BE MORE EXPENSIVE AND TIME CONSUMING THAN DECODE ANTICIPATES, AND MAY LEAD TO LITIGATION.

deCODE’s development of the Icelandic Health Sector Database involves substantial government regulation and oversight, compliance with which can be expensive and time-consuming and may delay, prevent or increase the cost of development of the IHD. Data collection and use activities will be supervised by the Icelandic Health Sector Database Monitoring Committee, the Data Protection Authority of Iceland, and an Interdisciplinary Ethics Committee. In addition, the Icelandic Bioethics Committee will review deCODE’s operation of the database.

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

The Icelandic parliament’s passage of the Database Act and the Health Ministry’s granting of the Database License have encountered some opposition in Iceland and internationally. Opponents of the IHD may initiate litigation in U.S., Icelandic or other national or international courts (for example, on the basis of an alleged breach of the patient-doctor confidentiality, constitutional privacy issues, international conventions dealing with protection of privacy issues or human rights conventions). In February 2000, certain Icelandic opponents of the IHD issued a press release announcing their intention to file lawsuits against the State of Iceland and any other relevant parties, including deCODE, to test the constitutionality of the Database Act. According to the press release, the lawsuit will allege human rights violations and challenge the validity of provisions of the Database Act. To date no such suit has been brought against deCODE. One lawsuit has been brought in Icelandic courts against the Directorate of Public Health in Iceland challenging the constitutionality of the Database Act. In the event that the Icelandic State by a final judgment is found to be liable or subject to payment to any third party as a result of the passage of legislation on the Icelandic Health Sector Database and/or the issuance of the Database License, deCODE’s agreement with the Health Ministry requires deCODE to indemnify the Icelandic State against all damages and costs incurred in connection with such litigation. In addition, the pendency of such litigation could lead to delay in the development of the Icelandic Health Sector Database, and an unfavorable outcome could prevent deCODE from developing and operating the Icelandic Health Sector Database.

SOME PARTS OF DECODE’S PRODUCT DEVELOPMENT SERVICES CREATE A RISK OF LIABILITY FROM CLINICAL TRIAL PARTICIPANTS AND THE PARTIES WITH WHOM IT CONTRACTS.

deCODE, through its wholly-owned subsidiary Encode ehf., contracts with drug companies to perform a wide range of services to assist them in bringing new drugs to market. deCODE also contracts with physicians to serve as investigators in conducting clinical trials. deCODE’s services include:

• supervising clinical trials;

• data and laboratory analysis;

• patient recruitment;

• acting as investigators in conducting clinical trials; and

• engaging in Phase I clinical trials.

If, in the course of these trials or activities,

• deCODE does not perform its services to contractual or regulatory standards;

• patients or volunteers suffer personal injury caused by or death from adverse reactions to the test drugs or otherwise;

• there are deficiencies in the professional conduct of the investigators with whom deCODE contracts;

• deCODE’s laboratories inaccurately report or fail to report lab results; or

• deCODE’s informatics products violate rights of third parties,

then, deCODE could be held liable for these eventualities by the drug companies with whom it contracts or by study participants. deCODE maintains insurance to cover ordinary risks, but such insurance may be inadequate and it would not cover the risk of a customer deciding not to do business with deCODE as a result of poor performance.

USE OF THERAPEUTIC OR DIAGNOSTIC PRODUCTS DEVELOPED AS A RESULT OF DECODE’S PROGRAMS MAY RESULT IN PRODUCT LIABILITY CLAIMS FOR WHICH DECODE HAS INADEQUATE INSURANCE.

The users of any therapeutic or diagnostic products developed as a result of deCODE’s discovery or research programs or the use of its database or informatics products may bring product liability claims against deCODE. deCODE currently does not carry liability insurance to cover such claims. deCODE is not certain that it or its collaborators will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. If deCODE cannot protect against potential liability claims, deCODE’s collaborators or deCODE may find it difficult or impossible to commercialize products.

DECODE MAY BE UNABLE TO HIRE AND RETAIN THE KEY PERSONNEL UPON WHOM ITS SUCCESS DEPENDS.

deCODE depends on the principal members of its management and scientific staff, including Dr. Kari Stefansson, Chairman, President and Chief Executive Officer, Hannes Smarason, Executive Vice President and Senior Business Officer, and Dr. Jeffrey Gulcher, Vice President, Research and Development. deCODE genetics, Inc. has not entered into agreements with any of these people that bind them to a specific period of employment. If any of these people leaves deCODE, deCODE’s ability to conduct its operations may be negatively affected. deCODE’s future success also will depend in part on its ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and deCODE cannot be certain that it will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could have a material adverse effect on deCODE.

CURRENCY FLUCTUATIONS MAY NEGATIVELY AFFECT DECODE’S FINANCIAL CONDITION.

deCODE publishes its consolidated financial statements in U.S. dollars. Currency fluctuations can affect its financial results because a portion of its cash reserves and its operating costs are in Icelandic kronas. A fluctuation of the exchange rates of the Icelandic krona against the U.S. dollar can thus adversely affect the “buying power” of deCODE’s cash reserves and revenues. Most of deCODE’s long-term liabilities are U.S. dollar denominated. However, deCODE may enter into hedging transactions if it has substantial foreign currency exposure in the future. deCODE may have increased exposure as a result of investments or payments from collaborative partners.

DECODE’S CONTRACTS MAY TERMINATE UPON SHORT NOTICE.

Many of deCODE’s contracts are terminable on short notice. This means that deCODE’s contracts could be terminated for numerous reasons, any of which may be beyond its control such as a reduction or reallocation of a customer’s research and development budget or a change in a customer’s overall financial condition. The loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from a contract, could significantly reduce deCODE’s profitability and require it to reallocate under-utilized physical and professional resources.

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

deCODE must form research collaborations and licensing arrangements with several partners at the same time in order to execute its business strategy. deCODE currently has a number of collaborative relationships and only three substantial collaborative relationships, including two with Roche. To succeed, deCODE will have to maintain or expand these relationships and establish additional collaborations. There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, sign additional subscribers to our database services, or successfully expand our medicinal chemistry or pharmacogenetics businesses.

If deCODE’s collaborations are not successful or deCODE is not able to manage multiple collaborations successfully, its programs will suffer. If deCODE increases the number of collaborations, it will become more difficult to manage the various collaborations successfully and the potential for conflicts among the collaborators as to rights to the technology and products generated under work conducted with deCODE will increase.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS MAY LEAD TO DELAYS IN PRODUCT DEVELOPMENT, PRODUCT DEFECTS AND DISPUTES OVER RIGHTS TO TECHNOLOGY.

deCODE depends on collaborators for the pre-clinical study and clinical development of therapeutic and diagnostic products and for regulatory approval, manufacturing and marketing of any products that result from its technology. deCODE’s agreements with collaborators typically allow them significant discretion in electing whether to pursue such activities. deCODE cannot control the amount and timing of resources collaborators will devote to its programs or potential products.

In addition, deCODE’s arrangements may place responsibility for key aspects of information technology, product development and marketing on its collaborative partners. If deCODE’s collaborators fail to perform their obligations, deCODE’s information technology products could contain erroneous data, design defects, viruses or software defects that are difficult to detect and correct and may adversely affect its revenues and the market acceptance of its products.

deCODE’s collaborators may stop supporting its products or providing services to it if they develop or obtain rights to competing products. Disputes may arise in the future over the ownership of rights to any technology developed with collaborators. These and other possible disagreements between deCODE’s collaborators and deCODE could lead to delays in the collaborative research, development or commercialization of products. Such disagreements could also result in litigation or require arbitration to resolve.

RISKS RELATED TO OUR INDUSTRY

CONCERNS REGARDING THE USE OF GENETIC TESTING RESULTS MAY LIMIT THE COMMERCIAL VIABILITY OF ANY PRODUCTS DECODE DEVELOPS.

Other companies have developed genetic predisposition tests that have raised ethical concerns. It is possible that employers or others could discriminate against people who have a genetic predisposition to certain diseases. Concern regarding possible discrimination may result in governmental authorities enacting restrictions or bans on the use of all, or certain types of, genetic testing. Similarly, such concerns may lead individuals to refuse to use genetic tests even if permissible. These factors may limit the market for, and therefore the commercial viability of, products that deCODE’s collaborators and/or deCODE may develop.

DECODE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH OTHER COMPANIES AND GOVERNMENT AGENCIES IN THE DEVELOPMENT AND MARKETING OF PRODUCT SERVICES.

A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field and deCODE’s other areas of business, including drug discovery and development as well as database services and healthcare informatics, is intense and is expected to increase. deCODE has numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, the United States-funded Human Genome Project and other government-sponsored entities and companies providing healthcare information products. deCODE’s collaborators, including Roche and Merck, may also compete with deCODE. Many of deCODE’s competitors, either alone or with collaborators, have considerably greater capital resources, research and development staffs and facilities, and technical and other resources than deCODE does, which may allow them to discover important genes before deCODE does. deCODE believes that a number of its competitors are developing competing products and services that may be commercially successful and that are further advanced in development than its potential products and services. To succeed, deCODE, together with its collaborators, must discover disease-predisposing genes, characterize their functions, develop genetic tests or therapeutic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before competitors. Even if deCODE’s collaborators or deCODE is successful in developing effective products or services, deCODE’s products and services may not successfully compete with those of its competitors. deCODE’s competitors may succeed in developing and marketing products and services that are more effective than deCODE’s or that are marketed before deCODE’s.

Competitors have established, and in the future may establish, patent positions with respect to gene sequences related to deCODE’s research projects. Such patent positions or the public availability of gene sequences comprising substantial portions of the human genome could decrease the potential value of deCODE’s research projects and make it more difficult for deCODE to compete. deCODE may also face competition from other entities in gaining access to DNA samples used for research and development purposes. Our competitors may also obtain patent protection or other intellectual property rights that could limit our rights, or our customers’ ability, to use our technologies or databases, or commercialize therapeutic or diagnostics products. In addition, we face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology.

deCODE expects competition to intensify as technical advances are made and become more widely known. deCODE’s future success will depend in large part on maintaining a competitive position in the genomics field. Others’ or deCODE’s rapid technological development may result in products or technologies becoming obsolete before deCODE recovers the expenses it incurs in developing them.

Our ability to compete successfully will depend, in part, on our ability, and that of our collaborators, to:

• develop proprietary products;

• develop and maintain products that reach the market first, and are technologically superior to and more cost effective than other products on the market;

• obtain patent or other proprietary protection for our products and technologies;

• attract and retain scientific and product development personnel;

• obtain required regulatory approvals; and

• manufacture, market and sell products that we develop.

CHANGES IN OUTSOURCING TRENDS AND ECONOMIC CONDITIONS IN THE PHARMACEUTICAL AND BIOTECHNOLOGY INDUSTRIES COULD ADVERSELY AFFECT DECODE’S GROWTH.

Economic factors and industry trends that affect deCODE’s primary customers, pharmaceutical and biotechnology companies, also affect deCODE’s business. For example, the practice of many companies in these industries has been to outsource to organizations like deCODE to conduct genetic research, clinical research, sales and marketing projects and chemistry research and development projects. If these industries reduce their present tendency to outsource those projects, deCODE’s operations, financial condition and growth rate could be materially and adversely affected. These alliances and arrangements are both time consuming and complex and we face substantial competition in establishing these relationships. In addition, our ability to generate new business could be impaired by general economic downturns in our customers’ industries.

IF REGULATORY APPROVALS FOR PRODUCTS RESULTING FROM DECODE’S GENE DISCOVERY PROGRAMS ARE NOT OBTAINED, OR DECODE WILL NOT BE ABLE TO DERIVE REVENUES FROM THESE PRODUCTS.

Government agencies must approve new drugs and diagnostic products in the countries in which they are to be marketed. deCODE cannot be certain that it can obtain regulatory approval for any drugs or diagnostic products resulting from its gene discovery programs. The regulatory process can take many years and require substantial resources. Because some of the products likely to result from deCODE’s disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, various government regulatory authorities may subject such products to substantial additional review. As a result, these authorities may grant regulatory approvals for these products more slowly than for products using more conventional technologies. Furthermore, regulatory approval may impose limitations on the use of a drug or diagnostic product.

After initial regulatory approval, a marketed product and its manufacturer must undergo continuing review. Discovery of previously unknown problems with a product may have adverse effects on deCODE’s business, financial condition and results of operations, including withdrawal of the product from the market.

Our success will depend, in part, on the development and marketing of products based upon our research and development. Strict regulatory controls on the clinical testing, manufacture, labeling, supply and marketing of the products will influence our and our partners’ ability to successfully manufacture and market therapeutic or diagnostic products. Most countries require a company to obtain and maintain regulatory approval for a product from the relevant regulatory authority to enable the product to be marketed. Obtaining regulatory approval and complying with appropriate statutes and regulations is time-consuming and requires the expenditure of substantial resources.

Most European countries and the United States have very high standards of technical appraisal and consequently, in most cases, a lengthy approval process for pharmaceutical products. The regulatory approval processes, which usually include pre-clinical and clinical studies, as well as post-marketing surveillance to establish a compound’s safety and efficacy, can take many years and require the expenditure of substantial resources. Data obtained from such studies is susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Delays or rejections may also be encountered based upon changes in drug approval policies in applicable jurisdictions. There can be no assurance that we or our collaborative customers will obtain regulatory approval for any drugs or diagnostic products developed as the result of our gene discovery programs.

EFFORTS TO REDUCE HEALTHCARE COSTS MAY REDUCE MARKET ACCEPTANCE OF DECODE’S PRODUCTS.

deCODE’s success will depend in part on the price and extent to which it will be paid for its products by government and health administration authorities, private health insurers and other third party payors. Reimbursement for newly approved healthcare products is uncertain. Third party payors, including Medicare in the United States, are increasingly challenging the prices charged for medical products and services. They are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. deCODE cannot be certain that any third party insurance coverage will be available to patients for any products deCODE discovers or develops. If third party payors do not provide adequate coverage and reimbursement levels for deCODE’s products, the market acceptance of these products may be materially reduced.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If cost containment efforts limit the profits that can be derived from new drugs, deCODE’s customers may reduce their research and development spending which could reduce the business they outsource to deCODE.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

DECODE MAY NOT BE ABLE TO PROTECT THE PROPRIETARY RIGHTS THAT ARE CRITICAL TO ITS SUCCESS.

deCODE’s success will depend in part on its ability to protect its genealogy database and genotypic data and any other proprietary databases that it develops and its proprietary software and other proprietary methods and technologies. Despite deCODE’s efforts to protect its proprietary rights, unauthorized parties may be able to obtain and use information that deCODE regards as proprietary. deCODE’s commercial success will depend in part on obtaining patent protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including deCODE’s, are generally uncertain and involve complex legal and factual considerations. deCODE cannot be sure that:

• any of its pending patent applications will result in issued patents;

• that it will develop additional proprietary technologies that are patentable;

• that any patents issued to deCODE or deCODE’s partners will provide a basis for commercially viable products, will provide

deCODE with any competitive advantages or will not be challenged by third parties; or

• that the patents of others will not have an adverse effect on deCODE’s ability to do business.

If deCODE is unable to obtain patent protection for its technology or discoveries, the value of its proprietary resources will be adversely affected.

In addition, patent law relating to the scope of claims in the area of genetics and gene discovery is still evolving. There is substantial uncertainty regarding the patentability of genes or gene fragments without known functions. The laws of some European countries provide that genes and gene fragments may not be patented. The Commission of the EU has passed a directive that prevents the patenting of genes in their natural state. The U.S. Patent and Trademark Office initially rejected a patent application by the National Institutes of Health on partial genes. Accordingly, the degree of future protection for deCODE’s proprietary rights is uncertain and, deCODE cannot predict the breadth of claims allowed in any patents issued to it or others. deCODE could also incur substantial costs in litigation if it is required to defend itself in patent suits brought by third parties or if it initiates such suits.

Others may have filed and in the future are likely to file patent applications covering genes or gene products that are similar or identical to deCODE’s products. deCODE cannot be certain that its patent applications will have priority over any patent applications of others. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if deCODE is holding or is granted patents it cannot be sure that they would be valid and enforceable against third parties. Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. Any legal action against deCODE or its partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting deCODE to potential liability for damages, require deCODE or its partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that its partners or deCODE would prevail in any action or that any license required under any patent would be made available on commercially acceptable terms, if at all. If licenses are not available, its partners or deCODE may be required to cease marketing its products or practicing its methods.

If expressed sequence tags, single nucleotide polymorphisms, or SNPs, or other sequence information become publicly available before deCODE applies for patent protection on a corresponding full-length or partial gene, deCODE’s ability to obtain patent protection for those genes or gene sequences could be adversely affected. In addition, other parties are attempting to rapidly identify and characterize genes through the use of gene expression analysis and other technologies. If any patents are issued to other parties on these partial or full-length genes or gene products or uses for such genes or gene products, the risk increases that the sale of deCODE’s or its collaborators’ potential products or processes may give rise to claims of patent infringement. The amount of supportive data required for issuance of patents for human therapeutics is highly uncertain. If more data than deCODE has available is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Even with supportive data, the ability to obtain patents is uncertain in view of evolving examination guidelines, such as the utility and written description guidelines that the U.S. Patent and Trademark Office has adopted.

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

3.1

Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 30, 2002 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002).

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

4.2

Form of Warrant to Purchase Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

4.3

Form of Warrant to Purchase Series C Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

4.4	Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

4.5	Form of Indexed Bond (Tier A) (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

4.6	Form of Indexed Bond (Tier C) (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

10.1*#	Employment Agreement between Islensk erfdagreining ehf. and Hakon Hakonarson dated as of July 23, 2003.

10.2*	Agreement between deCODE genetics, Inc. and J. Neal Armstrong dated as of August 18, 2003 and effective as of October 3, 2003.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Constitutes a management contract or compensatory plan or arrangement.

#  Confidential treatment has been requested for a portion of this exhibit.  The copy which is filed as an exhibit omits the information subject to the request for confidential treatment.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

(b) REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the period covered by this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003

deCODE genetics, Inc.

/s/ Kári Stefánsson
Kári Stefánsson
Chairman, President,
and Chief Executive Officer

/s/ Lance Thibault
Lance Thibault
Chief Financial Officer and
Treasurer (principal financial
officer and principal accounting officer)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3.1

Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 30, 2002 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002).

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

4.2

Form of Warrant to Purchase Series A Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

4.3

Form of Warrant to Purchase Series C Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

4.4	Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

4.5	Form of Indexed Bond (Tier A) (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

4.6	Form of Indexed Bond (Tier C) (Incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

10.1*#	Employment Agreement between Islensk erfdagreining ehf. and Hakon Hakonarson dated as of July 23, 2003.

10.2*	Agreement between deCODE genetics, Inc. and J. Neal Armstrong dated as of August 18, 2003 and effective as of October 3, 2003.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Constitutes a management contract or compensatory plan or arrangement.

#  Confidential treatment has been requested for a portion of this exhibit.  The copy which is filed as an exhibit omits the information subject to the request for confidential treatment.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.