Form 10-Q
period 2004-03-31
DECODE GENETICS INC
filed 2004-05-10
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER 000-30469

deCODE genetics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3326704
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

STURLUGATA 8, IS-101 REYKJAVIK, ICELAND

(Address of Principal Executive Offices)

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

The aggregate number of shares of the registrant’s common stock outstanding on April  30, 2004 was 54,501,425 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

unaudited

	FOR THE THREE-MONTHS ENDED MARCH 31,
	2004	2003

REVENUE	$10,282	$11,842

OPERATING EXPENSES

Research and development, including cost of revenue	15,433	19,671
Selling, general and administrative	4,263	4,257
Employee termination charges	0	485
Total operating expense	19,696	24,413
Operating loss	(9,414)	(12,571)
Interest income	235	355
Interest expense	(1,199)	(916)
Other non-operating income and (expense), net	(1,658)	90
Net Loss	$(12,036)	$(13,042)

Basic and diluted net loss per share	$(0.23)	$(0.25)

Shares used in computing basic and diluted net loss per share	52,927,462	51,156,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

unaudited

	MARCH 31, 2004	DECEMBER 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$90,956	$68,669
Receivables	5,280	6,498
Other current assets	5,933	5,894
Total current assets	102,169	81,061
Restricted cash	6,000	6,000
Property and equipment, net	69,561	71,590
Goodwill	8,863	8,863
Other long-term assets and deferred charges	5,102	15,961
Total assets	$191,695	$183,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,038	$5,353
Accrued expenses and other current liabilities	8,780	7,189
Short-term borrowings	6,500	6,500
Current portion of capital lease obligations	4,718	5,741
Current portion of long-term debt	4,867	4,893
Deferred revenue	10,160	10,518
Total current liabilities	41,063	40,194
Capital lease obligations, net of current portion	2,127	2,520
Long-term debt, net of current portion	43,396	43,847
Deferred revenue	8,716	3,500
Other long-term liabilities	7	7

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized: 6,716,666 shares Issued and outstanding: none	0	0
Common stock, $0.001 par value;
Authorized: 100,000,000 shares; Issued: 54,498,655 and 54,003,970 shares at March 31, 2004 and December 31, 2003, respectively;
Outstanding: 54,498,655 and 53,735,230 shares at March 31, 2004 and December 31, 2003, respectively	54	54
Additional paid-in capital	442,377	430,489
Notes receivable	(3,396)	(4,240)
Deferred compensation	(365)	(572)
Accumulated deficit	(342,246)	(330,210)
Accumulated other comprehensive income (loss)	(38)	3
Treasury stock, 0 and 268,740 shares stated at cost at March 31, 2004 and December 31, 2003, respectively	0	(2,117)
Total stockholders’ equity	96,386	93,407

Total liabilities and stockholders’ equity	$191,695	$183,475

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

unaudited

	FOR THE THREE-MONTHS ENDED MARCH 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,036)	$(13,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,921	3,941
Amortization of deferred stock compensation	261	552
Loss on disposal of equipment	23	0
Charges for write-down of obsolete and excess materials and supplies	8	797
(Gain)loss on derivative financial instruments..	1,423	(202)
Other	22	48
Changes in operating assets and liabilities:
Receivables and other assets	1,204	(1,392)
Accounts payable, accrued expenses and other current liabilities	2,220	(1,558)
Deferred research revenue	11,176	(1,404)
Other	(174)	0

Net cash provided by (used in) operating activities	7,048	(12,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(693)	(325)
Proceeds from sale of equipment	39	0
Net cash used in investing activities	(654)	(325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt refinancing cost	(478)	0
Issuance of common stock	7,688	38
Repayment of notes receivable for common stock .	841	26
Proceeds from swap close-out	9,720	0
Installment payments on capital lease obligations	(1,878)	(1,501)

Net cash provided by (used in) financing activities	15,893	(1,437)
Net increase (decrease) in cash and cash equivalents	22,287	(14,022)
Cash and cash equivalents at beginning of period	68,669	87,244
Cash and cash equivalents at end of period	$90,956	$73,222

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

deCODE’s primary focus is on the discovery and commercialization of novel therapeutics based on genetic information identified in our population-based gene discovery work. Through the acquisition in March 2002 of MediChem Life Sciences and its subsidiary, Emerald Biostructures, now its pharmaceuticals and biostructures groups, deCODE has integrated capabilities for applying genetic findings to the development of drugs, both through its own programs and in alliance with corporate partners. deCODE is also applying the links it has identified between genetic factors and disease to create DNA based tests which can also be used to identify patients with increased risk of developing a disease or to predict which patients will respond well to a given drug therapy.  deCODE believes that such tests will become a standard part of healthcare within the coming decade, making it possible to gauge individual predisposition to a particular illness and to design effective preventive strategies; to complement traditional clinical diagnoses; and to identify patients who are likely to respond or not respond to particular drugs.

In addition to conducting work on our targets in deCODE’s collaborative and internal programs, the pharmaceuticals group provides drug discovery work for our fee-for-service customers.  deCODE’s other service offerings include protein crystallization products and protein structure analysis contract services through it’s Seattle-based biostructures group; pharmacogenomics and clinical trials services through it’s wholly-owned subsidiary Encode; and DNA analysis serices through it’s genotyping laboratory in Reykjavik.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by deCODE, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. deCODE believes the disclosures included in the condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in deCODE’s Annual Report on Form 10-K are adequate to make the information presented not misleading.

Certain reclassifications have been made in the three-month period ended March 31, 2003 to be consistent with the current presentation.  These financial statements are reported in United States dollars, deCODE’s functional currency and prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

deCODE’s revenues from research and development collaboration agreements are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts, generally either (i) as contract research costs are incurred, usually ratably over the period of effort, (ii) according to the level of efforts expended based on the ratio of contract research costs incurred to expected total costs, or (iii) upon the achievement of substantive milestones.   deCODE’s accounting recognition policies with respect to each significant element of our revenue is summarized as follows:

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

Milestone payments.  For contracts where (i) the milestone event is substantive, (ii) there is substantial effort involved in achieving the milestone, (iii) the milestone payment amount is commensurate with the magnitude of the related achievement, and (iv) the associated follow-on revenue streams bear a reasonable relationship to one another deCODE recognized revenue using the substantive milestone method. Under the substantive milestone method deCODE records revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE recognizes revenue when acknowledgement of having achieved applicable performance requirements is received from the collaborator. Milestone payments without the above characteristics are recognized on a retrospective basis over the contractual term of the underlying agreement.

Up-front, exclusivity, technology access, and technology development fees.  deCODE recognizes revenue from non-refundable fees not specifically tied to a separate earnings process ratably over the expected customer relationship period or estimated period of performance. Changes in estimates could impact revenue in the period the estimate is changed.  If deCODE’s estimate of the period of performance shortens or lengthens, the amount of revenue we recognize from such non-refundable fees not specifically tied to a separate earnings process could increase or decrease in the period the change in estimate becomes known; future related revenues would be adjusted accordingly.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21).  EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of  EITF No. 00-21 were applicable to revenue arrangements entered into fiscal periods beginning after June 15, 2003.  deCODE’s adoption of EITF No. 00-21 did not impact revenue for the year ended December 31, 2003 or the three months ended March 31, 2004; however, this pronouncement will impact the timing of revenue in the future, including the recognition of milestone payments received.

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)

Research funding and other service fees	$7,897	$8,601
Milestone payments	165	1,365
Up-front, exclusivity, technology access, and technology development fees	1,000	1,000
Other	1,220	876
	$10,282	$11,842

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

Two of deCODE’s executive officers own an aggregate 37.5% of the share capital and are board members of Prokaria ehf. (Prokaria).  deCODE provides Prokaria certain sequencing and advisory services in exchange for fees and recognized $0 and $7,000 in revenue in respect of such sequencing services provided during the three month-periods ended March 31, 2004 and 2003, respectfully.

Collaborations

F. Hoffmann-La Roche (Roche).

Therapeutics. In 1998 deCODE entered into a research collaboration and cross-license agreement with Roche, which terminated in 2002, under which deCODE identified key genetic factors involved in ten common diseases: osteoarthritis, Alzheimer’s disease, schizophrenia, PAOD, stroke, osteoporosis, obesity, anxiety, non-insulin-dependent diabetes and rheumatoid arthritis. In January 2002, deCODE entered into a new three-year agreement with Roche focused on turning the achievements of the 1998 gene discovery collaboration into novel therapeutics. The 2002 agreement provided that deCODE would collaborate with respect to four diseases that had been the subject of the 1998 agreement.  deCODE is currently collaborating on two of those diseases.  Under the 2002 agreement deCODE has received $17,000,000 in research funding and may receive an additional $3,000,000 in research funding during the remainder of the term of the agreement.  The agreement provides that upon the development of specified compounds during the term of the agreement and for a specified period thereafter deCODE may receive milestone payments, the amount of which will depend on the type of compound developed.  In addition, deCODE will be entitled to receive royalties on the sales of drugs that are developed.

Diagnostics.  In June 2001, deCODE signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. More recently deCODE has added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available.    Under the agreement we have received $30,187,500 in research funding, up-front fees and milestone payments.  deCODE may receive $14,062,500 in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones  and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $3.4 million and $ 5.3 million for the three-month periods ended March 31, 2004 and 2003, respectively, representing 33% and 45% of consolidated revenue for the three-month periods ended March 31, 2004 and 2003, respectively.

Merck & Co, Inc. (Merck).

Obesity.  In September 2002, deCODE entered into an alliance with Merck aimed at developing new treatments for obesity. Under the alliance, deCODE is combining our research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development.  Under the terms of the three-year agreement, which can be extended on a year-to-year basis upon the consent of the parties, deCODE has received research funding, technology access fees and milestone payments in the aggregate amount of $14,875,000 and may receive research funding and technology access in the future of $9,625,000.  In addition, deCODE may receive further research milestone payments and may receive milestone payments as compounds developed under the alliance advance in the development process and royalties on successfully marketed drugs.  Merck may terminate the agreement at any time upon 90 days’ notice or after September 26, 2004 upon 30 days’ notice in the event that the research program fails to achieve certain specified goals.

Information Rich Clinical Trials.  In February 2004, deCODE entered into an agreement with Merck under which deCODE will conduct information-rich clinical trials on a range of Merck’s developmental compounds. The term of the alliance is seven years, subject to termination by Merck after five years. deCODE will, at any given point over the course of the alliance, be conducting concurrent trials on as many as five Merck compounds.  The collaboration involved three agreements: (a) License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement.   Under the terms of the License and Research Collaboration Agreement, deCODE will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10,000,000. There is a contingency clause on the technology access fee if deCODE rejects the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2.5 million of the technology access fee.  Under the terms of the Stock and Warrant Purchase Agreement, Merck has purchased 689,703 shares of deCODE’s common stock at a price of $14.50 per share or $10 million, which represents a premium of $2.7 million to the fair market value of the stock on the effective date of the agreements ($10.60).  Accordingly, of the $10 million cash received, deCODE has ascribed $7.3 million to the common stock and the $2.7 million premium to deferred revenue.  Under the terms of the Warrant Agreement, deCODE has issued Merck a warrant to purchase up to 1,724,257 of additional shares of our common stock at an exercise price of $29.00 per share over the next five years. The warrant shall be exercisable at the option of Merck as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement with the final portion of warrants expiring in March 2009.  Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. The warrant was valued at $6.3 million using a Black Scholes model with the following assumptions: lives of one to five years, risk free interest rates of 1.24% to 3.07%, a volatility of 90% and no dividend yield.  The one-time technology access fee and the premium portion of the equity purchase together with the estimated fair value of the warrant have been deferred and the $6.4 million net amount is included in deferred revenue at March 31, 2004 and will be recognized as revenue over the seven year development term.

Revenues from the therapeutics and other alliances with Merck amounted to $1.9 million and $1.8 million for the three-month periods ended March 31, 2004 and 2003, respectively, representing 18% and 16% of consolidated revenue for the three-month periods ended March 31, 2004 and 2003, respectively.

Research and Development Expenses, Including Costs of Revenue

In accordance with SFAS No. 2,  “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred.  deCODE’s research and development expenses consist of the costs of its own internal programs and costs associated with research and development conducted in collaboration with and for others, consisting  of the following:

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)

Salaries and other personnel costs	$6,821	$8,120
Materials and supplies	2,274	3,557
Contractor services and other third party costs	1,913	1,766
Overhead expenses	1,365	2,351
Depreciation and amortization	2,812	3,555
Stock-based compensation and remuneration	248	322
	$15,433	$19,671

Stock-Based Compensation and Remuneration

deCODE follows SFAS No. 123, “Accounting for Stock-Based Compensation”. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options granted to employees or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and disclose the pro forma effects on net loss and net loss per share had the estimated fair value of the options granted to employees been expensed. SFAS No. 123 requires companies to expense the estimated fair value of stock options granted to non-employees. deCODE has elected to follow the intrinsic value method in accounting for its employee stock options and follows the fair value method in accounting for its non-employee stock options.

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

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)

Research and development expense	$248	$322
General and administrative expense	13	230
Total	$261	$552

Had compensation cost for all stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS 148), deCODE’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)

Net loss attributable to common stockholders — as reported	$(12,036)	$(13,042)
Add: Stock-based compensation expense included in reported net loss	261	552
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,441)	(1,193)
Net loss — proforma	$(13,216)	$(13,683)
Basic and diluted net loss per share — as reported	$(0.23)	$(0.25)
Basic and diluted net loss per share — proforma	(0.25)	(0.27)

The effects of applying the provisions of SFAS No. 123 on net loss and net loss per share as stated above is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options that may be granted in future years.

In January and February 2004, deCODE granted options to purchase 216,967 shares of common stock to employees and a director under the 2002 Equity Incentive Plan.

Computation of Net Loss Per Common Share

Basic net loss per share is computed using net loss available to common stockholders and the weighted-average number of commonshares outstanding. The weighted-average number of common shares outstanding during the period is the number of sharesdetermined by relating the portion of time within a reporting period that common shares have been outstanding to the total time in that period.

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

	March 31, 2004	March 31, 2003
	(Shares)	(Shares)
Warrants to purchase shares of common stock	3,124,724	1,851,300
Options to purchase shares of common stock	4,181,341	1,984,554
Restricted shares with an associated outstanding non-recourse promissory note	1,267,756	2,368,160
	8,573,821	6,204,014

In February 2004, deCODE issued a warrant to purchase 1,724,257 shares of common stock at $29.00 per share over five years to a collaborator in connection with a Stock and Warrant Purchase Agreement.  The warrant shall be exercisable at the option of Merck as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement.  Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect (See “Revenue Recognition” Note).

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income include foreign currency translation adjustments and standard forward foreign exchange contracts.  The following table presents the calculation of comprehensive income (loss):

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)

Net loss	$(12,036)	$(13,042)
Other comprehensive income (loss):
Foreign currency translation	1	3
Forward foreign exchange contract	(42)	0
Total comprehensive loss	$(12,077)	$(13,039)

Employee Termination Costs

Beginning in September 2002, deCODE reduced total worldwide headcount, focusing in particular on utilizing ongoing process automation and increased productivity in the core genetics operations in Reykjavik.  The following is a schedule of charges, payments and unpaid termination benefits for the three-month periods ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)

Balance at beginning of period	$66	$874
Additions to accrual	0	485
Payments of benefits	(66)	(1,155)
Balance at March 31	$0	$204

The charges related to termination benefits are for 27 employees during the three-month period ended March 31, 2003.

Derivative Financial Instruments

During the normal course of business, deCODE is exposed to foreign currency risk and interest rate risk. These risks can create volatility in earnings and cash flows from period to period. deCODE’s objective is to reduce volatility of earnings and cash flows associated with market risks.

deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a combined notional amount of 1,730 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133.  In March 2004, deCODE refinanced its Tier C bonds, with the new instrument being a variable rate U.S. dollar denominated debt (See Below).  Following-on from this refinancing, deCODE reconsidered its two cross-currency swaps and decided to liquidate them realizing $9,720,000 in proceeds.  deCODE realized a loss on this early termination that, together with unrealized losses on the swaps during the quarter ended March 31, 2004, amounted to $1,473,000.  Cumulative unrealized gains on the two cross-currency swaps through December 31, 2003 were $11,185,000.  Unrealized gains on the two cross-currency swaps in the quarter ended March 31, 2003 were $202,000.  Unrealized and realized gains and losses on these two cross-currency swaps are included in other non-operating income and (expense), net in the Condensed Consolidated Statements of Operations.

In March 2004, deCODE entered into five forward foreign exchange contracts with an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries.  At maturity of each contract, deCODE will sell $1,600,000 and deCODE will receive Icelandic krona at the contracted forward rate.  The contracts mature monthly through July 2004.  These forward foreign exchange contracts are designated as economic hedges of the foreign currency salary cash flows and qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Under SFAS 133 these contracts will be marked-to-market at the end of each reporting period and the estimated fair value of these instruments at March 31, 2004 is $59,000, net.  As of March 31, 2004, an unrealized loss of $42,000 was included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheet.  During the quarter ended March 31, 2004, a loss of $17,000 was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

Short-Term Borrowings

Short-term borrowings as of March 31, 2004 consists of a $6,500,000 loan with an Icelandic financial institution that is due in three traunches of $2,500,000, $2,000,000 and $2,000,000 on May 17, June 23 and July 30, 2004 at an interest rate of 1.90%, 2.05% and 2.00%, respectively.

Debt

Sale-leaseback Financing

In June 2003, deCODE sold certain laboratory equipment for $4,750,000 net cash proceeds and leased the equipment back from the counter-party (an Icelandic leasing company) for an 18-month term.  As ownership of the equipment will be transferred to deCODE at the end of the lease without any further significant payment, the transaction has been recorded as a financing and the gain ($1,418,000) has been deferred and is being amortized over the remaining useful life of the leased equipment (3 years).  In January 2004, deCODE exercised its option to extend the loan for an additional 18 month term.

Mortgage Refinancing

In March 2004, we entered into a $17,500,000 term loan with an Icelandic financial institution (the “Lender”) to refinance our Tier C bonds and Tier D bank loan.  The new term loan bears interest at the three-month LIBOR plus 3% (4.11% as of March 31, 2004) until March 1, 2009, at which point, the Lender may adjust the interest margin unilaterally.  The term loan is payable in twenty quarterly payments starting on March 1, 2009 and the final payment is due on December 1, 2013.  The term loan can be repaid on every anniversary of the loan starting on March 1, 2006, but for which we will pay a prepayment fee of 1% for every year that remains on the term loan facility with a maximum fee of 6%.

The remaining unamortized  borrowing costs and discount associated with the Tier C bonds and Tier D bank loan, along with borrowing costs associated with the new term loan and the call penalty associated with the prepayment of Tier C will be amortized to interest expense over the remaining term of the new loan.

Senior Convertible Notes

In April 2004, deCODE completed an offering of 3.5% Senior Convertible Notes due 2011 to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. From this offering, deCODE received gross proceeds of $150 million.

The Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes.  deCODE may redeem the Notes beginning April 20, 2009.

Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” deCODE has applied the disclosure provisions of this FIN 45 as of March 31, 2004. The following is a summary of deCODE’s agreements that it has determined are within the scope of FIN 45.

When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these liabilities as of March 31, 2004.

deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of March 31, 2004.

Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of its business which are not material, deCODE has no pending legal proceedings except as follows:

On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock. The complaint names deCODE, two of deCODE’s current executive officers (the “Individual Defendants”), and the two lead underwriters (the “Underwriter Defendants”) for our initial public offering in July 2000 (the “IPO”) as defendants.

In the amended pleading, the plaintiff alleges violations of Section 11 of the Securities Act of 1933 and violations of Section 10(b) of the Securities Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) against deCODE, the Individual Defendants and the Underwriter Defendants. In addition, the amended complaint alleges violations of Section 15 of the Securities Act of 1933, and Section 20(a) of the Securities Exchange Act of 1934 against the Individual Defendants. Generally, the amended complaint alleges that the Underwriter Defendants: (i) solicited and received excessive and undisclosed commissions from certain investors in exchange for which the Underwriter Defendants allocated to those investors material portions of the shares of our stock sold in the IPO; (ii) entered into agreements with customers whereby the Underwriter Defendants agreed to allocate shares of our stock sold in the IPO to those customers in exchange for which the customers agreed to purchase additional shares of our stock in the aftermarket at pre-determined prices; and (iii) improperly used their analysts, who purportedly suffered from conflicts of interest, to manipulate the market. The amended complaint further alleges that the prospectus incorporated into the registration statement for the IPO was materially false and misleading in that it failed to disclose these arrangements. The amended complaint also alleges that deCODE and the Individual Defendants had numerous interactions and contacts with the Underwriters from which deCODE and the Individual Defendants either knew of, or recklessly disregarded, the Underwriters’ purported wrongful acts. The suit seeks unspecified monetary and recissionary damages and certification of a plaintiff class consisting of all persons who purchased shares of our common stock from July 17, 2000 to December 6, 2000.

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

On July 31, 2003, our Board of Directors (other than Dr. Stefansson, who recused himself because he was an Individual Defendant) conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of deCODE and of the Individual Defendants for the conduct alleged in the amended complaint to be wrongful.  deCODE would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, and not assert or release, certain potential claims we may have against our underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by deCODE’s insurers.   The Board agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.

Due to the inherent uncertainties of litigation and the fact that the settlement is in its early stages, the ultimate outcome of this matter cannot be predicted.  If the settlement is not consummated, deCODE expects to contest the allegations against deCODE and deCODE’s officers vigorously.   If deCODE was required to pay significant monetary damages as a result of such litigation (or any other lawsuits alleging similar claims filed against deCODE and deCODE’s officers in the future), deCODE’s business could be significantly harmed. Even if such suit concludes in deCODE’s favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from the litigation and no amounts have been provided for such matters in deCODE’s financial statements.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (FIN 46).  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46, as amended by FIN 46R, provisions are required to be adopted in the first quarter of 2004. deCODE does not have any financial interests in variable interest entities created after January 31, 2003. The adoption of FIN 46R did not impact deCODE’s financial position or its results of operations for the quarter ended March 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (tabular amounts in thousands, except share and per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

Our primary focus is on the discovery and commercialization of novel therapeutics based on genetic information identified in our population-based gene discovery work.  Through our acquisition in March 2002 of MediChem Life Sciences and its subsidiary, Emerald Biostructures, now our pharmaceuticals and biostructures groups, we have integrated capabilities for applying genetic findings to the development of drugs, both through our own programs and in alliance with corporate partners.  We are also applying the links we have identified between genetic factors and disease to create DNA-based tests which can be used to identify patients with increased risk of developing a disease or to predict which patients will respond well to a given drug therapy.  We believe that such tests will become a standard part of healthcare within the coming decade; making it possible to gauge individual predisposition to a particular illness and to design effective preventive strategies; to complement traditional clinical diagnoses; and to identify patients who are likely to respond or not respond to particular drugs.  We are also marketing software systems we have developed, making correlations between genetic variation and disease and drug response.

We currently derive revenues primarily from research funding and other service fees from our collaborative partners; milestone payments, and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements comprise most of the rest of our revenues.  Our expenses consist primarily of research and development expenses.  While we are entitled to royalties or profit-sharing under the terms of our agreements, due to the extended time period for the development and commercialization of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts and do not expect to do so for several years, if at all.  In addition to conducting work on our targets in our collaborative and internal programs, our pharmaceuticals group provides drug discovery work for our fee-for-service customers.  Our other service offerings include protein crystallization products and protein structure analysis contract services through our Seattle-based biostructures group; pharmacogenomics and clinical trials services though our wholly owned subsidiary Encode; and DNA analysis services through our genotyping laboratory in Reykjavik, Iceland.

As we continue our discovery in common diseases, we aim to conserve ample resources to bring our products forward to the market, and we are constantly evaluating the optimal balance between several factors crucial to our strategy.  These include the level of our investment in research and development, the preservation of cash resources and their deployment for product development, and the financing environment.  Our goal is to bring products to the market and, in that, make the company profitable.  We believe the best means to achieve that objective is to operate the company on a sustainable basis such that it will have the staying power to turn our discoveries into products in the marketplace.  As a means to this end, in late 2002 and in the face of an uncertain environment in the capital markets, we undertook measures aimed at improving our operational efficiency and at lowering our operating costs.  As a benchmark, we set ourselves the goal of running our base research and development activities on a cash-neutral basis.  However, this objective was not an end unto itself but rather a means to ensure that we continued to have on hand the resources to advance our key drug and diagnostic programs.

While we achieved positive cash flow from operations for the third quarter of 2003 and the first quarter of 2004, we believe that the initiation of substantial new activities, such as the conduct of clinical trials on our proprietary compounds, will require significant additional expenditures.  For example, in our target discovery work on our findings in myocardial infarction, we have in-licensed a compound that was developed for a different indication but which acts upon our principal target and for which we are conducting a Phase II clinical trial in Iceland.  We expect to seek similar in-licensing opportunities for other compounds in other diseases and any success may increase our cash requirements.  We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges.  We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.  We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

Following our sale of $150,000,000 of our 3.5% Senior Convertible Notes in April, 2004, we believe that we have sufficient cash resources to continue to fund our current research and operations for several years.  However, we will require significant additional capital in the future for our product development programs and so will continue to investigate additional avenues of financing.  Our ability to obtain capital will be affected by conditions in the global financial markets and in the pharmaceutical industry.  We expect that downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on favorable terms while positive movement in those markets will pose opportunities for us.

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

Collaborations and Alliances

Collaborations and further growth in our medicinal chemistry, pharmacogenomics, clinical trial services and informatics services will remain an important element of our business strategy and future revenues.  Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and our collaborative partners’ ability to successfully commercialize products incorporating, or based on, our work.  It is also dependent on our ability to maintain and grow our service lines of business.  There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, sign additional subscribers to our database services, or successfully expand our medicinal chemistry or pharamacogenomics businesses.  Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a material (or materially) adverse effect on our business, financial condition and results of operations.  We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies in the near term.  It may be several years before product revenues materialize, if they do at all.

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

Results of Operations for the Three-Month Periods Ended March 31, 2004 and 2003

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

Company highlights include:

•                  Our revenue was $10.3 million for the three-month period ended March 31, 2004 as compared to $11.8 million for the three-month period ended March 31, 2003.  These revenues reflects the long-term, product development focus of our business strategy and our corporate partnerships, as well as the timing of milestone payments. At the close of the quarter the company had $18.9 million in deferred research revenue, compared to $12.8 million at the close of the first quarter 2003. This increase reflects cash received related to the company’s new alliance with Merck, and will be recognized, along with other deferred revenue, over future reporting periods.

•                  We decreased our research and development expenses to $15.4 million for the three-month period ended March 31, 2004 as compared to $19.7 million for the three-month period ended March 31, 2003.  The 22% decrease in 2004 as compared to 2003 reflects the successful streamlining and automation of the company’s core genetics research operations together with increased expenditures on product development.

•                  In April 2004, we initiated a ten-week, information-rich Phase IIa clinical trial in Iceland that will examine the effect of various dose levels of our developmental compound DG031 on the production of leukotrienes and other biomarkers associated with vascular inflammation. We plan to employ the data generated in this trial to optimize the design of an information-rich, multicenter Phase III trial to test DG031 for the prevention of heart attack that may commence before the end of 2004.

•                  At March 31, 2004, we had $97.0 million in cash and cash equivalents, including $6 million in restricted cash. This is approximately $22 million more than at the close of the fourth quarter of 2003. The increase reflects payments related to the signing of a new drug development alliance with Merck and the liquidation of our two currency swaps, offset in part by costs associated with the advancement of our drug development programs.

•                  In April 2004, we completed an offering of 3.5% Senior Convertible Notes due 2011 to qualified institutional buyers pursuant to Rule 144A and raised gross proceeds of $150 million.  The Notes are convertible into shares of our common stock, at the option of the holder, at a price of $14.00 per share, equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes.  We may redeem the Notes beginning April 20, 2009. We expect to use the proceeds of the offering principally for advancing our drug development programs, as well as for general corporate purposes.

Revenue.  Our business strategy is focused on turning our discoveries and assets into a broad range of products for the market, as we leverage our capabilities to generate near-term service revenue.  In some instances, we are pursuing product development on our own.  In others, we have formed alliances with pharmaceutical and biotechnology firms through which we can cover some of the cost of conducting basic research and spread the risk and investment involved in product development.  We have entered into research, development and commercialization alliances and collaborations with major pharmaceutical and biotechnology companies across our business.  Depending on the nature of each prospective business opportunity, the key components of the commercial terms of such alliance arrangements typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

Significant elements of our revenue are summarized as follows:

	For the Three Month Periods Ended March 31,
	2004	2003
	(In thousands)
Research funding and service fees	$7,897	$8,601
Milestone payments	165	1,365
Up-front, exclusivity, technology access, and technology development fees	1,000	1,000
Other	1,220	876
	$10,282	$11,842

Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

Therapeutics.  In 1998 we entered into a research collaboration and cross-license agreement with Roche, which terminated in 2002, under which we identified key genetic factors involved in ten common diseases: osteoarthritis, Alzheimer’s disease, schizophrenia, PAOD, stroke, osteoporosis, obesity, anxiety, non-insulin-dependent diabetes and rheumatoid arthritis.  In January 2002, we entered into a new three-year agreement with Roche focused on turning the achievements of our 1998 gene discovery collaboration into novel therapeutics.  The 2002 agreement provided that we would collaborate with respect to four diseases that had been the subject of the 1998 agreement.  We are currently collaborating on two of those diseases.  Under the 2002 agreement, we have received $17,000,000 in research funding and may receive an additional $3,000,000 in research funding during the remainder of the term of the agreement.  The agreement provides that upon the development of specified compounds during the term of the agreement and for a specified period thereafter we may receive milestone payments, the amount of which will depend on the type of compound developed.  In addition, we will be entitled to receive royalties on the sales of drugs that are developed.  We expect that we will not receive research funding under the 2002 agreement after February 1, 2005, when the research term ends, unless we and Roche decide to extend the collaboration beyond that time.

Diagnostics.  In June 2001, we signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases.  More recently we have added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available.  Under the agreement, we have received $30,187,500 in research funding, up-front fees and milestone payments.  We may receive $14,062,500 in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $3.4 million and $5.3 million for the three-month periods ended March 31, 2004 and 2003, respectively.

Merck & Co., Inc. (Merck)

Obesity.  In September 2002, we entered into an alliance with Merck aimed at developing new treatments for obesity.  Under the alliance, we are combining our research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development.  Under the terms of the three-year agreement, which can be extended on a year-to-year basis upon the consent of the parties, we have received research funding, technology access fees and milestone payments in the aggregate amount of $14,875,000 and may receive research funding and technology access in the future of $9,625,000.  In addition, we may receive further research milestone payments and we may receive milestone payments as compounds developed under the alliance advance in the development process and royalties on successfully marketed drugs.  Merck may terminate the agreement at any time upon 90 days’ notice or after September 26, 2004 upon 30 days’ notice in the event that the research program fails to achieve certain specified goals.

Information-Rich Clinical Trials.  In February 2004, we entered into an agreement with Merck under which we will conduct information-rich clinical trials on a range of Merck’s developmental compounds. The term of the alliance is seven years, subject to termination by Merck after five years.  We will, at any given point over the course of the alliance, be conducting concurrent trials on as many as five Merck compounds.  The collaboration involved three agreements: (a) License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement.   Under the terms of the License and Research Collaboration Agreement, deCODE will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10,000,000. There is a contingency clause on the technology access fee if we reject the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2.5 million of the technology access fee.  Under the terms of the Stock and Warrant Purchase Agreement, Merck has purchased 689,703 shares of our common stock at a price of $14.50 per share or $10 million, which represents a premium of $2.7 million to the fair market value of the stock on the effective date of the agreements ($10.60).  Accordingly, of the $10 million cash received, we have ascribed $7.3 million to the common stock and $2.7 million premium to deferred revenue.  Under the terms of the Warrant Agreement, we have issued Merck a warrant to purchase up to 1,724,257 of additional shares of our common stock at an exercise price of $29.00 per share over the next five years. The warrant shall be exercisable at the option of Merck as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement with the final portion of warrants expiring in March 2009.  Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. The warrant was valued at $6.3 million using a Black Scholes model with the following assumptions: lives of one to five years, risk free interest rates of 1.24% to 3.07%, volatility of 90% and no dividend yield.  The one-time technology access fee and the premium portion of the equity purchase together with the estimated fair value of the warrant have been deferred and the $6.4 million net amount is included in deferred revenue at March 31, 2004 and will be recognized as revenue over the seven year development term.

Revenues from the therapeutics and other alliances with Merck during the periods presented amounted to $1.9 million and $1.8 million for the three-month periods ended March 31, 2004 and 2003, respectively.

Revenue for the three-month periods ended March 31, 2004 and 2003 are as follows:

			2004 as Compared to 2003
	2004	2003	$ Change	% Change
	(In thousands, except%)
Revenue	$10,282	$11,842	$(1,560)	(13)%

The 13% decrease in revenue in the three-month period ended March 31, 2004 from the same period in 2003 is reflective of the long-term, product development focus of our business strategy and our corporate partnerships, as well as the timing of milestone payments. At the close of the quarter the company had $18.9 million in deferred revenue, compared to $12.8 million at the close of the first quarter 2003. This increase is reflects cash received related to the company’s new alliance with Merck, and will be recognized, along with other deferred revenue, over future reporting periods.  We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between quarters.

Research and Development, including Cost of Revenue.  Research and development expenses for the three-month periods ended March 31, 2004 and 2003 are as follows:

			2004 as Compared to 2003
	2004	2003	$ Change	% Change
	(In thousands, except%)
Research and Development including Cost of Revenue	$15,433	$19,671	$(4,238)	(22)%

The 22% decrease in the quarter ended March 31, 2004 as compared to the same period in 2003 reflects the successful streamlining and automation of the company’s core genetics research operations together with increased expenditures on product development, with notable reductions in our salary and related expenses ($1.8 million), usage of chemicals and consumables ($0.3 million) and our research and development facilities-related and other overheads ($0.9 million).  Further, productivity gains have enabled acceleration in our basic gene and target discovery work while also making available the resources to undertake preparations for clinical work on our lead drug development programs.  Our research and development expenses for the quarter ended March 31, 2004 as compared to the same period in 2003 also reflect a relative net benefit of $0.5 million resulting from (i) materials and supplies we used for which there was relatively little or no attendant cost as a result of prior provisions we had made as slow moving, excess or obsolete according to our accounting policy, and (ii) development funding received from International Business Machines Corporation (IBM).

In April 2004, we initiated a ten-week, information-rich Phase IIa clinical trial in Iceland that will examine the effect of various dose levels of our developmental compound DG031 on the production of leukotrienes and other biomarkers associated with vascular inflammation. We plan to employ the data generated in this trial to optimize the design of an information-rich, multicenter Phase III trial to test DG031 for the prevention of heart attack that may commence before the end of 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three-month periods ended March 31, 2004 and 2003 are as follows:

			2004 as Compared to 2003
	2004	2003	$ Change	% Change
	(In thousands, except%)
Selling General and Administrative	$4,230	$4,257	$(27)	(1)%

Our selling, general and administrative expenses were virtually unchanged in the quarter ended March 31, 2004 as compared to the same period in 2003.  Our selling, general and administrative expenses for the quarter ended March 31, 2004 as compared to the same period in 2003 show an improvement in selling, general and administrative overheads ($0.5 million), an increase in salaries and employee benefits ($0.4 million) and an increase in our director’s and officer’s insurance premiums ($0.3 million).

Stock Based Compensation and Remuneration Expense.  Stock based compensation and remuneration expense for the three-month periods ended March 31, 2004 and 2004 are as follows:

			2004 as Compared to 2003
	2004	2003	$ Change	% Change
	(In thousands, except%)
Stock Based Compensation and Remuneration Expense	$261	$552	$(291)	(53)%

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

Employee Termination Charges.  Impairment, employee termination benefits and other costs for the three-month periods ended March 31, 2004 and 2003 are as follows:

			2004 as Compared to 2003
	2004	2003	$ Change	% Change
	(In thousands, except%)
Employee Termination Charges	$0	$485	$(485)	(100)%

Beginning in September 2002, we implemented a cost reduction program aimed at achieving positive operating cashflow from existing operations by the end of 2003.  In this regard, we reduced total worldwide headcount, focusing in particular on utilizing ongoing process automation and increased productivity in the core genetics operations in Reykjavik, Iceland.  During the year ended December 31, 2003, we recorded $951,000 of additional employee terminations benefits.  The following summarizes the charges, payments and unpaid termination benefits for the three month periods ending March 31, 2004 and 2003:

	For the Three Month Periods Ended March 31,
	2004	2003
	(In thousands)
Balance at beginning of period	$66	$874
Additions to accrual	0	485
Payments of benefits	(66)	(1,155)
	$0	$204

The charges related to termination benefits are for 0 and 27 employees during the three-month periods ended March 31, 2004 and 2003, respectively.

Interest Income.  Interest income for the three-month periods ended March 31, 2004 and 2003 are as follows:

			2004 as Compared to 2003
	2004	2003	$ Change	% Change
	(In thousands, except%)
Interest Income	$235	$355	$(120)	(34)%

In general, the decreased returns are attributable to the continued decline of prevailing interest rates but also from an overall decrease in our cash balance as we utilize the proceeds of, among other of our financing activities, our initial public offering.

In April 2004, we completed an offering of 3.5% Senior Convertible Notes realizing gross proceeds of $150.0 million.  We expect to use the proceeds of this offering principally for advancing our drug development programs.  In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal while maximizing income we receive from our investments without significantly increasing risk.  We expect to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  As a result, we expect that the amount of our interest income will increase in the future although the rate of returns on the portfolio may not increase appreciably.

Interest Expense.  Interest expense for the three-month periods ended March 31, 2004 and 2003 are as follows:

			2004 as Compared to 2003
	2004	2003	$ Change	% Change
	(In thousands, except%)
Interest Expense	$1,199	$916	$283	31%

The increase in interest expense from 2003 reflects the cost of financings put into place during the late part of 2001 and early part of 2002 and, from 2003, reflects an equipment sale-leaseback financing in June, as well as short-term borrowings made in the latter-half of 2003.

In April 2004, we completed an offering of 3.5% Senior Convertible Notes due 2011 realizing gross proceeds of $150.0 million.  We will pay interest on the notes in April and October of each year, beginning October 2004.  As a result, our interest expense will increase considerably in the future.

Other Non-Operating Income and Expense, Net.  Other non-operating income and expense for the three-month periods ended March 31, 2004 and 2003 are as follows:

			2004 as Compared to 2003
	2004	2003	$ Change	% Change
	(In thousands, except%)
Other Non-Operating Income And Expense, Net	$(1,658)	$90	$(1,748)	1,942%

Our other non-operating income and expense, net for the quarters ended March 31, 2004 and 2003 comprises unrealized and realized swap gains and losses and the net impact of foreign exchange.  In March 2004, we liquidated our two cross-currency swaps receiving $9.7 million in proceeds.  We realized a loss on this early termination that, together with unrealized losses on the swaps during the quarter ended March 31, 2004, amounted to $1.5 million.  Unrealized gains on the two cross-currency swaps in the quarter ended March 31, 2003 were $0.3 million.

Income Taxes.  As of March 31, 2004, we had an accumulated deficit of $342.2 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three-month periods ended March 31, 2004 and 2003.  Realization of deferred tax assets is dependent on future earnings, if any.  As of December 31, 2003, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $31.4 million to offset future taxable income in the United States that expire at various dates through 2023.  Also, as of December 31, 2003, our foreign subsidiaries had net operating losses carried forward of approximately $146.3 million that expire in varying amounts beginning in 2006.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share for the three-month periods ended March 31, 2004 and 2003 are as follows:

			2003 as Compared to 2002
	2004	2003	$ Change	% Change
	(In thousands, except%)
Net Loss	$(12,036)	$(13,042)	$(1,006)	(8)%

Basic and Diluted Net Loss Per Share	$(0.23)	$(0.25)	$(0.02)	(8)%

Net loss and basic and diluted net loss per share both declined 8% for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 principally due to the successful streamlining and automation of the company’s core genetics research operations.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements and the issuance of equity securities and long-term financing instruments ($538 million from the beginning of 1999 to-date).  Future funding under terms of our existing agreements is approximately $53 million excluding milestone payments and royalties that we may earn under such collaborations.  In April 2004, we completed an offering of 3.5% Senior Convertible Notes in which we received $144 million, net of expenses.

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

Based upon the range of our current activities, and without regard to any changes we may make in advancing our drug development programs as a result of the additional resources provided by the recent offering of Senior Convertible Notes, we currently expect to have an overall net use of cash in 2004 in our operating, investing and financing activities very similar to that used in 2003 ($18.6 million).  Debt service in 2004 together with net payments on short-term borrowings and other working capital needs are expected to amount to $15.0 million, excluding the additional $5.2 million annual interest on our new 3.5% Senior Convertible Notes.  In February 2004, we received total proceeds of $20.0 million from Merck for their purchase of deCODE common stock and an upfront technology access fee.  Of the $20.0 million received, $7.3 million has been ascribed to the value of the common stock and $12.7 million considered upfront payments associated with the collaboration.  Although our capital expenditure needs and other investing activities may in the future fluctuate significantly from period to period, we currently anticipate that we will largely only make replacement capital expenditures in 2004.  We will continue to carefully manage our basic operating costs.  However, having completed our $150,000,000 Senior Convertible Notes offering we are better positioned to advance our own programs and to make decisions as to which programs to partner and how.  We are able and ready to deploy the necessary resources to bring our proprietary programs into the clinic and we will be re-examining our strategic options in advancing such programs. Our most advanced proprietary drug discovery programs are in myocardial infarction and peripheral arterial occlusive disease (PAOD).  In our myocardial infarction program we in-licensed DG031 in the fourth quarter of 2003, a compound that we will be testing in the clinic as a treatment for vascular inflammation and the prevention of heart attack and in April 2004 we began our Phase II information-rich clinical trial.  In our PAOD program, during 2003 we advanced into screening of lead compounds and we anticipate filing an investigational new drug (IND) application in PAOD by the end of 2004 or early 2005 and entering into the clinic shortly thereafter.

	For the Three Month Periods Ended March 31,
	2004	2003
	(In thousands)

Cash provided by (used in):
Operating activities	$7,048	$(12,260)
Investing activities	(654)	(325)
Financing activities	15,893	(1,437)
Cash and cash equivalents, at end of period	90,956	73,222

Cash and Cash Equivalents.  At March 31, 2004, we had $97.0 million in cash and cash equivalents, including $6 million in restricted cash. This is approximately $22 million more than at the close of the fourth quarter of 2003. The increase reflects equity and technology access fee payments received related to the signing of a new drug development alliance with Merck ($20.0 million) and the liquidation of our two currency swaps ($9.7 million), offset in part by costs associated with the advancement of our drug development programs.  For the quarter ended March 31, 2004, capital expenditures amounted to $0.7 million and debt service was $1.9 million.  Available cash is invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments.  Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing.  This cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities.  Net cash provided by operating activities increased to $7.0 million for the quarter ended March 31, 2004 as compared to a use of $12.3 million for the same period in 2003.  Together with the $12.7 million technology access fee and premium on common stock received from Merck in the quarter ended March 31, 2004, working capital provided $14.5 million of funds as compared to a use $4.4 million in the three-month period ended March 31, 2003.  As more fully described above, the decrease in use of cash in operating activities reflects the successful streamlining and automation of the company’s core genetics research operations together with increased expenditures on product development.

Investing Activities.  Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business.  Purchases of property and equipment during the three-month period ended March 31, 2004 were $0.7 million as compared to $0.3 million in the three-month period ended March 31, 2003.  We principally made replacement capital expenditures during 2003 and into 2004 and did invest in certain equipment for our statistical lab during the quarter ended March 31, 2004.  Although we expect to continue to make simply replacement capital expenditures, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Financing Activities.  Net cash of $15.9 million was provided in financing activities in the three-month period ended March 31, 2004, as compared to $1.4 million used in financing activities in the three-month period ended March 31, 2003.  Financing activities for the three-month period ended March 31, 2004 largely consisted of proceeds on the issuance of common stock to Merck ($7.7 million), proceeds in the liquidation of our two cross-currency swap ($9.7 million) and installment payments on our existing debt and capital lease obligations ($1.9 million).

In March 2004, we entered into a $17,500,000 term loan with an Icelandic financial institution (the “Lender”) to refinance our Tier C bonds and Tier D bank loan, thereby securing a significantly lower interest rate and extended payment terms on this portion of our mortgage obligations.  The new term loan bears interest at the three-month LIBOR plus 3% (4.11% as of March 31, 2004) until March 1, 2009, at which point, the Lender may adjust the interest margin unilaterally.  The term loan is payable in twenty quarterly payments starting on March 1, 2009 and the final payment is due on December 1, 2013.  The term loan can be repaid on every anniversary of the loan starting on March 1, 2006, but for which we will pay a prepayment fee of 1% for every year that remains on the term loan facility with a maximum fee of 6%.

In April 2004, we completed an offering of 3.5% Senior Convertible Notes due 2011 to qualified institutional buyers pursuant to Rule 144A. In addition to the $125.0 million principal amount of Notes offered, we issued a further $25.0 million of Notes pursuant to the exercise of the over-allotment option by the initial purchasers of the Notes.  The Notes are convertible into shares of our common stock, at the option of the holder, at a price of $14.00 per share, equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes.  We may redeem the Notes beginning April 20, 2009. We expect to use the proceeds of the offering principally for advancing our drug development programs, as well as for general corporate purposes.

General.  We believe that our existing resources will be adequate to satisfy our capital needs for several years. Our cash requirements depend on numerous factors, including our ability to obtain new research collaboration agreements, to obtain subscription and collaboration agreements for the database services; to obtain and maintain contract service agreements in our chemistry services and clinical research trials groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment, including capital equipment necessary to ensure that our sequencing and genotyping operations remain competitive; and capital expenditures required to expand our facilities. Changes in our research and development plans, the entry into clinical trials of a drug based on our discoveries, or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (FIN 46).  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46, as amended by FIN 46R, provisions are required to be adopted in the first quarter of 2004. deCODE does not have any financial interests in variable interest entities created after January 31, 2003. The adoption of FIN 46R did not impact on our financial position or its results of operations for the quarter ended March 31, 2004.

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

Risks Related to Our Business

We may not successfully develop or derive revenues from any products.

We use our technology and research capabilities primarily to identify genes or gene fragments that are responsible for certain diseases, indicate the presence of certain diseases or cause or predispose individuals to certain complex diseases. Although we have identified genes that we believe are likely to cause certain diseases, we may not be correct and may not be successful in identifying any other similar genes. Many experts believe that some of the diseases we are targeting are caused by both genetic and environmental factors. Even if we identify specific genes that are partly responsible for causing diseases, any gene-based therapeutic or diagnostic products may not detect, prevent, treat or cure a particular disease. Accordingly, even if we are successful in identifying specific genes, our discoveries may not lead to the development of commercial therapeutic or diagnostic products.

Any pharmaceutical or diagnostic products that we or our collaborators are able to develop will fail to produce revenues unless we:

•                  establish that they are safe and effective;

•                  successfully compete with other technologies and products;

•                  ensure that they do not infringe on the proprietary rights of others;

•                  establish that they can be manufactured in sufficient quantities at reasonable costs; and

•                  can market them successfully.

We may not be able to meet these conditions. We expect that it will be years, if ever, before we will recognize significant revenue from the development of therapeutic or diagnostic products.

Our informatics products may not meet the needs of potential customers. We have generated little revenue from sales or licenses of informatics products. We cannot assure you that we can successfully develop or commercialize, or that there will be a market for, our informatics products.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $12.0 million for the quarter ended March 31, 2004, and had an accumulated deficit of $342.2 million at March 31, 2004. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and other collaborations, and from contract services. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials) and to prepare our informatics products. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term.  It may be several years before product revenues materialize, if they do at all.  As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

Clinical trials required for our product candidates or the products of our customers and partners are expensive and time-consuming, and their outcome is uncertain.

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

•                  delays in approvals or failure to obtain approval from the pertinent review board for studies conducted at sites outside of Iceland;

•                  delays in approvals or the failure to obtain approval from the National Bioethics Committee for trials in Iceland;

•                  longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

•                  lack of sufficient supply of the product candidate;

•                  adverse medical events or side effects in treated patients;

•                  lack of effectiveness of the product candidate being tested; and

•                  regulatory changes.

Even if we obtain positive results from pre-clinical or clinical trials for a particular product, we may not achieve the same success in future trials of that product. In addition, some or all of the clinical trials we undertake may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals, which could prevent the creation of marketable products. Our product development costs will increase if we have delays in testing or approvals, if we need to perform more or larger clinical trials than planned or if our trials are not successful. Delays in our clinical trials may harm our financial results and the commercial prospects for our products.  Delays or termination of clinical trials that we conduct for our partners or customers may also harm our financial results as payments under these contracts may be delayed, reduced or curtailed.

Because revenues are concentrated, the loss of a significant customer would harm our business.

Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest customer, Roche, accounted for approximately 43% of our consolidated revenue in 2003 and 33% of consolidated revenue in the three-month period ended March 31, 2004. Revenue under our alliance with Merck accounted for approximately 19% of consolidated revenue in 2003 and 18% of consolidated revenue in the three-month period ended March 31, 2004. Revenues under the joint development and commercialization agreement with ABG, which was terminated in the fourth quarter of 2002, accounted for 15% of consolidated revenue in the year ended December 31, 2002. The loss of any significant customer may significantly lower our revenues and affect our progression to profitability.

If we are not able to obtain sufficient additional funding to meet our capital requirements, we may be forced to reduce or terminate our research and product development programs.

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

We intend to rely on Roche, Merck and other existing and future collaborators for significant funding of our research efforts. In addition, we may seek additional funding through public or private equity offerings and debt financings. We may not be able to obtain additional financing when we need it or the financing may not be on terms favorable to us or our stockholders. Stockholders’ ownership will be diluted if we raise additional capital by issuing equity securities.

If we raise additional funds through collaborations and licensing arrangements, we may have to relinquish rights to some of our technologies or product candidates, or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate our discovery and research programs and product development.

The Icelandic parliament enacted legislation in 2002, authorizing the Minister of Finance to provide an Icelandic government guarantee of a convertible bond offering of up to $200 million by us for the purpose of financing our new activities in the area of drug development.  To become effective, this legislation must be approved by the European Free Trade Association Surveillance Authority, or ESA, following a notification to ESA by the Minister of Finance. ESA’s task is to ensure compatibility with the state aid stipulations of the agreement on the European Economic Area, to which Iceland is a signatory. The ESA began a formal investigation procedure with regard to the proposed state guarantee in 2003.  Following completion of the sale of our 3.5% Senior Convertible Notes due 2011 in April, 2004, we advised the Minister of Finance that we did not intend to seek government guaranteed financing pursuant to this legislation.  As a result, the Minister of Finance withdrew its notification of the proposed state aid to ESA, which subsequently terminated its review. At this time no action is being take to make the 2002 legislation effective, nor is it likely that such action will be taken in the future.

If we cannot successfully develop a marketing and sales force or maintain suitable arrangements with third parties to market and sell our products, our ability to deliver products may be impaired.

We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any approved product, we must either develop a marketing and sales force, which will require substantial additional funds and personnel, or, where appropriate or permissible, enter into arrangements with third parties to market and sell our products. We might not be successful in developing marketing and sales capabilities. Further, we may not be able to enter into marketing and sales agreements with others on acceptable terms, and any such arrangements, if entered into, may be terminated. If we develop our own marketing and sales capability, it will compete with other companies that currently have experienced, well-funded and larger marketing and sales operations. To the extent that we enter into co-promotion or other sales and marketing arrangements with other companies, revenues will depend on the efforts of others, which may not be successful.

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

Through our wholly owned subsidiary Encode ehf., we contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include:

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

•                  we fail to obtain permission to conduct trials from the National Bioethics Committee of Iceland;

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

The users of any therapeutic or diagnostic products developed as a result of our discovery or research programs or the use of our database or informatics products may bring product liability claims against us. We currently do not carry liability insurance to cover such claims. We are not certain that we, or our collaborators will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize products.

Increased leverage as a result of our convertible debt may harm our financial condition and results of operations.

In April, 2004 we issued $150,000,000 principal amount of our 3.5% Senior Convertible Notes due 2011 (the “Notes”).  At March 31, 2004, we would have had $205,108,000 of outstanding debt as reflected in our balance sheet, after giving effect to the Notes. We may incur additional indebtedness in the future and the Notes do not restrict our future issuance of indebtedness.  Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•              a portion of our cash flow from operations will be dedicated to the payment of any interest  required with respect to outstanding indebtedness;

•              increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•              depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to the success of our development and commercialization of new pharmaceutical products, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

•               to seek additional financing in the debt or equity markets;

•               to refinance or restructure all or a portion of our indebtedness, including the Notes;

•               to sell selected assets; or

•               to reduce or delay planned expenditures on clinical trials, and development and commercialization activities.

Such measures might not be sufficient to enable us to service our debt.  In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

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

We publish our consolidated financial statements in U.S. dollars. Currency fluctuations can affect our financial results because a portion of our cash reserves and our operating costs are in Icelandic kronas. A fluctuation of the exchange rates of the Icelandic krona against the U.S. dollar can thus adversely affect the “buying power” of our cash reserves and revenues. Most of our long-term liabilities are U.S. dollar denominated. However, we may enter into hedging transactions if we have substantial foreign currency exposure in the future. We may have increased exposure as a result of investments or payments from collaborative partners.

Our contracts may terminate upon short notice.

Many of our contracts for research services are terminable on short notice. This means that our contracts could be terminated for numerous reasons, any of which may be beyond our control such as a reduction or reallocation of a customer’s research and development budget or a change in a customer’s overall financial condition. The loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from a contract, could significantly reduce our profitability and require us to reallocate under-utilized physical and professional resources.

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

Our ability to compete successfully will depend, in part, on our ability, and that of our collaborators, to:

•                  develop proprietary products;

•                  develop and maintain products that reach the market first, and are technologically superior to, and more cost effective than, other products on the market;

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

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to outsource to organizations like us the conduct of genetic research, clinical research, sales and marketing projects and chemistry research and development projects. If these industries reduce their present tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. These alliances and arrangements are both time consuming and complex and we face substantial competition in establishing these relationships. In addition, our ability to generate new business could be impaired by general economic downturns in our customers’ industries. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry.  If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of the slowdown in the overall U.S. economy, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

If regulatory approvals for products resulting from our gene discovery programs are not obtained, we will not be able to derive revenues from these products.

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

In addition, patent law relating to the scope of claims in the area of genetics and gene discovery is still evolving. There is substantial uncertainty regarding the patentability of genes or gene fragments without known functions. The laws of some European countries provide that genes and gene fragments may not be patented. The European Commission has passed a directive that prevents the patenting of genes in their natural state. The U.S. Patent and Trademark Office initially rejected a patent application by the National Institutes of Health on partial genes. Accordingly, the degree of future protection for our proprietary rights is uncertain and, we cannot predict the breadth of claims allowed in any patents issued to us or others. We could also incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties or if we initiate such suits.

Others may have filed and in the future are likely to file patent applications covering genes or gene products that are similar or identical to our products. We cannot be certain that our patent applications will have priority over any patent applications of others. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if we are holding or are granted patents, we cannot be sure that they would be valid and enforceable against third parties. Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. Any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that we or our partners would prevail in any action or that any license required under any patent would be made available on commercially acceptable terms, if at all. If licenses are not available, we or our partners may be required to cease marketing our products or practicing our methods.

If expressed sequence tags, single nucleotide polymorphisms, or SNPs, or other sequence information become publicly available before we apply for patent protection on a corresponding full-length or partial gene, our ability to obtain patent protection for those genes or gene sequences could be adversely affected. In addition, other parties are attempting to rapidly identify and characterize genes through the use of gene expression analysis and other technologies. If any patents are issued to other parties on these partial or full-length genes or gene products or uses for such genes or gene products, the risk increases that the sale of our or our collaborators’ potential products or processes may give rise to claims of patent infringement.  The amount of supportive data required for issuance of patents for human therapeutics is highly uncertain. If more data than we have available is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Even with supportive data, the ability to obtain patents is uncertain in view of evolving examination guidelines, such as the utility and written description guidelines that the U.S. Patent and Trademark Office has adopted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds and bank deposits are not subject to market risk because the interest paid on such  funds fluctuates with the prevailing interest rate. As of March 31, 2004, all of our cash and cash equivalents were in money market, bank deposit and checking accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of deCODE’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of such fiscal quarter, deCODE’s current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports deCODE files under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

(b) Changes in internal controls. There was no change in deCODE’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, deCODE’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the matters reported in our annual report on Form 10-K for the year ended December 31, 2003.

ITEM 2.  CHANGES IN  SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On February 25, 2004, we issued to Merck & Co., Inc. (i) 689,703 shares of our common stock for an aggregate purchase price of $10,000,000 and (ii) a warrant to purchase 1,724,257 shares of our common stock at an exercise price of $29.00 per share.  The warrant may be exercised at the option of the holder at any time prior to its expiration on March 26, 2009.  The offer and sale of these securities were exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act as a transaction not involving a public offering because of the nature of the purchaser and the circumstances of the offering.  Appropriate legends restricting transfer were affixed to the certificates representing the common stock and the warrant.

On April 14, 2004, we issued $150,000,000 principal amount of our 3.5% Senior Convertible Notes due 2011 (the “Notes”) to Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co., Deutsche Bank Securities and ThinkEquity Partners LLC (the “Initial Purchasers”) for a price of 96.5% of the principal amount of the Notes, or $144,750,000.  The Initial Purchasers resold the Notes to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Act”).

The offer and sale of the Notes to the Initial Purchasers were exempt from registration under the Act pursuant to Section 4(2) of the Act as a transaction not involving a public offering because of the nature of the purchasers and the circumstances of the offering. The Notes were resold by the Initial Purchasers in reliance on Rule 144A under the Act.  Each Initial Purchaser made representations to us as to its compliance with Rule 144A. In addition, appropriate legends restricting transfer were affixed to the Notes.

The Notes are convertible at any time through maturity into shares of our common stock, at the option of the holder, at a price of $14.00 per share, which is equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes.

ITEM 5. OTHER INFORMATION

(a) On April 28, 2004 James Beery was appointed to our Board of Directors  to serve as a Class II Director until the Annual Meeting of the Stockholders to be held in 2006 and until his successor has been duly elected and qualifies.  Mr. Beery is Senior of Counsel in the London office of Covington & Burlington, an international law firm.  Prior to his present appointment he served as Senior Vice President and General Counsel of GlaxoSmithKline, and prior to the merger creating that company,  SmithKline Beecham.  Mr. Beery holds a BA from Harvard College and a JD from Stanford Law School.

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

4.4	Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

4.5	Form of Indexed Bond (Tier A) (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

4.7	Warrant dated February 25, 2004, issued to Merck & Co., Inc. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 15, 2004.)

4.8	Indenture dated as of April 14, 2004 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011).

4.9	Registration Rights Agreement dated as of April 14, 2004 between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers.

10.1

License and Research Collaboration Agreement dated February 25, 2004 between deCODE genetics, ehf. and Merck & Co., Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 15, 2004.)

10.2

Stock and Warrant Purchase Agreement dated February 25, 2004 between deCODE genetics, Inc. and Merck & Co., Inc. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 15, 2004.)

10.3	Loan Agreement between Vetrargardurinn ehf. and Islandsbanki hf. dated March 12, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

(b) REPORTS ON FORM 8-K

On February 18, 2004 the Company filed a Current Report on Form 8-K furnishing financial information regarding its results of operations and financial condition for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004

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

4.4	Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

4.5	Form of Indexed Bond (Tier A) (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).

4.7	Warrant dated February 25, 2004, issued to Merck & Co., Inc. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 15, 2004.)

4.8	Indenture dated as of April 14, 2004 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011).

4.9	Registration Rights Agreement dated as of April 14, 2004 between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers.

10.1	License and Research Collaboration Agreement dated February 25, 2004 between deCODE genetics, ehf. and Merck & Co., Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s

Annual Report on Form 10-K filed on March 15, 2004.)

10.2

Stock and Warrant Purchase Agreement dated February 25, 2004 between deCODE genetics, Inc. and Merck & Co., Inc. (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 15, 2004.)

10.3	Loan Agreement between Vetrargardurinn ehf. and Islandsbanki hf. dated March 12, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.