Form 10-Q
period 2004-06-30
DECODE GENETICS INC
filed 2004-08-06
CIK 1022974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The aggregate number of shares of the registrant’s common stock outstanding on July 30, 2004 was 54,523,043 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

unaudited

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
REVENUE	$9,635	$10,536	$19,917	$22,378

OPERATING EXPENSES

Cost of revenue, including collaborative programs	10,338	11,868	21,512	25,536
Research and development – proprietary programs	5,385	4,829	9,644	10,832
Selling, general and administrative	5,589	3,809	9,852	8,066
Employee termination costs	0	306	0	791
Total operating expense	21,312	20,812	41,008	45,225
Operating loss	(11,677)	(10,276)	(21,091)	(22,847)
Interest income	746	299	981	654
Interest expense	(2,113)	(861)	(3,312)	(1,777)
Other non-operating income and (expense), net	(235)	606	(1,893)	696
Net Loss	$(13,279)	$(10,232)	$(25,315)	$(23,274)

Basic and diluted net loss per share	$(0.25)	$(0.20)	$(0.48)	$(0.45)

Shares used in computing basic and diluted net loss per share	53,543,747	51,282,154	53,235,623	51,219,783

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

unaudited

	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$161,666	$68,669
Marketable securities and short-term investments	58,600	0
Receivables	4,761	6,498
Other current assets	5,285	5,894
Total current assets	230,312	81,061
Restricted cash	6,000	6,000
Property and equipment, net	67,380	71,590
Goodwill	8,863	8,863
Other long-term assets and deferred charges	9,935	15,961
Total assets	$322,490	$183,475
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,247	$5,353
Accrued expenses and other current liabilities	10,272	7,189
Short-term borrowings	4,500	6,500
Current portion of capital lease obligations	3,696	5,741
Current portion of long-term debt	4,895	4,893
Deferred revenue	8,200	10,518
Total current liabilities	35,810	40,194
Capital lease obligations, net of current portion	1,724	2,520
Long-term debt, net of current portion	43,134	43,854
3.5% senior convertible notes	150,000	0
Deferred revenue	7,917	3,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized: 6,716,666 shares Issued and outstanding: none	0	0
Common stock, $0.001 par value;
Authorized: 100,000,000 shares; Issued: 54,521,730 and 54,003,970 shares at June 30, 2004 and December 31, 2003, respectively; Outstanding: 54,521,730 and 53,735,230 shares at June 30, 2004 and December 31, 2003, respectively	55	54
Additional paid-in capital	442,864	430,489
Notes receivable	(3,339)	(4,240)
Deferred compensation	(151)	(572)
Accumulated deficit	(355,525)	(330,210)
Accumulated other comprehensive income	1	3
Treasury stock, 0 and 268,740 shares stated at cost at June 30, 2004 and December 31, 2003, respectively	0	(2,117)
Total stockholders’ equity	83,905	93,407
Total liabilities and stockholders’ equity	$322,490	$183,475

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

unaudited

	FOR THE SIX-MONTHS ENDED JUNE 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,315)	$(23,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,637	7,185
Amortization of deferred stock compensation	813	1,098
Loss on disposal of equipment	24	51
Charges for write-down of obsolete and excess materials and supplies	8	797
(Gain)loss on derivative financial instruments..	1,465	(1,163)
Other	355	220
Changes in operating assets and liabilities:
Receivables and other assets	3,216	(141)
Accounts payable, accrued expenses and other current liabilities	2,098	(1,276)
Deferred research revenue	8,417	(1,474)
Other	(22)	0
Net cash used in operating activities	(3,304)	(17,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(967)	(502)
Purchase of marketable securities and short-term investments	(58,600)	0
Proceeds from sale of equipment	39	46
Net cash used in investing activities	(59,528)	(456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt refinancing cost	(478)	0
Proceeds from financing of property and equipment	0	4,750
Proceeds from convertible debt offering (net)	143,770	0
Issuance of common stock	7,783	102
Proceeds from notes receivable for common stock	901	65
Proceeds from swap close-out	9,720	0
Payments on short-term borrowings	(2,000)	0
Installment payments on capital lease and long-term debt obligations	(3,867)	(3,087)
Net cash provided by financing activities	155,829	1,830
Net increase (decrease) in cash and cash equivalents	92,997	(16,603)
Cash and cash equivalents at beginning of period	68,669	87,244
Cash and cash equivalents at end of period	$161,666	$70,641

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

In addition to conducting work on our targets in deCODE’s collaborative and internal programs, the pharmaceuticals group provides drug discovery work for our fee-for-service customers.  deCODE’s other service offerings include protein crystallization products and protein structure analysis contract services through its Seattle-based biostructures group; pharmacogenomics and clinical trials services through its wholly-owned subsidiary Encode; and DNA analysis services through its genotyping laboratory in Reykjavik.

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

Certain reclassifications have been made in the three and six-month periods ended June 30, 2003 to be consistent with the current presentation.  These financial statements are reported in United States dollars, deCODE’s functional currency, and prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF No. 00-21).  EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of  EITF No. 00-21 were applicable to revenue arrangements entered into fiscal periods beginning after June 15, 2003.  deCODE’s adoption of EITF No. 00-21 did not impact revenue for the year ended December 31, 2003 or the three and six months ended June 30, 2004; however, this pronouncement will impact the timing of revenue in the future, including the recognition of milestone payments received.

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)

Research funding and other service fees	$7,606	$8,756	$15,503	$17,357
Milestone payments	56	67	221	1,432
Up-front, exclusivity, technology access, and technology development fees	1,000	1,000	2,000	2,000
Other	973	713	2,193	1,589
	$9,635	$10,536	$19,917	$22,378

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

Two of deCODE’s executive officers own an aggregate 37.5% of the share capital of Prokaria ehf. (Prokaria) during the six-month periods ended June 30, 2004 and 2003.  deCODE provides Prokaria certain sequencing and advisory services in exchange for fees and recognized $0 and $7,000 in revenue in respect of such sequencing services provided during the six month-periods ended June 30, 2004 and 2003, respectfully.

Collaborations

F. Hoffmann-La Roche (Roche).

Therapeutics. In 1998 deCODE entered into a research collaboration and cross-license agreement with Roche, which terminated in 2002, under which deCODE identified key genetic factors involved in ten common diseases: osteoarthritis, Alzheimer’s disease, schizophrenia, PAOD, stroke, osteoporosis, obesity, anxiety, non-insulin-dependent diabetes and rheumatoid arthritis. In January 2002, deCODE entered into a new three-year agreement with Roche focused on turning the achievements of the 1998 gene discovery collaboration into novel therapeutics. The 2002 agreement provided that deCODE would collaborate with respect to four diseases that had been the subject of the 1998 agreement.  deCODE is currently collaborating on two of those diseases.  Under the 2002 agreement deCODE has received $18,000,000 in research funding and may receive an additional $2,000,000 in research funding during the remainder of the term of the agreement.  The agreement provides that upon the development of specified compounds during the term of the agreement and for a specified period thereafter deCODE may receive milestone payments, the amount of which will depend on the type of compound developed.  In addition, deCODE will be entitled to receive royalties on the sales of drugs that are developed.

Diagnostics.  In June 2001, deCODE signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. More recently deCODE has added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available. Under the agreement we have received $31,750,000 in research funding, up-front fees and milestone payments. deCODE may receive $12,500,000 in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $3.1 million and $4.1 million for the three-month periods ended June 30, 2004 and 2003, respectively, representing 32% and 39% of consolidated revenue for the three-month periods ended June 30, 2004 and 2003, respectively, and $6.5 million and $9.5 million for the six-month periods ended June 30, 2004 and 2003, respectively, representing 33% and 43% of consolidated revenue for the six-month periods ended June 30, 2004 and 2003, respectively.  Costs incurred in connection with these collaborative programs with Roche amounted to $4.4 million and $6.0 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $9.7 million and $13.1 million for the six-month periods ended June 30, 2004 and 2003, respectively.

Merck & Co, Inc. (Merck).

Obesity.  In September 2002, deCODE entered into an alliance with Merck aimed at developing new treatments for obesity. Under the alliance, deCODE is combining our research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development.  Under the terms of the three-year agreement, which can be extended on a year-to-year basis upon the consent of the parties, deCODE has received research funding, technology access fees and milestone payments in the aggregate amount of $16,475,000 and may receive research funding and technology access fees in the future of $8,500,000.  In addition, deCODE may receive further research milestone payments and may receive milestone payments as compounds developed under the alliance advance in the development process and royalties on successfully marketed drugs.  Merck may terminate the agreement at any time upon 90 days’ notice or after September 26, 2004 upon 30 days’ notice in the event that the research program fails to achieve certain specified goals.

Revenues from this alliance with Merck amounted to $1.6 million and $1.6 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $3.5 million and $3.3 million for the six-month periods ended June 30, 2004 and 2003, respectively.  Costs incurred in connection with this alliance with Merck amounted to $1.3 million and $1.4 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $2.5 million and $3.1 million for the six-month periods ended June 30, 2004 and 2003, respectively.

Information Rich Clinical Trials.  In February 2004, deCODE entered into an agreement with Merck under which deCODE will conduct information-rich clinical trials on a range of Merck’s developmental compounds. The term of the alliance is seven years, subject to termination by Merck after five years. deCODE will, at any given point over the course of the alliance, be conducting concurrent trials on as many as five Merck compounds.  The collaboration involved three agreements: (a) License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement.   Under the terms of the License and Research Collaboration Agreement, deCODE will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10,000,000. There is a contingency clause on the technology access fee if deCODE rejects the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2.5 million of the technology access fee.  Under the terms of the Stock and Warrant Purchase Agreement, Merck has purchased 689,703 shares of deCODE’s common stock at a price of $14.50 per share or $10 million, which represents a premium of $2.7 million to the fair market value of the stock on the effective date of the agreement ($10.60).  Accordingly, of the $10 million cash received, we have ascribed $7.3 million to the common stock and $2.7 million premium to deferred revenue.  Under the terms of the Warrant Agreement, deCODE has issued Merck a warrant to purchase up to 1,724,257 of additional shares of our common stock at an exercise price of $29.00 per share over the next five years. The warrant shall be exercisable at the option of Merck as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement with the final portion of warrants expiring in March 2009.  Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. The warrant was valued at $6.3 million using a Black Scholes model with the following assumptions:  lives of one to five years, risk free interest rates of 1.24% to 3.07%, a volatility of 90% and no dividend yield.  The one-time technology access fee and the premium portion of the equity purchase together with the estimated fair value of the warrant have been deferred and the $6.4 million net amount is included in deferred revenue at June 30, 2004 and will be recognized as revenue according to level of efforts over the seven-year development term.  Merck has identified the first compound to be initiated into clinical trials and deCODE is working with Merck to complete the necessary protocols and workplans and expect to have the approvals in place during the third quarter of 2004.  As such, no revenue was recognized in 2004 and costs incurred of $.1 million were deferred as of June 30, 2004.

Cost of Revenue, including Collaborative Programs

deCODE’s cost of revenue is comprised of costs of services provided to customers and collaborators, including the entirety of costs incurred in connection with programs that have been partnered and on which we receive research funding.  At times, deCODE may dedicate additional resources and incur costs in addition to costs covered by research funding received in such collaborative programs.  Major components of deCODE’s cost of revenue include personnel costs, namely salaries, benefits and stock-based compensation; materials and supplies; services contracted for research activities; other third-party fees and costs; depreciation of property and equipment; amortization of patents and other intangible assets; and items of overhead, including allocations of various administrative and facilities related costs.

Research and Development – Proprietary Programs

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred.  deCODE’s research and development expenses consist of the costs of its own proprietary programs  and consisting  of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)

Salaries and other personnel costs	$2,407	$2,139	$4,360	$4,612
Materials and supplies	844	587	1,363	1,509
Contractor services and other third party costs	653	516	1,216	1,107
Overhead expenses	547	474	935	1,269
Depreciation and amortization	873	985	1,632	2,090
Stock-based compensation and remuneration	61	128	138	245
	$5,385	$4,829	$9,644	$10,832

Stock-Based Compensation and Remuneration

deCODE follows SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options granted to employees or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and disclose the pro forma effects on net loss and net loss per share had the estimated fair value of the options granted to employees been expensed. SFAS No. 123 requires companies to expense the estimated fair value of stock options granted to non-employees. deCODE has elected to follow the intrinsic value method in accounting for its employee stock options and follows the fair value method in accounting for its non-employee stock options.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Research and development expense	$147	$314	$395	$636
General and administrative expense	405	232	418	462
Total	$552	$546	$813	$1,098

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net loss attributable to common stockholders — as reported	$(13,279)	$(10,232)	$(25,315)	$(23,274)
Add: Stock-based compensation expense included in reported net loss	552	546	813	1,098
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,451)	(1,407)	(2,891)	(2,593)
Net loss — proforma	$(14,178)	$(11,093)	$(27,393)	$(24,769)
Basic and diluted net loss per share-as reported	$(0.25)	$(0.20)	$(0.48)	$(0.45)
Basic and diluted net loss per share-proforma	(0.26)	(0.22)	(0.51)	(0.48)

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

In May and June 2004, deCODE granted options to purchase 550,267 shares of common stock to employees and 31,500 shares to consultants under the 2002 Equity Incentive Plan.  The options granted to the consultants qualified for variable accounting treatment under Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”) and were valued using a Black Scholes model, 90% volatility, and a 10 year life.  The fair value of these grants was $294,000 and is subject to re-measurement until all the options are vested.  The compensation charge will be taken over the term of the consulting agreement.

In June 2004, in conjunction with a severance agreement with an executive officer, certain prior option grants were modified resulting in a charge of $392,000 in the quarter ending June 30, 2004.

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

	June 30, 2004	June 30, 2003
	(Shares)	(Shares)
Warrants to purchase shares of common stock	3,124,724	1,851,300
Options to purchase shares of common stock	4,728,280	2,288,000
Restricted shares with an associated outstanding non-recourse promissory note	1,229,456	2,226,622
3.5% senior convertible notes	10,714,286	0
	19,796,746	6,365,922

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

In April 2004, deCODE completed an offering of 3.5% Senior Convertible Notes due 2011 to qualified institutional buyers. The Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes.  deCODE may redeem the Notes beginning April 20, 2009.  Had noteholders decided to convert their notes, the potential shares of common stock issuable at June 30, 2004 would have been 10,714,286 shares.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income include foreign currency translation adjustments and standard forward foreign exchange contracts.  The following table presents the calculation of comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net loss	$(13,279)	$(10,232)	$(23,274)	$(25,315)
Other comprehensive income (loss):
Foreign currency translation	(1)	(2)	0	1
Forward foreign exchange contracts	40	0	(2)	0
Total comprehensive loss	$(13,240)	$(10,234)	$(25,317)	$(23,273)

Employee Termination Costs

Beginning in September 2002, deCODE reduced total worldwide headcount, focusing in particular on utilizing ongoing process automation and increased productivity in the core genetics operations in Reykjavik.  The following is a schedule of charges, payments and unpaid termination benefits for the three and six-month periods ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)

Balance at beginning of period	$0	$204	$66	$874
Additions to accrual	0	306	0	791
Payments of benefits	0	(219)	(66)	(1,374)
Balance at end of period	$0	$291	$0	$291

The charges related to termination benefits are for 17 and 44 employees during the three and six-month periods ended June 30, 2003, respectively.  Subsequent employee termination costs not related to the September 2002 initiative are reported as research and development or selling, general and administrative expense, as appropriate.

Cash and Cash Equivalents

Cash equivalents, consisting of principally of money market funds and municipal notes purchased with initial maturities of 90 days or less, are valued at market value.

Marketable Securities and Short-Term Investments

Marketable securities have been classified as available for sale and are stated at market value based on quoted prices.  Gains and losses on sales of securities are calculated using the specific identification method.  Marketable securities at June 30, 2004 can be summarized as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)

Money market preferred securities	$3,600	$3,600
Total marketable securities	$3,600	$3,600

At June 30, 2004, there were no unrealized gains or losses associated with the marketable securities included in accumulated other comprehensive income and equity.  The contractual maturity of deCODE’s available for sale securities is 91 days.  All of deCODE’s investments are classified as short-term, which is consistent with their intended use.

deCODE also has two certificates of deposit with commercial banks valued at $55,000,000, that have contractual maturities of six and seven months, respectively, that are classified as short-term investments.

Derivative Financial Instruments

During the normal course of business, deCODE is exposed to foreign currency risk and interest rate risk. These risks can create volatility in earnings and cash flows from period to period. deCODE’s objective is to reduce volatility of earnings and cash flows associated with market risks.

deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. Dollars. To this end, deCODE uses interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a combined notional amount of 1,730 million Icelandic krona are designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but do not qualify for hedge accounting under SFAS 133.  In March 2004, deCODE refinanced its Tier C bonds, with the new instrument being a variable rate U.S dollar denominated debt (See Below).  Following-on from this refinancing, deCODE reconsidered its two cross-currency swaps and decided to liquidate them realizing $9,720,000 in proceeds.  deCODE realized a loss on this early termination that, together with unrealized losses on the swaps during the quarter ended March 31, 2004, amounted to $1,473,000.  Cumulative unrealized gains on the two cross-currency swaps through December 31, 2003 were $11,185,000.  Unrealized gains on the two cross-currency swaps in the quarter ended March 31, 2003 were $202,000.  Unrealized and realized gains and losses on these two cross-currency swaps are included in other non-operating income and (expense), net in the Condensed Consolidated Statements of Operations.

In March 2004, deCODE entered into five forward foreign exchange contracts with an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries.  At maturity of each contract, deCODE will sell $1,600,000 and deCODE will receive Icelandic krona at the contracted forward rate.  The contracts mature monthly through July 2004.  These forward foreign exchange contracts are designated as economic hedges of the foreign currency salary cash flows and qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Under SFAS 133 these contracts will be marked-to-market at the end of each reporting period and the estimated fair value of these instruments at June 30, 2004 is $2,000, net.  As of June 30, 2004, an unrealized loss of $2,000 was included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheet.  During the three-month and six-month periods ended June 30, 2004, a loss of $14,000 and $31,000, respectively, was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

Short-Term Borrowings

Short-term borrowings as of June 30, 2004 consists of a $4,500,000 loan with an Icelandic financial institution that is due in two traunches of $2,500,000 and $2,000,000 on August 17 and October 28, 2004 at an interest rate of 2.08% and 2.59%, respectively.

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

Mortgage Refinancing

In March 2004, we entered into a $17,500,000 term loan with an Icelandic financial institution (the “Lender”) to refinance our Tier C bonds and Tier D bank loan.  The new term loan bears interest at the three-month LIBOR plus 3% (4.33% as of June 30, 2004) until March 1, 2009, at which point, the Lender may adjust the interest margin unilaterally.  The term loan is payable in twenty quarterly payments starting on March 1, 2009 and the final payment is due on December 1, 2013.  The term loan can be repaid on every anniversary of the loan starting on March 1, 2006, but for which we will pay a prepayment fee of 1% for every year that remains on the term loan facility with a maximum fee of 6%.  The balance of the unamortized costs at June 30, 2004 was $1,758,000.

The remaining unamortized borrowing costs and discount associated with the Tier C bonds and Tier D bank loan, along with borrowing costs associated with the new term loan and the call penalty associated with the prepayment of Tier C will be amortized to interest expense over the remaining term of the new loan.

Senior Convertible Notes

In April 2004, deCODE completed an offering of 3.5% Senior Convertible Notes due 2011 to qualified institutional buyers. The Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes.  deCODE may redeem the Notes beginning April 20, 2009.  Interest is payable semi-annually on April 15 and October 15.  During the three-month period ended June 30, 2004, interest expense of $1,122,000, was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

From this offering, deCODE received net proceeds of $143.8 million.  deCODE recorded deferred offering costs of $6.2 million.  deCODE is amortizing these costs to interest expense over the seven-year life of the convertible notes.  Deferred offering costs are included in other current and long-term assets and total $6.0 million at June 30, 2004.  During the three and six-month period ended June 30, 2004, interest expense of $190,000, was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

Guarantees

When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these liabilities as of June 30, 2004.

deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions

deCODE generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of June 30, 2004.

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

On July 31, 2003, our Board of Directors (other than Dr. Stefansson, who recused himself because he was an Individual Defendant) conditionally approved a proposed partial settlement with the plaintiffs in this matter.  The settlement would provide, among other things, a release of deCODE and of the Individual Defendants for the conduct alleged in the amended complaint to be wrongful.  deCODE would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, and not assert or release, certain potential claims we may have against our underwriters.  Any direct financial impact of the proposed settlement is expected to be borne by deCODE’s insurers.   The Board agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.  In conjunction with the plaintiffs, the settling issuer defendants have filed a motion seeking the court’s approval of the settlement.  deCODE cannot currently opine as to whether or when the court may approve the settlement.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (FIN 46).  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46, as amended by FIN 46R, provisions are required to be adopted in the first quarter of 2004. deCODE does not have any financial interests in variable interest entities created after January 31, 2003. The adoption of FIN 46R did not impact deCODE’s financial position or its results of operations for the quarter ended June 30, 2004.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (tabular amounts in thousands, except share and per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

Collaborations and Alliances

Collaborations and further growth in our medicinal chemistry, pharmacogenomics, genotyping and clinical trial services will remain an important element of our business strategy and future revenues.  Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and our collaborative partners’ ability to successfully commercialize products incorporating, or based on, our work.  It is also dependent on our ability to maintain and grow our service lines of business.  There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, or successfully expand our medicinal chemistry, genotyping or pharamacogenomics businesses.  Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a materially adverse effect on our business, financial condition and results of operations.  We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies in the near term.  It may be several years before product revenues materialize, if they do at all.

Research and Development Programs

The following summary of the development of our drug candidates in late  pre-clinical or clinical development brings up to date the disclosure we made in the business section of our Annual Report on Form 10-K for the year ended December 31, 2003 with respect to the status of our clinical and pre-clinical development pipeline and should be read in conjunction with the disclosures made in the business section of our Annual Report on Form 10-K for the year ended December 31, 2003.  Because of uncertainties involved in the drug development process, the actual timing for the events described below may differ materially from that provided in this summary..

•                  Our most advanced program is DGO31 for the prevention of myocardial infarction (MI).  We began a Phase IIa trial in Iceland for DG031 in early April of 2004.  We completed enrollment in June and expect to conclude the 200 patient trial in September of this year.  We have filed an Investigative New Drug Application, or IND, for this compound with the U.S. Food and Drug Administration (FDA) and expect to make similar filings in selected European countries.  (We refer to such filings as INDs although the technical name may differ from country to country.)  Based on the results of the Phase IIa trial, we expect to begin a Phase III trial in the U.S., Iceland and Europe for this compound in the first quarter of 2005.

•                  D151746, our second lead program is being developed for the treatment of peripheral arterial occlusive disease (PAOD), a form of atherosclerosis in the lower extremities.  The compound is an inhibitor of a G-coupled protein receptor which we have shown in preclinical work to be associated with a significant increase in risk of developing the disease.  We anticipate filing an IND by the end of this year for D151746 and hope to begin a Phase 1 trial for this compound in the U.S. in the first quarter of 2005.  We expect the trial will be of 4-8 weeks duration and could be finished in the second quarter of 2005.

•                  In our stroke program, we expect to file an IND in Iceland in 2005

•                  In one of our asthma programs, we expect to make a regulatory filing in Iceland to permit us to begin a Phase II trial for DG031 in 2004 and to commence this trial in early 2005.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs.  However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs in 2003 and 2004 to-date, we have cumulatively invested $3.6, $3.3, $2.1 and $3.3 million in our MI, PAOD, stroke and asthma programs, respectively, from the beginning of 2003 to-date.  Inception to-date costs are not available as these costs were not historically tracked by program.

We have not applied for or received marketing approval from the applicable regulatory authorities in any country for any of our drug candidates.  In order for us to achieve marketing approval in the U.S., the FDA must conclude that our clinical data establish the safety and efficacy of our drug candidate. Other countries have similar requirements.  Historically, the results from pre-clinical testing and early clinical trials (through Phase II) have often not been predictive of results obtained in later clinical trials. A number of new drugs and biologics have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary marketing approvals.  Additional risks and uncertainties involved in the development and commercialization of any products are described further at “Risk Factors, Forward-Looking Statements, and Cautionary Factors That May Affect Future Results—”We may not successfully develop or derive revenues from any products” and “Clinical trials required for our product candidates or the products of our customers and partners are expensive and time-consuming.” We expect that it will be several years, if ever, before we receive revenues from the commercial sale of our therapeutic products.

Furthermore, our strategy includes the option of entering into collaborative arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreement with Roche and Merck. Entering into a collaboration with a partner at any point in the development or commercialization of a product is a business decision of ours.  When making this decision we do and will consider, among other matters, the complexity of the indication, the size, complexity and expense of necessary development and/or commercialization efforts, the nature and size of the applicable market, an assessment of our own resources – financial and operational, and an assessment of the resources of a potential partner.  In the event that we do collaborate on any of the above programs in the future, a partner will have a level of control, which may be significant, over the pre-clinical development or clinical trial process for a product.  As a result the completion date of such a partnered program could largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which proprietary drug candidate will be subject to future collaborative arrangements or how such arrangements would affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2004 and 2003

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

Company highlights include:

•                  Our revenue was $9.6 million for the three-month period ended June 30, 2004 as compared to $10.5 million for the three-month period ended June 30, 2003. Our revenue was $19.9 million for the six-month period ended June 30, 2004 as compared to $22.4 million for the six-month period ended June 30, 2003. These revenues reflect the long-term, product development focus of our business strategy and our corporate partnerships, as well as the unpredictable timing of milestone payments. At the close of the quarter the company had $16.1 million in deferred research revenue, compared to $14.0 million at the close of the 2003. This increase reflects cash received related to the company’s new alliance with Merck, and will be recognized, along with other deferred revenue, over future reporting periods.

•      Our cost of revenue, including costs incurred in connection with collaborative programs, decreased to $10.3 million for the three-month period ended June 30, 2004 as compared to $11.9 million for the three-month period ended June 30, 2003. Our cost of revenue, including costs incurred in connection with collaborative programs, decreased to $21.5 million for the six-month period ended June 30, 2004 as compared to $25.5 million for the six-month period ended June 30, 2003. The decreases in 2004 as compared to 2003 result mainly of the streamlining and automation of our core genetics research and operations. Our cost of revenue consists of the costs of services provided to customers and collaborators, including the entirety of costs incurred in connection with programs that have been partnered and on which we receive research funding. At times, we may dedicate additional resources and incur costs in addition to costs covered by research funding received in such collaborative programs.

•      Our research and development expenses in proprietary programs increased to $5.4 million for the three-month period ended June 30, 2004 as compared to $4.8 million for the three-month period ended June 30, 2003. Our research and development expenses in proprietary programs decreased to $9.6 million for the six-month period ended June 30, 2004 as compared to $10.8 million for the six-month period ended June 30, 2003. Productivity gains have enabled acceleration in our basic gene and target discovery work. The changes our research and development expenses in proprietary programs in the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 reflect the streamlining and automation of the our core genetics research operations but also our increasing expenditures in product development clinical work and pre-clinical preparations on our lead development programs.

•                  In April 2004, we initiated a ten-week, information-rich Phase IIa clinical trial in Iceland that will examine the effect of various dose levels of our developmental compound DG031 on the production of leukotrienes and other biomarkers associated with vascular inflammation. Based on the results of this trial, we plan to design an information-rich, multicenter Phase III trial to test DG031 for the prevention of heart attack that may commence before the end of 2004.

•                  At June 30, 2004, we had $226.3 million in cash and short-term investments. This includes restricted cash, cash equivalents, short-term investments and marketable securities and this significant increase reflects net proceeds from our convertible notes issue completed in April 2004 ($143.8 million), equity and technology access fee payments received related to the signing of a new drug development alliance with Merck ($20.0 million) and the liquidation of our two currency swaps ($9.7 million) offset by capital expenditures ($1.0 million), debt service ($6.3 million) and costs associated with the advancement of our drug development programs in the six-months ended June 30, 2004.

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

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Research funding and other service fees..	$7,606	$8,756	$15,503	$17,357
Milestone payments	56	69	221	1,432
Up-front, exclusivity, technology access, and technology development fees	1,000	1,000	2,000	2,000
Other	973	713	2,193	1,589
	$9,635	$10,536	$19,917	$22,378

Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

Therapeutics.  In 1998 we entered into a research collaboration and cross-license agreement with Roche, which terminated in 2002, under which we identified key genetic factors involved in ten common diseases: osteoarthritis, Alzheimer’s disease, schizophrenia, PAOD, stroke, osteoporosis, obesity, anxiety, non-insulin-dependent diabetes and rheumatoid arthritis.  In January 2002, we entered into a new three-year agreement with Roche focused on turning the achievements of our 1998 gene discovery collaboration into novel therapeutics.  The 2002 agreement provided that we would collaborate with respect to four diseases that had been the subject of the 1998 agreement.  We are currently collaborating on two of those diseases.  Under the 2002 agreement, we have received $18,000,000 in research funding and may receive an additional $2,000,000 in research funding during the remainder of the term of the agreement.  The agreement provides that upon the development of specified compounds during the term of the agreement and for a specified period thereafter we may receive milestone payments, the amount of which will depend on the type of compound developed.  In addition, we will be entitled to receive royalties on the sales of drugs that are developed.  We expect that we will not receive research funding under the 2002 agreement after February 1, 2005, when the research term ends, unless we and Roche decide to extend the collaboration beyond that time.

Diagnostics.  In June 2001, we signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases.  More recently we have added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available.  Under the agreement, we have received $31,750,500 in research funding, up-front fees and milestone payments.  We may receive $12,500,000 in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $3.1 million and $4.1 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $6.5 million and $9.5 million for the six-month periods ended June 30, 2004 and 2003, respectively.  Costs incurred in connection with these collaborative programs with Roche amounted to $4.4 million and $6.0 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $9.7 million and $13.1 million for the six-month periods ended June 30, 2004 and 2003, respectively.

Merck & Co., Inc. (Merck)

Obesity.  In September 2002, we entered into an alliance with Merck aimed at developing new treatments for obesity.  Under the alliance, we are combining our research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development.  Under the terms of the three-year agreement, which can be extended on a year-to-year basis upon the consent of the parties, we have received research funding, technology access fees and milestone payments in the aggregate amount of $16,495,000 and may receive research funding and technology access fees in the future of $8,500,000.  In addition, we may receive further research milestone payments and we may receive milestone payments as compounds developed under the alliance advance in the development process and royalties on successfully marketed drugs.  Merck may terminate the agreement at any time upon 90 days’ notice or after September 26, 2004 upon 30 days’ notice in the event that the research program fails to achieve certain specified goals.

Revenues from this alliance with Merck amounted to $1.6 million and $1.6 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $3.5 million and $3.3 million for the six-month periods ended June 30, 2004 and 2003, respectively.  Costs incurred in connection with this alliance with Merck amounted to $1.3 million and $1.4 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $2.5 million and $3.1 million for the six-month periods ended June 30, 2004 and 2003, respectively.

Information-Rich Clinical Trials.  In February 2004, we entered into an agreement with Merck under which we will conduct information-rich clinical trials on a range of Merck’s developmental compounds. The term of the alliance is seven years, subject to termination by Merck after five years.  We will, at any given point over the course of the alliance, be conducting concurrent trials on as many as five Merck compounds.  The collaboration involved three agreements: (a) License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement.   Under the terms of the License and Research Collaboration Agreement, deCODE will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10,000,000. There is a contingency clause on the technology access fee if we reject the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2.5 million of the technology access fee.  Under the terms of the Stock and Warrant Purchase Agreement, Merck has purchased 689,703 shares of our common stock at a price of $14.50 per share or $10 million, which represents a premium of $2.7 million to the fair market value of the stock on the effective date of the agreements ($10.60).  Accordingly, of the $10 million cash received, we have ascribed $7.3 million to the common stock and $2.7 million premium to deferred revenue.  Under the terms of the Warrant Agreement, we have issued Merck a warrant to purchase up to 1,724,257 of additional shares of our common stock at an exercise price of $29.00 per share over the next five years. The warrant shall be exercisable at the option of Merck as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement with the final portion of warrants expiring in March 2009.  Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. The warrant was valued at $6.3 million using a Black Scholes model With the following assumptions:  lives of one to five years, risk free interest rates of 1.24% to 3.07%, volatility of 90% and no dividend yield.  The one-time technology access fee and the premium portion of the equity purchase together with the estimated fair value of the warrant have been deferred and the $6.4 million net amount is included in deferred revenue at June 30, 2004 and will be recognized as revenue according to level of efforts over the seven-year development term.  Merck has identified the first compound to be initiated into clinical trials and we are working with Merck to complete the necessary protocols and workplans and expect to have approvals in place during the third quarter of 2004.  As such, no revenue was recognized in 2004 and costs incurred of $.1 million were deferred as of June 30, 2004.

Revenue for the three-month and six-month periods ended June 30, 2004 and 2003 is as follows:

	For the Three Months		For the Six Months		2004 as Compared to 2003
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Revenue	$9,635	$10,536	$19,917	$22,378	$(901)	(9)%	$(2,461)	(11)%

The decreases in revenue in the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 are reflective of the long-term, product development focus of our business strategy and our corporate partnerships, as well as the unpredictable timing of milestone payments. At the close of the quarter the company had $16.1 million in deferred revenue, compared to $14.0 million at the close of the 2003. This increase is reflects cash received related to our new alliance with Merck, and will be recognized, along with other deferred revenue, over future reporting periods. We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can and do fluctuate between quarters.

Cost of Revenue, including Collaborative Programs.  Cost of revenue, including costs incurred in connection with collaborative programs for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months		For the Six Months		2004 as Compared to 2003
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Cost of Revenue, including Collaborative Programs	$10,338	$11,868	$21,512	$25,536	$(1,530)	(13)%	$(4,024)	(16)%

Productivity gains have enabled acceleration in our basic gene and target discovery work. The decreases in our cost of revenue, including costs incurred in connection with collaborative programs for the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 generally reflect the streamlining and automation of our core genetics research and other operations. Our cost of revenue comprises the costs of services provided to customers and collaborators, including the entirety of costs incurred in connection with programs that have been partnered and on which we receive research funding. At times, we may invest in addition to costs covered by research funding received in such collaborative programs.

Our cost of revenue, including costs incurred in connection with collaborative programs in the three-months ended June 30, 2004 as compared to the same period in 2003 notably reflect (i) $1.0 million lower salary and related expenses, (ii) $0.6 million lower depreciation and amortization charge, and (iii) a relative net benefit of $0.2 million resulting from chemicals and consumables we used for which there was relatively little or no attendant cost as a result of prior provisions we had made as slow moving, excess or obsolete according to our accounting policy.

Our cost of revenue, including costs incurred in connection with collaborative programs in the six-months ended June 30, 2004 as compared to the same period in 2003 include (i) $2.1 million lower salary and related expenses, (ii) $1.0 million lower depreciation and amortization charge, and (iii) a relative net benefit of $0.8 million resulting from chemicals and consumables we used for which there was relatively little or no attendant cost as a result of prior provisions we had made as slow moving, excess or obsolete according to our accounting policy.

Research and Development – Proprietary Programs.  Research and development expenses for proprietary programs for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months		For the Six Months		2004 as Compared to 2003
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Research and Development - Proprietary Programs	$5,385	$4,829	$9,644	$10,832	$556	12%	$(1,188)	(11)%

Productivity gains have enabled acceleration in our basic gene and target discovery work. The changes our research and development expenses in proprietary programs in the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 reflect the streamlining and automation of the our core genetics research operations but also our increasing expenditures in product development clinical work and pre-clinical preparations on our lead development programs. Importantly, in April 2004, we initiated a ten-week, information-rich Phase IIa clinical trial in Iceland that will examine the effect of various dose levels of our developmental compound DG031 on the production of leukotrienes and other biomarkers associated with vascular inflammation. Based on the results of this trial, we plan to design an information-rich, multicenter Phase III trial to test DG031 for the prevention of heart attack.

Our research and development costs for proprietary programs in the three-months ended June 30, 2004 as compared to the same period in 2003 notably reflect (i) a relative net benefit of $0.1 million resulting from chemicals and consumables we used for which there was relatively little or no attendant cost as a result of prior provisions we had made as slow moving, excess or obsolete according to our accounting policy, (ii) $0.4 million related to increased usage of other chemicals and consumables, (iii) $0.1 million for additional employee incentives.

Our research and development costs for proprietary programs in the six-months ended June 30, 2004 as compared to the same period in 2003 include (i) $0.6 million lower salary and related expenses, (ii) a relative net benefit of $0.5 million resulting from chemicals and consumables we used for which there was relatively little or no attendant cost as a result of prior provisions we had made as slow moving, excess or obsolete according to our accounting policy, (iii) $0.3 million related to increased usage of other chemicals and consumables, and (iv) a $0.4 million lower depreciation and amortization charge.

Several of the above-noted increases and decreases to the research and developments costs of our proprietary programs are likely non-recurring or irregular in their occurrence. Other of the experienced increases in the research and developments costs of our proprietary programs (e.g., usage of chemicals and consumables, salary rises) may likely continue, particularly as we advance our own drug development programs

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months		For the Six Months		2004 as Compared to 2003
	Ended June 30,		Ended June 30,		Three Months			Six Months
	2004	2003	2004	2003	$	Change	% Change	$	Change	% Change
	(In thousands, except for%)
Selling, General and Administrative	$5,589	$3,809	$9,852	$8,066		$1,780	47%		$1,786	22%

The increases in selling, general and administrative expenses for the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 mainly arise as a result of an increase in our director’s and officer’s insurance premium (increases of $0.3 million and $0.7million, respectively, for the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003), severance costs recorded in the quarter ended June 30, 2004 ($0.6 million), employee incentives provided for in the quarter ended June 30, 2004 ($0.6 million), and an accrual for probable losses related to grant monies received in pre-acquisition periods of Medichem ($0.4 million). Several of the above items are likely non-recurring or irregular in their occurrence. Other of the experienced increases in our selling, general and administrative expenses (e.g., the direct and indirect costs of compliance with the Sarbanes Oxley legislation, salary rises) may likely continue.

Stock Based Compensation and Remuneration Expense.  Stock based compensation and remuneration expense for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months		For the Six Months		2004 as Compared to 2003
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Stock Based Compensation and Remuneration Expense	$552	$546	$813	$1,098	$6	1%	$(285)	(26)%

The increase in stock based compensation for the three-month period ended June 30, 2004 is due to the modification of an option grant to an employee and the associated expense ($0.4 million), otherwise there has been little compensation expense being attributed to our more recent stock option grants, stock-based compensation and remuneration expense has been decreasing as grants made to employees in earlier years become fully vested.  Historical stock-based compensation and remuneration is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the value of additional options that may be granted in future years.

Employee Termination Charges.  Impairment, employee termination benefits and other costs for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months		For the Six Months		2004 as Compared to 2003
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Employee Termination Charges	$0	$306	$0	$791	$(306)	(100)%	$(791)	(100)%

Beginning in September 2002, we implemented a cost reduction program aimed at achieving positive operating cashflow from existing operations by the end of 2003.  In this regard, we reduced total worldwide headcount, focusing in particular on utilizing ongoing process automation and increased productivity in the core genetics operations in Reykjavik, Iceland.  During the year ended December 31, 2003, we recorded $951,000 of additional employee terminations benefits.  The following summarizes the charges, payments and unpaid termination benefits for the three and six-month periods ended June 30, 2004 and 2003 related to the September 2002 initiative:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Balance at beginning of period	$0	$204	$66	$874
Additions to accrual	0	306	0	791
Payments of benefits	0	(219)	(66)	(1,374)
Balance at June 30	$0	$291	$0	$291

The charges related to termination benefits are for 17 and 44 employees during the three and six-month periods ended June 30, 2003.  Cost of severances subsequent to and not related to the September 2002 initiative are reported as research and development or selling, general and administrative expenses, as appropriate.

Interest Income.  Interest income for the three-month and six-month periods ended June 30, 2004 and 2003 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2004 as Compared to 2003
					Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Interest Income	$746	$299	$981	$654	$447	149%	$327	50%

The increases in interest income for the three and six-month periods ended June 30, 2004 as compared to the same periods in 2003 mainly arise as a result of the completion of the offering of 3.5% Senior Convertible Notes realizing net proceeds of $143.8 million.  We expect to use the proceeds of this offering principally for advancing our drug development programs.  In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal while maximizing income we receive from our investments without significantly increasing risk.  We expect to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  As a result, we expect that the amount of our interest income will increase in the future although the rate of returns on the portfolio may not increase appreciably.

Interest Expense.  Interest expense for the three-month and six-month periods ended June 30, 2004 and 2003 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2004 as Compared to 2003
					Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Interest Expense	$2,113	$861	$3,312	$1,777	$1,252	145%	$1,535	86%

The increases in interest expense for the three and six-month periods ended June 30, 2004 as compared to the same period in 2003 principally reflect interest on our 3.5% Senior Convertible Notes due 2011 that we issued in April 2004.  We will pay interest on the Senior Convertible Notes in April and October of each year, beginning October 2004.  As a result, our interest expense will increase $5.3 million annually.

Other Non-Operating Income and Expense, Net.  Other non-operating income and expense for the three-month and six-month periods ended June 30, 2004 and 2003 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2004 as Compared to 2003
					Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Other Non-Operating Income and (Expense), Net	$(235)	$606	$(1,893)	$696	$(841)	(139)%	$(2,589)	(372)%

Our other non-operating income and expense, net for the three and six-month periods ended June 30, 2004 and 2003 comprises unrealized and realized swap gains and losses and the net impact of foreign exchange.  In March 2004, we liquidated our two cross-

currency swaps receiving $9.7 million in proceeds.  We realized a loss on this early termination that, together with unrealized losses on the swaps during the quarter ended March 31, 2004, amounted to $1.5 million.

Unrealized (losses)/gains on the two cross-currency swaps for the three-month periods ended June 30, 2004 and 2003 were $0 and $1.0 million, respectively, and for the six-month periods ended June 30, 2004 and 2003 were $(1.5) and $1.2 million, respectively.

Net foreign exchange losses for the three-month periods ended June 30, 2004 and 2003 were $0.2 and $0.4 million, respectively, and for the six-month periods ended June 30, 2004 and 2003 were $0.4 and $0.5 million, respectively.

Income Taxes.  As of June 30, 2004, we had an accumulated deficit of $355.5 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three-month and six-month periods ended June 30, 2004 and 2003.  Realization of deferred tax assets is dependent on future earnings, if any.  As of December 31, 2003, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $31.4 million to offset future taxable income in the United States that expire at various dates through 2023.  Also, as of December 31, 2003, our foreign subsidiaries had net operating losses carried forward of approximately $146.3 million that expire in varying amounts beginning in 2006.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2004 as Compared to 2003
					Three Months		Six Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Net Loss	$13,279	$10,232	$25,315	$23,274	$3,047	30%	$2,041	9%

Basic and Diluted Net Loss Per Share	$(0.25)	$(0.20)	$(0.48)	$(0.45)	$(0.05)	25%	$0.03	7%

Net loss and basic and diluted net loss per share both increased principally due to lower revenues, higher interest expense related to our convertible debt and general and administrative expenses, offset in part by the efficiencies gained in streamlining and automation of our core genetics research operations.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements and the issuance of equity securities and long-term financing instruments ($691 million from the beginning of 1999 to-date).  Future funding under terms of our existing agreements is approximately $58 million excluding milestone payments and royalties that we may earn under such collaborations.  In April 2004, we completed an offering of 3.5% Senior Convertible Notes in which we received $144 million, net of expenses.

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

Based upon the range of our current activities, and without regard to the proceeds from our recent offering of Senior Convertible Notes and any changes we may make in advancing our drug development programs as a result of the additional resources provided by the offering, we currently expect to have an overall net use of cash in 2004 in our operating, investing and financing activities very similar to that used in 2003 ($18.6 million).  Debt service in 2004 together with net payments on short-term borrowings are expected to amount to $15.0 million, excluding the additional $5.2 million annual interest on our new 3.5% Senior Convertible Notes.

In February 2004, we received total proceeds of $20.0 million from Merck for their purchase of deCODE common stock and an upfront technology access fee.  Of the $20.0 million received, $7.3 million has been ascribed to the value of the common stock and $12.7 million considered upfront payments associated with the collaboration.  Although our capital expenditure needs and other investing activities may in the future fluctuate significantly from period to period, we currently anticipate that we will largely only make replacement capital expenditures in 2004.  We will continue to carefully manage our basic operating costs.  However, having completed our $150,000,000 Senior Convertible Notes offering we are better positioned to advance our own programs and to make decisions as to which programs to partner and how.  We are able and ready to deploy the necessary resources to bring our proprietary programs into the clinic and we will be re-examining our strategic options in advancing such programs. Our most advanced proprietary drug discovery programs are in myocardial infarction and peripheral arterial occlusive disease (PAOD).  In our myocardial infarction program we in-licensed DG031 in the fourth quarter of 2003, a compound that we will be testing in the clinic as a treatment for vascular inflammation and the prevention of heart attack and in April 2004 we began our Phase II information-rich clinical trial.  In our PAOD program, during 2003 we advanced into screening of lead compounds and we anticipate filing an investigational new drug (IND) application in PAOD by the end of 2004 and aims to begin Phase I clinical trials in the first quarter of 2005.

	For the Six Month Periods Ended June 30,
	2004	2003
	(In thousands)

Cash provided by (used in):
Operating activities	$(3,304)	$(17,977)
Investing activities	(59,528)	(456)
Financing activities	161,666	(1,830)

Cash and cash equivalents, at end of period	$161,666	$70,641

Cash and Cash Equivalents.  At June 30, 2004, we had $161.7 million in cash and cash equivalents as compared to $68.7 million at December 31, 2003. Together with our restricted cash and resources put into short-term investments and marketable securities at June 30, 2004, this balance is approximately $151.6 million more than at the close of the fourth quarter of 2003. The increase reflects net proceeds from our convertible notes issue completed in April 2004 ($143.8 million), equity and technology access fee payments received related to the signing of a new drug development alliance with Merck ($20.0 million) and the liquidation of our two currency swaps ($9.7 million) offset with capital expenditures ($1.0 million), debt service ($6.3 million) and costs associated with the advancement of our drug development programs.

Our resources are invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Our cash and short-term investments are only deposited in or invested with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. At June 30, 2004, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At June 30, 2004, our cash equivalents and our marketable securities are principally investments in auction-rate preferred securities, and our short-term investments consist of certificates of deposit with maturities up to seven months.

Operating Activities.  Net cash used in operating activities decreased to $3.3 million for the six-months ended June 30, 2004 as compared to $18.0 million for the same period in 2003. Together with the $12.7 million technology access fee and premium on common stock received from Merck in the six-months ended June 30, 2004, working capital provided $13.7 million of funds as compared to a use $2.9 million in the six-month period ended June 30, 2003. As more fully described above, the decrease in use of cash in operating activities reflects both the successful streamlining and automation of the company’s core genetics research operations and research and development investments being made in advancing our drug development programs.

Investing Activities.  Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the six-month period ended June 30, 2004 were $1.0 million as compared to $0.5 million in the six-month period ended June 30, 2003. We principally made replacement capital expenditures during 2003 and into 2004 and did invest in certain equipment for our statistical lab during the six-months ended June 30, 2004. Although we expect to continue to make simply replacement capital expenditures, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments.

Investments in marketable securities and short-term investments during the six-month period ended June 30, 2004 consist of money market preferred securities and certificates of deposit with maturities of up to seven months.

Financing Activities.  Net cash of $155.8 million was provided in financing activities in the six-month period ended June 30, 2004, as compared to $1.8 million used in financing activities in the six-month period ended June 30, 2003. Financing activities for the six-month period ended June 30, 2004 largely consisted of net proceeds from our convertible notes issue completed in April 2004 ($143.8 million), proceeds on the issuance of common stock to Merck ($7.7 million), proceeds in the liquidation of our two cross-currency swap ($9.7 million) and installment payments on our existing debt and capital lease obligations ($6.3 million).

In April 2004, we completed an offering of 3.5% Senior Convertible Notes due 2011 to qualified institutional buyers. In addition to the $125.0 million principal amount of Notes offered, we issued a further $25.0 million of Notes pursuant to the exercise of the over-allotment option by the initial purchasers of the Notes. The Notes are convertible into shares of our common stock, at the option of the holder, at a price of $14.00 per share, equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes. We may redeem the Notes beginning April 20, 2009. We expect to use the proceeds of the offering principally for advancing our drug development programs, as well as for general corporate purposes.

In March 2004, we entered into a $17,500,000 term loan with an Icelandic financial institution (the “Lender”) to refinance our Tier C bonds and Tier D bank loan, thereby securing a significantly lower interest rate and extended payment terms on this portion of our mortgage obligations. The new term loan bears interest at the three-month LIBOR plus 3% (4.33% as of June 30, 2004) until March 1, 2009, at which point, the Lender may adjust the interest margin unilaterally. The term loan is payable in twenty quarterly payments starting on March 1, 2009 and the final payment is due on December 1, 2013. The term loan can be repaid on every anniversary of the loan starting on March 1, 2006, but for which we will pay a prepayment fee of 1% for every year that remains on the term loan facility with a maximum fee of 6%.

Contractual Commitments. Our major outstanding contractual commitments relate to the privately placed bonds and bank loans and equipment lease financings. Our contractual commitments as of June 30, 2004 were as follows:

	Payments Due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
3.5% senior convertible notes	$150,000	$0	$0	$0	$150,000
Long-term debt	48,292	4,819	19,169	8,534	15,770
Capital lease obligations, including interest	5,584	3,834	1,688	62	0
Operating leases	1,776	1,178	597	1	0
	$205,652	$9,831	$21,454	$8,597	$165,770

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, (FIN 46).  FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46, as amended by FIN 46R, provisions are required to be adopted in the first quarter of 2004. We do not have any financial interests in variable interest entities created after January 31, 2003. The adoption of FIN 46R did not impact on our financial position or its results of operations.

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

We incurred a net loss of $25.3 million for the six-month period ended June 30, 2004, and had an accumulated deficit of $355.5 million at June 30, 2004. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and other collaborations, and from contract services. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials) and to prepare our informatics products. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term.  It may be several years before product revenues materialize, if they do at all.  As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest customer, Roche, accounted for approximately 43% of our consolidated revenue in 2003 and 32% and 33% of consolidated revenue in the three and six-month periods ended June 30, 2004, respectively. Revenue under our alliance with Merck accounted for approximately 19% of consolidated revenue in 2003 and 17% and 18% of consolidated revenue in the three and six-month periods ended June 30, 2004. Revenues under the joint development and commercialization agreement with ABG, which was terminated in the fourth quarter of 2002, accounted for 15% of consolidated revenue in the year ended December 31, 2002. The loss of any significant customer may significantly lower our revenues and affect our progression to profitability.

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

Through our wholly owned subsidiary Encode ehf., we conduct clinical trials of products we are developing and contract with drug companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include:

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

•                  our laboratories inaccurately report or fail to report lab results; or

•                  our informatics products violate rights of third parties,

then we could be held liable for these eventualities by the drug companies with whom we contract or by study participants. We maintain product liability insurance for claims arising from the use of products we are developing in clinical trials conducted by Encode and are covered by the product liability insurance of the drug companies for whom we provide clinical trial services for claims arising from the use of their products in such trials.  Such insurance may be inadequate and in any event would not cover the risk of a customer deciding not to do business with us as a result of poor performance or claims for a customer’s financial loss as the result of our failure to perform our contractual obligations properly.

Use of therapeutic or diagnostic products developed as a result of our programs may result in product liability claims for which we have inadequate insurance.

The users of any therapeutic or diagnostic products developed by us or our collaborators as a result of our discovery or research programs or the use of our database or informatics products may bring product liability claims against us. Except as described above with respect to clinical trials conducted by Encode, we currently do not carry liability insurance to cover such claims. We are not certain that we, or our collaborators will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize products.

Increased leverage as a result of our convertible debt may harm our financial condition and results of operations.

At June 30, 2004, we have $207,949,000 of outstanding debt as reflected in our balance sheet.  We may incur additional indebtedness in the future and the Notes do not restrict our future issuance of indebtedness.  Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We depend on the principal members of our management and scientific staff, including Dr. Kari Stefansson, Chairman, President and Chief Executive Officer.  We have not entered into agreements with any of these people that bind them to a specific period of employment. If any of these people leaves, our ability to conduct our operations may be negatively affected. Our future success also will depend in part on our ability to attract, hire and retain additional personnel. There is intense competition for such qualified personnel and we cannot be certain that we will be able to continue to attract and retain such personnel. Failure to attract and retain key personnel could have a material adverse effect on us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds and bank deposits are not subject to market risk because the interest paid on such  funds fluctuates with the prevailing interest rate. As of June 30, 2004, all of our cash and cash equivalents were money market preferred securities, money market, bank deposit and checking accounts.

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

ITEM 2.  CHANGES IN  SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On April 14, 2004, we issued $150,000,000 principal amount of our 3.5% Senior Convertible Notes due 2011 (the “Notes”) to Lehman Brothers Inc., J.P. Morgan Securities Inc., Piper Jaffray & Co., Deutsche Bank Securities and ThinkEquity Partners LLC (the “Initial Purchasers”) for a price of 96.5% of the principal amount of the Notes, or $144,750,000.  The Initial Purchasers resold a portion of the Notes to certain qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Act”).

The offer and sale of the Notes to the Initial Purchasers were exempt from registration under the Act pursuant to Section 4(2) of the Act as a transaction not involving a public offering because of the nature of the purchasers and the circumstances of the offering. The Initial Purchasers resold a portion of the Notes in reliance on Rule 144A under the Act.  Each Initial Purchaser made representations to us as to its compliance with Rule 144A. In addition, appropriate legends restricting transfer were affixed to the Notes.

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

4.1

Indenture dated as of April 14, 2004 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011).  (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-116543) which was filed on June 16, 2004).

4.2

Registration Rights Agreement dated as of April 14, 2004 between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers.  (Incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004).

10.1*	Agreement on Termination of Employment between deCODE genetics, Inc. and Hannes Smarason dated June 18, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

(b) REPORTS ON FORM 8-K

 On May 5, 2004, deCODE filed a Current Report on Form 8-K furnishing financial information regarding the results of operations and financial condition for the quarter ended March 31, 2004.

On June 29, 2004, deCODE filed a Current Report on Form 8-K reporting  (i) that Hannes Smarason, Executive Vice President and Senior Business Officer, would be leaving deCODE and (ii) the completion of enrollment for its Phase IIa clinical trial of DG031.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 6, 2004

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

4.1

Indenture dated as of April 14, 2004 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011).  (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-116543) which was filed on June 16, 2004).

4.2

Registration Rights Agreement dated as of April 14, 2004 between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers.  (Incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004).

10.1*	Agreement on Termination of Employment between deCODE genetics, Inc. and Hannes Smarason dated June 18, 2004.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.