Form 10-Q
period 2004-09-30
DECODE GENETICS INC
filed 2004-11-09
CIK 1022974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The aggregate number of shares of the registrant’s common stock outstanding on October 29, 2004 was 54,511,710 shares of common stock $.001 par value.

deCODE genetics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2004 and 2003

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Events

Item 6.	Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

unaudited

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
REVENUE	$11,022	$12,763	$30,939	$35,141
OPERATING EXPENSES
Cost of revenue, including collaborative programs	10,409	10,359	31,921	35,610
Research and development - proprietary programs	6,549	683	16,193	11,800
Selling, general and administrative	4,339	4,015	14,191	12,081
Employee termination costs	0	115	0	906
Total operating expense	21,297	15,172	62,305	60,397
Operating loss	(10,275)	(2,409)	(31,366)	(25,256)
Interest income	925	243	1,906	897
Interest expense	(2,716)	(826)	(6,028)	(2,603)
Other non-operating income and (expense), net	(436)	1,706	(2,329)	2,402
Net Loss	$(12,502)	$(1,286)	$(37,817)	(24,560)

Basic and diluted net loss per share	$(0.23)	$(0.03)	$(0.71)	$(0.48)

Shares used in computing basic and diluted net loss per share	53,599,859	51,399,816	53,357,921	51,262,995

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

unaudited

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$109,751	$68,669
Marketable securities and short-term investments	99,488	0
Receivables	6,068	6,498
Other current assets	6,438	5,894
Total current assets	221,745	81,061
Restricted cash	6,000	6,000
Property and equipment, net	64,050	71,590
Goodwill	8,863	8,863
Other long-term assets and deferred charges	9,354	15,961
Total assets	$310,012	$183,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,755	$5,353
Accrued expenses	11,135	7,189
Short-term borrowings	5,411	6,500
Current portion of capital lease obligations	2,671	5,741
Current portion of long-term debt	4,875	4,893
Deferred revenue	9,366	10,518
Total current liabilities	37,213	40,194
Capital lease obligations, net of current portion	1,346	2,520
Long-term debt, net of current portion	43,087	43,854
3.5% senior convertible notes	150,000	0
Deferred revenue	6,734	3,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares Issued and outstanding: none	0	0
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued: 54,526,710 and 54,003,970 shares at September 30, 2004 and December 31, 2003, respectively; Outstanding: 54,511,710 and 53,735,230 shares at September 30, 2004 and December 31, 2003, respectively	55	54
Additional paid-in capital	442,874	430,489
Notes receivable	(3,153)	(4,240)
Deferred compensation	(14)	(572)
Accumulated deficit	(368,027)	(330,210)
Accumulated other comprehensive income	3	3
Treasury stock, 15,000 and 268,740 shares stated at cost at September 30, 2004 and December 31, 2003, respectively	(106)	(2,117)
Total stockholders’ equity	71,632	93,407
Total liabilities and stockholders’ equity	$310,012	$183,475

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

unaudited

	FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,817)	$(24,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,871	10,546
Amortization of deferred stock compensation	949	1,617
Loss/(gain) on disposal of equipment	883	(10)
Gain on sale of investment in common stock of eMR	0	(254)
Charges for write-down of obsolete and excess materials and supplies	8	802
(Gain)/loss on derivative financial instruments.	1,465	(2,386)
Other	634	101
Changes in operating assets and liabilities:
Receivables and other assets	688	2,560
Accounts payable and accrued expenses	2,347	(3,658)
Deferred research revenue	2,082	(645)
Other	503	0
Net cash used in operating activities	(19,387)	(15,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,468)	(714)
Purchase of marketable securities and short-term investments	(99,488)	0
Proceeds from sale of equipment	39	75
Net cash used in investing activities	(100,917)	(639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt refinancing cost	(478)	0
Proceeds from financing of property and equipment	0	4,750
Proceeds from convertible debt offering (net)	143,830	0
Issuance of common stock and warrants	14,109	116
Proceeds from notes receivable for common stock	981	106
Proceeds from swap close-out	9,720	0
Proceeds/(payments) on short-term borrowings	(1,089)	2,000
Installment payments on capital lease and long-term debt obligations	(5,687)	(5,298)
Net cash provided by financing activities	161,386	1,674
Net increase (decrease) in cash and cash equivalents	41,082	(14,852)
Cash and cash equivalents at beginning of period	68,669	87,244
Cash and cash equivalents at end of period	$109,751	$72,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except share and per share amounts)

The Company

References in this report to deCODE and “we” and “us” refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.’s wholly owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries, as well as deCODE genetics, Inc.’s wholly owned subsidiary, MediChem Life Sciences, Inc., a Delaware corporation, and its subsidiaries.

With its headquarters in Reykjavik, Iceland, deCODE is a population genetics company developing drugs and DNA-based diagnostics based upon its discoveries in the inherited causes of common diseases. deCODE’s population approach and resources have enabled it to isolate genes and targets directly involved in the development of many of the biggest challenges to public health.  deCODE is focused on turning these findings into a pipeline of products which it believes will be able to combat the cause of disease, not just the signs and symptoms. deCODE’s customers include major pharmaceutical companies, biotechnology firms, pharmacogenomics companies, universities and other research institutions. deCODE’s business is global, with its principal markets in the United States and in Europe.

deCODE’s primary focus is on the discovery and commercialization of novel therapeutics based on genetic information identified in our population-based gene discovery work.  deCODE has integrated capabilities for applying genetic findings to the development of drugs, both through its proprietary programs and in alliance with corporate partners. deCODE is also applying the links it has identified between genetic factors and disease to create DNA based tests which can also be used to identify patients with increased risk of developing a disease or to predict which patients will respond well to a given drug therapy.  deCODE believes that such tests will become a standard part of healthcare within the coming decade, making it possible to gauge individual predisposition to a particular illness and to design effective preventive strategies; to complement traditional clinical diagnoses; and to identify patients who are likely to respond or not respond to particular drugs.

In addition to conducting work on our targets in deCODE’s collaborative and internal programs, the chemistry group provides drug discovery work for our fee-for-service customers.  deCODE’s other service offerings include protein crystallization products and protein structure analysis contract services through its Seattle-based biostructures group; pharmacogenomics and clinical trials services through its wholly-owned subsidiary Encode; and DNA analysis services through its genotyping laboratory in Reykjavik.

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

Certain reclassifications have been made in the three and nine-month periods ended September 30, 2003 to be consistent with the current presentation.  These financial statements are reported in United States dollars, deCODE’s functional currency, and prepared in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of deCODE’s financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year.

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

Research funding and other service fees.  Research funding is recognized as earned, typically ratably over the period of effort.  Funding payments are not refundable in the event that the related efforts are not successful.  Other service revenues from negotiated rate contracts are recognized based upon the terms of the underlying contract generally either (i) on a per diem basis as services are rendered; (ii) on the basis of efforts expended, generally upon the ratio of costs incurred to total expected costs of providing the service; or (iii) upon completion of the service rendered.  Any losses on contracts are provided for when they are determinable.  Included in revenue are billings to customers for the cost of materials purchased by deCODE.

Milestone payments.  In arrangements with multiple elements entered into before June 15, 2003 where (i) the milestone event is substantive, (ii) there is substantial effort involved in achieving the milestone, (iii) the milestone payment amount is commensurate with the magnitude of the related achievement, and (iv) the associated follow-on revenue streams bear a reasonable relationship to one another, deCODE recognizes revenue using the substantive milestone method. Under the Substantive Milestone Method deCODE records revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE recognizes revenue when acknowledgement of achievement of applicable performance requirements is received from the collaborator. Milestone payments without the above characteristics are recognized on a retrospective basis over the contractual term of the underlying agreement.

In arrangements with multiple elements entered into after June 15, 2003, if the milestone is substantive in nature and there is uncertainty in the achievement of the milestone and there is no further obligation on the part of deCODE, then deCODE records revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE recognizes revenue when acknowledgement of achievement of applicable performance requirements is received from the collaborator (“Milestone Payment Method”).  If the milestone is earned and there is further obligation under the contract for performance by deCODE, then deCODE will record revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE retroactively recognizes revenue through the current period based on the total contractual term and amortizes the balance over the remaining contractual term (“CAPM”).

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

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Research funding and other service fees	$8,080	$8,581	$23,583	$25,938
Milestone payments	628	2,770	849	4,202
Up-front, exclusivity, technology access, and technology development fees	1,079	1,000	3,079	3,000
Other	1,235	412	4,277	2,001
	$11,022	$12,763	$30,939	$35,141

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

An executive officer of deCODE indirectly owned share capital of Prokaria ehf. (Prokaria) during the nine-month periods ended September 30, 2004 and 2003.  deCODE provides Prokaria certain equipment and equipment maintenance, sequencing and advisory services in exchange for fees and recognized $0 and $7,000 in revenue from this arrangement during the nine month-periods ended September 30, 2004 and 2003, respectively.

Collaborations

F. Hoffmann-La Roche (Roche).

Therapeutics. In 1998 deCODE entered into a research collaboration and cross-license agreement with Roche, which terminated in 2002, under which deCODE identified key genetic factors involved in ten common diseases: osteoarthritis, Alzheimer’s disease, schizophrenia, PAOD, stroke, osteoporosis, obesity, anxiety, non-insulin-dependent diabetes and rheumatoid arthritis. In January 2002, deCODE entered into a new three-year agreement with Roche focused on turning the achievements of the 1998 gene discovery collaboration into novel therapeutics. The 2002 agreement provided that deCODE would collaborate with respect to four diseases that had been the subject of the 1998 agreement.  deCODE is currently collaborating on two of those diseases.  Under the 2002 agreement deCODE has received $19.0 million in research funding and may receive an additional $1.0 million in research funding during the remainder of the term of the agreement.  The agreement provides that upon the development of specified compounds during the term of the agreement and for a specified period thereafter deCODE may receive milestone payments, the amount of which will depend on the type of compound developed.  In addition, deCODE will be entitled to receive royalties on the sales of drugs that are developed.  deCODE expects that it will not receive research funding under the 2002 agreement after February 1, 2005, when the research term ends, unless deCODE and Roche decide to extend the collaboration beyond that time.

Diagnostics.  In June 2001, deCODE signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. More recently deCODE has added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available.    Under the agreement we have received $33,312,500 in research funding, up-front fees and milestone payments.  deCODE may receive $10,937,500 in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $3.1 million and $4.8 million for the three-month periods ended September 30, 2004 and 2003, respectively, representing 28% and 38% of consolidated revenue, respectively, and $9.5 million and $14.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively, representing 31% and 41% of consolidated revenue, respectively.  Costs incurred in connection with these collaborative programs with Roche amounted to $3.3 million and $4.6 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $13.0 million and $17.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Merck & Co, Inc. (Merck).

Obesity.  In September 2002, deCODE entered into an alliance with Merck aimed at developing new treatments for obesity. Under the alliance, deCODE is combining our research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development.  Under the terms of the three-year agreement, which can be extended on a year-to-year basis upon the consent of the parties, deCODE has received research funding, technology access fees and milestone payments in the aggregate amount of $17,600,000 and may receive research funding and technology access fees in the future of $7,527,850.  In addition, deCODE may receive further research milestone payments and may receive milestone payments as compounds developed under the alliance advance in the development process and royalties on successfully marketed drugs.  Merck may terminate the agreement at any time upon 30 days’ notice in the event that the research program fails to achieve certain specified goals.

Revenues from this alliance with Merck amounted to $2.2 million and $3.6 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $5.6 million and $6.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  Costs incurred in connection with this alliance with Merck amounted to $1.1 million and $1.4 million for the three-

month periods ended September 30, 2004 and 2003, respectively, and $3.5 million and $4.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Information Rich Clinical Trials.  In February 2004, deCODE entered into an agreement with Merck under which deCODE will conduct information-rich clinical trials on a range of Merck’s developmental compounds. The term of the alliance is seven years, subject to termination by Merck after five years. deCODE may, at any given point over the course of the alliance, be conducting concurrent trials on as many as five Merck compounds.  The collaboration involved three agreements: (a) a License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement.   Under the terms of the License and Research Collaboration Agreement, deCODE will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10.0 million. A contingency clause on the technology access fee provides that if deCODE rejects the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2.5 million of the technology access fee.  The remaining amount of the technology access fee is non-refundable. Under the terms of the Stock and Warrant Purchase Agreement, Merck purchased 689,703 shares of deCODE’s common stock at a price of $14.50 per share or $10 million, which represents a premium of $2.7 million to the fair market value of the stock on the effective date of the agreement ($10.60 per share).  Accordingly, of the $10 million cash received, deCODE ascribed $7.3 million to the common stock and $2.7 million to deferred revenue.  Under the terms of the Warrant Agreement, deCODE has issued Merck a warrant to purchase up to 1,724,257 of additional shares of our common stock at an exercise price of $29.00 per share over the next five years. The warrant is exercisable at Merck’s option as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement with the final portion of warrants expiring in March 2009.  Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. The warrant was valued at $6.3 million using a Black Scholes model with the following assumptions:  lives of one to five years, risk free interest rates of 1.24% to 3.07%, volatility of 90% and no dividend yield.  The one-time technology access fee of $10 million and the $2.7 million premium received on the sale of common stock less the estimated fair value of the warrant of $6.3 million, together netting to $6.4 million, has been recorded as deferred revenue and is being recognized as revenue according to level of efforts over the seven-year development term.

Revenues from this alliance with Merck amounted to $0.5 million for the three and nine-month periods ended September 30, 2004.  Costs incurred in connection with this alliance with Merck amounted to $0.8 million for the three and nine-month periods ended September 30, 2004.

National Institute of Allergy and Infectious Diseases (NIAID).

On September 30, 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, part of the U.S. National Institutes of Health (NIH).  Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases.  The University of New Mexico (UNM) will be working with deCODE to conduct functional validation of biological pathways discovered through its genetic research.  The National Center for Genome Resources (NCGR) will provide bioinformatics resources to make study information and results available to the scientific community.  As of September 30, 2004 there were no revenues or expenses recognized in conjunction with this contract.

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

Research and Development – Proprietary Programs

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred.  deCODE’s research and development expenses consist of the costs of its own proprietary programs and consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)

Salaries and other personnel costs	$2,747	$1,826	$7,107	$6,462
Materials and supplies	1,135	566	2,498	2,075
Contractor services and other third party costs (gross)	828	415	2,044	1,807
Overhead expenses	339	166	1,274	1,437
Depreciation and amortization	1,471	821	3,103	2,911
Stock-based compensation and remuneration	29	110	167	329
Subtotal	6,549	3,904	16,193	15,021
Database license fee reversal	0	(3,221)	0	(3,221)
	$6,549	$683	$16,193	$11,800

On January 22, 2000, the Icelandic Ministry of Health and Social Security (the “Ministry”), granted deCODE an operating license (the “License”) to create, operate and commercialize the Icelandic Health Sector Database (the “IHD”), or the License.  As required by the License, and concurrently with its issuance, deCODE entered into an agreement (the “Agreement”) with the Ministry whereby deCODE would be obligated to pay the Icelandic government a fixed annual fee of 70 million Icelandic kronas per year (approximately $920,000 as of September 2003) and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic krona per year as a consideration for the rights granted to deCODE under the License.  Through June 2003, $3,221,000 in respect of these annual fees had been provided for and included in other accrued expenses.  Under the terms of the Agreement, certain events needed to take place in order for the fixed annual fee to become due, including the consummation of certain data transfer agreements with the National University Hospital (“NUH”).  No such agreement with the NUH has been consummated, and the IHD has not been commercialized primarily because the Icelandic Data Protection Authority has not issued the required security certification.  In light of the development of our business since the Agreement was entered into, the lack of the required agreement with the NUH and the fact that the Icelandic Data Protection Authority has not issued the required security certification, we do not expect to operate the IHD under the terms of the Agreement.    Because of this, management’s estimation after consultation with legal counsel is that it is no longer probable that the accrued fixed annual fee will become due, and accordingly, a reversal of the accrued fees has reduced recorded research and development expenses for the three and nine-month periods ended September 30, 2003.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Research and development expense	$134	$323	$529	$959
General and administrative expense	2	196	29	658
Total	$136	$519	$558	$1,617

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)

Net loss attributable to common stockholders — as reported	$(12,502)	$(1,286)	$(37,817)	$(24,560)
Add: Stock-based compensation expense included in reported net loss	136	519	558	1,617
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,723)	(1,135)	(4,615)	(3,731)
Net loss — proforma	$(14,089)	$(1,902)	$(41,874)	$(26,674)
Basic and diluted net loss per share-as reported	$(0.23)	$(0.03)	$(0.71)	$(0.48)
Basic and diluted net loss per share-proforma	(0.26)	(0.04)	(0.78)	(0.52)

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

In May and June 2004, deCODE granted options to purchase 550,267 shares of common stock to employees and 31,500 shares to consultants under the 2002 Equity Incentive Plan.  The accounting treatment for options granted to the consultants are remeasured until vested under Emerging Issues Task Force Issue No. 96-18 (“EITF 96-18”) and were valued using a Black Scholes model, with 90% volatility, and a 10 year life assumption.  The fair value of these grants was $294,000 and is subject to re-measurement until all the options are vested.  The fair value of these grants is being expensed over the vesting period.  The compensation charge will be taken over the term of the consulting agreement.

In June 2004, in conjunction with a severance agreement with an executive officer, certain prior option grants were modified resulting in a charge of $392,000.

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

	September 30, 2004	September 30, 2003
	(Shares)	(Shares)
Warrants to purchase shares of common stock	3,124,724	1,400,467
Options to purchase shares of common stock	4,706,032	2,151,451
Restricted shares with an associated outstanding non-recourse promissory note	1,194,123	2,089,783
Common shares issuable upon conversion of 3.5% senior convertible debt	10,714,286	0
	19,739,165	5,641,701

In February 2004, deCODE issued a warrant to purchase 1,724,257 shares of common stock at $29.00 per share over five years to Merck in connection with a Stock and Warrant Purchase Agreement.  The warrant is exercisable at Merck’s option as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement.  Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect (See “Revenue Recognition” Note).

In April 2004, deCODE completed an offering of 3.5% Senior Convertible Notes due 2011 to qualified institutional buyers. The Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes.  deCODE may redeem the Notes beginning April 20, 2009.  The number of shares of common stock issuable on the conversion of the Notes at September 30, 2004 was 10,714,286 shares.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income include foreign currency translation adjustments and standard forward foreign exchange contracts.

	For the Three Months Ended September 30, 2004		For the Nine Months Ended September 30, 2004
	2004	2003	2004	2003
	(in thousands)

Net loss	$(12,502)	$(1,286)	$(37,817)	$(24,560)
Other comprehensive income (loss):
Foreign currency translation	2	1	2	2
Unrealized loss on marketable Securities	(2)	0	(2)	0
Forward foreign exchange contracts	2	0	0	0
Total comprehensive loss	$(12,500)	$(1,285)	$(37,817)	$(24,558)

Employee Termination Costs

Beginning in September 2002, deCODE reduced total worldwide headcount, focusing in particular on utilizing ongoing process automation and increased productivity in the core genetics operations in Reykjavik.  The following is a schedule of charges, payments and unpaid termination benefits for the three and nine-month periods ended September 30, 2004 and 2003:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)

Balance at beginning of period	$0	$291	$66	$874
Additions to accrual	0	115	0	906
Payments of benefits	0	(328)	(66)	(1,702)
Balance at end of period	$0	$78	$0	$78

The charges related to termination benefits are for 14 and 58 employees during the three and nine-month periods ended September 30, 2003, respectively.  Subsequent employee termination costs not related to the September 2002 initiative are reported as cost of revenue, research and development or selling, general and administrative expense, as appropriate.

Cash and Cash Equivalents

Cash equivalents, consisting of principally of money market funds and municipal notes purchased with initial maturities of 90 days or less, are valued at market value.

Marketable Securities and Short-Term Investments

Marketable securities have been classified as available for sale and are stated at market value based on quoted prices.  Gains and losses on sales of securities are calculated using the specific identification method.  Marketable securities at September 30, 2004 can be summarized as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Corporate bonds	$2,040	$2,038
Money market preferred securities	42,450	42,450
Total marketable securities	44,490	44,488
Short-term investments	55,000	55,000
Total marketable securities and short-term investments	$99,490	$99,488

At September 30, 2004, there was an unrealized loss of $2,000 associated with the marketable securities included in accumulated other comprehensive income and equity.  The contractual maturity of deCODE’s available for sale securities is 91 days.  All of deCODE’s investments are classified as short-term, which is consistent with their intended use.

deCODE also has two certificates of deposit with commercial banks valued at $55,000,000, which have contractual maturities of six and seven months, respectively, and which are classified as short-term investments.

Derivative Financial Instruments

deCODE has used interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. These interest rate and cross-currency swaps with a combined notional amount of 1,730 million Icelandic krona (approximately $24.4 million) were designated as economic hedges of fixed rate foreign currency debt (Tier A and Tier C bonds), but did not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  In March 2004, deCODE refinanced its Tier C bonds, with the new instrument being a variable rate U.S dollar denominated debt (See Below).  Following-on from this refinancing, deCODE reconsidered its two cross-currency swaps and decided to liquidate them realizing $9,720,000 in proceeds.  deCODE realized a loss on this early termination that, together with unrealized losses on the swaps during the quarter ended March 31, 2004, amounted to $1,473,000.  Cumulative unrealized gains on the two cross-currency swaps through December 31, 2003 were $11,185,000.  Unrealized and realized gains and losses on these two cross-currency swaps are included in other non-operating income and (expense), net in the Condensed Consolidated Statements of Operations.

In March 2004, deCODE entered into five forward foreign exchange contracts with an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries.  At maturity of each contract, deCODE sold $1,600,000 and deCODE received Icelandic krona at the contracted forward rate.  These forward foreign exchange contracts were designated as economic hedges of the foreign currency salary cash flows and qualify for hedge accounting under SFAS 133. Under SFAS 133 these contracts were marked-to-market at the end of each reporting period.  As of September 30, 2004, there was no unrealized loss included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheet.  During the three-month and nine-month periods ended September 30, 2004, a gain of $20,000 and a loss of $11,000, respectively, was recorded to operating expenses in the Condensed Consolidated Statements of Operations.  The contracts matured in July 2004 and were not renewed.

Change in Asset Lives

In light of experience and the current technological environment, effective from July 1, 2004, deCODE changed its salvage value and, in certain instances, useful life estimates for equipment and furniture and fixtures for purposes of depreciation.  These changes in estimates had the effect in increasing depreciation expense and basic and diluted net loss per share by $992,000 and $0.02 per share, respectively, in the three-month period ended September 30, 2004 and $992,000 and $0.02 per share, respectively, in the nine-month period ended September 30, 2004.

Short-Term Borrowings

Short-term borrowings as of September 30, 2004 consists of a $4,500,000 loan with an Icelandic financial institution that is due in two tranches of $2,500,000 and $2,000,000 on November 17, 2004 and January 28, 2005 at an interest rate of 2.57% and 2.98%, respectively.

In August 2004, deCODE entered into a short-term loan for $1.1 million at an interest rate of 3.79% due in ten monthly installments of $114,000.  The balance at September 30, 2004 was $911,000

Debt

Sale-leaseback Financing

In June 2003, deCODE sold certain laboratory equipment for $4,750,000 net cash proceeds and leased the equipment back from the counter-party (an Icelandic leasing company) for an 18-month term.  As ownership of the equipment will be transferred to deCODE at the end of the lease without any further significant payment, the transaction has been recorded as a financing and the gain ($1,418,000) has been deferred and is being amortized over the remaining useful life of the leased equipment (3 years).  In January 2004, deCODE exercised its option to extend the loan for an additional 18 month term.  During the three and nine-month period ended September 30, 2004, $194,000 and $581,000, respectively, of the gain was amortized and recorded against the operating expenses in the Condensed Consolidated Statements of Operations.

Mortgage Refinancing

In March 2004, we entered into a $17,500,000 term loan with an Icelandic financial institution (the “Lender”) to refinance our Tier C bonds and Tier D bank loan.  The new term loan bears interest at the three-month LIBOR plus 3% (5.02% as of September 30, 2004) until March 1, 2009, at which point, the Lender may adjust the interest margin unilaterally.  The term loan is payable in twenty quarterly payments starting on March 1, 2009 and the final payment is due on December 1, 2013.  The term loan can be repaid on every anniversary of the loan starting on March 1, 2006, but for which we will pay a prepayment fee of 1% for every year that remains on the term loan facility with a maximum fee of 6%.

The remaining unamortized borrowing costs and discount associated with the Tier C bonds and Tier D bank loan, along with borrowing costs associated with the new term loan and the call penalty associated with the prepayment of Tier C will be amortized to interest expense over the remaining term of the new loan.  Unamortized borrowing costs are included in other current and long-term assets and total $1.5 million at September 30, 2004.

Senior Convertible Notes

In April 2004, deCODE completed an offering of 3.5% Senior Convertible Notes due 2011 to qualified institutional buyers. The Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes.  deCODE may redeem the Notes beginning April 20, 2009.  Interest is payable semi-annually on April 15 and October 15.  During the three and nine-month period ended September 30, 2004, interest expense of $1,323,000 and $2,445,000, respectively, was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

From this offering, deCODE received net proceeds of $143.8 million.  deCODE recorded deferred offering costs of $6.2 million.  deCODE is amortizing these costs to interest expense over the seven-year life of the convertible notes.  Deferred offering costs are included in other current and long-term assets and total $5.8 million at September 30, 2004.  During the three and nine-month period ended September 30, 2004, interest expense of $220,000 and $410,000, respectively, was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

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

deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of September 30, 2004.

Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of its business which are not material, deCODE has no pending legal proceedings except as follows:

On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws in connection with deCODE’s initial public offering was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock. The complaint names deCODE, two individuals who were executive officers of deCODE at the time of its initial public offering (the “Individual Defendants”), and the two lead underwriters (the “Underwriter Defendants”) for our initial public offering in July 2000 (the “IPO”) as defendants.

deCODE is aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before United States District Judge Shira Scheindlin. Pursuant to the underwriting agreement executed in connection with our IPO.  deCODE has demanded indemnification from the Underwriter Defendants. The Underwriter Defendants have asserted that our request for indemnification is premature.

Pursuant to an agreement the Individual Defendants have been dismissed from the case without prejudice.

On July 31, 2003, our Board of Directors (other than Dr. Stefansson, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement, and the completion of acceptable final settlement documentation.  Any direct financial impact of the proposed settlement is expected to be borne by deCODE’s insurers.  The settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation.  In conjunction with the plaintiffs, the settling issuer defendants have filed a motion seeking the court’s approval of the settlement.  deCODE cannot predict whether or when the court may approve the settlement.  If the settlement of the IPO litigation is not consummated, deCODE expects to contest the allegations in the action vigorously.

In an unrelated matter, five complaints were filed in September and October 2004 in the United States District Court for the Southern District of New York against us and our chief executive officer and chief financial officer alleging violations of federal securities laws arising from certain of our public statements.  The complaints are brought by plaintiffs seeking to represent a purported class consisting of all persons who purchased our common stock during the period from

October 29, 2003 through August 26, 2004 and contend that we made misleading statements, misrepresentations and omissions regarding our financial performance, compliance with generally accepted accounting principles and our internal controls.  The complaints apparently purport to connect these allegations with the resignation of PricewaterhouseCoopers as the Company’s auditor, as noted in our Form 8-K filed on August 26, 2004.  The complaints all arise out of the same alleged statements, and a motion to consolidate them before one Judge is pending.  The plaintiffs seek unspecified monetary damages and other relief.  We believe that these actions are without merit and intend to defend against them vigorously.

On September 14, 2004, a complaint was filed in the United States District Court for the Southern District of New York in a derivative action against deCODE, its directors and specified officers.   Based upon the same misstatements and omissions alleged in the above-described securities complaints, the complaint alleges violations of state law by the defendants including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The complaint seeks unspecified monetary damages and other relief.  We believe that this action is without merit and intend to defend against it vigorously.

Due to the inherent uncertainties of litigation, the early stage of the new securities matters, and the fact that the settlement of the litigation relating to our IPO remains subject to court approval, the ultimate outcome of these matters cannot be predicted.  If deCODE were required to pay significant monetary damages in the event that the IPO settlement is unconsummated or as a result of an adverse determination in the other actions described above (or any other lawsuits alleging similar claims filed against deCODE and deCODE’s directors and officers in the future), deCODE’s business could be significantly harmed. Even if such litigations conclude in deCODE’s favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from the above litigations and no amounts have been provided for such matters in deCODE’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (tabular amounts in thousands, except share and per share amounts)

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

Our primary focus is on the discovery and commercialization of novel therapeutics based on genetic information identified in our population-based gene discovery work.  We have integrated capabilities for applying genetic findings to the development of drugs, both through our proprietary programs and in alliance with corporate partners.  We are also applying the links we have identified between genetic factors and disease to create DNA-based tests which can be used to identify patients with increased risk of developing a disease or to predict which patients will respond well to a given drug therapy.  We believe that such tests will become a standard part of healthcare within the coming decade, making it possible to gauge individual predisposition to a particular illness and to design effective preventive strategies; to complement traditional clinical diagnoses; and to identify patients who are likely to respond or not respond to particular drugs.

We currently derive revenues primarily from research funding and other service fees from our collaborative partners; milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute most of the rest of our revenues.  Our expenses consist primarily of research and development expenses.  While we are entitled to royalties or profit-sharing under the terms of our agreements, due to the extended time period for the development and commercialization of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts and do not expect to do so for several years, if at all.  In addition to conducting work on our targets in our collaborative and internal programs, our pharmaceuticals group provides drug discovery services and contract manufacture of drug substance for human clinical trials for our fee-for-service customers.  Our other service offerings include protein crystallization products and protein structure analysis contract services through our Seattle-based biostructures group; pharmacogenomics and clinical trials services though our wholly owned subsidiary Encode; and DNA analysis services through our genotyping laboratory in Reykjavik, Iceland.

As we continue our discovery in common diseases, we aim to conserve ample resources to bring our products forward to the market, and we are constantly seeking the optimal balance between several factors crucial to our strategy.  These include the level of our investment in research and development, the preservation of cash resources and their deployment for product development, and the financing environment.  Our goal is to bring products to the market and, in that, make the company profitable.  We believe the best means to achieve that objective is to operate the company on a sustainable basis such that it will have the staying power to turn our discoveries into products in the marketplace.

We believe that the initiation of substantial new activities, such as the conduct of clinical trials on our proprietary compounds, will require significant additional expenditures.  For example, in our target discovery work on our findings in myocardial infarction, we have in-licensed a compound that was developed for a different indication but which acts upon our principal target and for which we recently concluded a Phase IIa clinical trial in Iceland.  We expect to seek similar in-licensing or co-development opportunities for other compounds in other diseases and any success may increase our cash requirements.  We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges.  We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters.  We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

Following our sale of $150,000,000 of our 3.5% Senior Convertible Notes in April, 2004, we believe that we have sufficient cash resources to continue to fund our current research and operations for several years.  However, we will require significant additional capital in the future for our product development programs and so will continue to investigate additional avenues of financing.  Our ability to obtain capital will be affected by conditions in the global financial markets and in the pharmaceutical industry.  We expect that downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on favorable terms while more favorable conditions in those markets will present opportunities for us.

The pharmaceutical industry, which is the principal customer base for our gene-discovery and contract chemistry businesses, is experiencing difficulties in maintaining historical rates of growth.  This presents near-term challenges and significant longer-term opportunities.  One of the main challenges facing the pharmaceutical industry is developing pipelines of effective new drugs to treat major indications.  As many leading brand-name drugs come off patent and face generic competition, developing successful new medicines will become critical for filling the gap.  In the short term, the financial pressures on pharmaceutical companies may be reflected in their research and development spending, making it more difficult for us to sign corporate alliances with significant up-front funding, or lengthening the time required to negotiate such deals.  We believe that in the medium to longer term, however, companies such as ours may be well positioned to play an important role in filling the gap in the pipeline of new drugs, either alone or as partners of pharmaceutical companies.  Our gene discovery programs are aimed at identifying novel drug targets that are involved in the basic biology of common diseases and we are focused on discovering new drugs against these targets, both on our proprietary and with major pharmaceutical partners.  Our partnerships with Roche and Merck demonstrate that the industry is already investing in the development of new therapeutics based on our approach.  Our recent in-licensing of a developmental compound from Bayer demonstrates that the industry may be prepared to provide companies such as ours with rights to shelved compounds that may be brought forward in clinical development in indications other than those for which the compounds were originally designed.

Collaborations and Alliances

Collaborations and further growth in our medicinal chemistry, pharmacogenomics, genotyping and clinical trial services will remain an important element of our business strategy and future revenues.  Our ability to generate revenue growth and become profitable is dependent, in part, on our ability to enter into additional collaborative arrangements, and on our ability and our collaborative partners’ ability to successfully commercialize products incorporating, or based on, our work.  It is also dependent on our ability to maintain and grow our service lines of business.  There can be no assurance that we will be able to maintain or expand our existing collaborations, enter into future collaborations to develop applications based on existing or future research agreements, or successfully expand our medicinal chemistry, genotyping or pharmacogenomics businesses.  Our failure to successfully develop and market products over the next several years, or to realize product revenues, would have a materially adverse effect on our business, financial condition and results of operations.  We do not expect to receive royalties or other revenues from commercial sales of products developed using our technologies in the near term.  It may be several years before product revenues materialize, if they do at all.

Research and Development Programs

The following summary of the development of our drug candidates in late pre-clinical or clinical development brings up to date the disclosure we made in the business section of our Annual Report on Form 10-K for the year ended December 31, 2003 with respect to the status of our clinical and pre-clinical development pipeline and should be read in conjunction with the disclosures made in the business section of our Annual Report on Form 10-K for the year ended December 31, 2003.  Because of uncertainties involved in the drug development process, the actual timing for the events described below may differ materially from that provided in this summary.

•                  Our most advanced program is DGO31 for the prevention of myocardial infarction (MI).  We began a Phase IIa trial in Iceland for DG031 in early April of 2004.  We concluded the 180 patient trial in September of this year and announced the results in October.  We have filed an Investigative New Drug Application, or IND, for this compound with the U.S. Food and Drug Administration (FDA) and expect to make similar filings in selected European countries.  (We refer to such filings as INDs although the technical name may differ from country to country.)  Based on the results of the Phase IIa trial, we expect to begin a Phase III trial in the U.S., Iceland and Europe for this compound in the first half of 2005.

•                  D151746, our second lead development compound is being developed for the treatment of peripheral arterial occlusive disease (PAOD), a form of atherosclerosis in the lower extremities.  The compound is an inhibitor of a G protein coupled receptor which our genetics work has shown to be associated with a significant increase in risk of developing the disease.  We anticipate filing an IND in the U.S. by the end of this year for D151746 and hope to begin a Phase 1 trial for this compound in the U.S. in the first quarter of 2005.  We expect the trial will be of 4-8 weeks duration and could be finished in the second quarter of 2005.

•                  In our stroke program, we expect to file an IND in Iceland in 2005.

•                  In one of our asthma programs, we expect to make a regulatory filing in Iceland to permit us to begin a Phase II trial for DG031 in 2004 and to commence this trial in the first half of 2005

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs.  However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs in 2003 and 2004 to-date, we have cumulatively invested $4.9, $5.0, $2.7 and $4.0 million in our MI, PAOD, stroke and asthma programs, respectively, from the beginning of 2003 to-date.  Inception to-date costs are not available as these costs were not historically tracked by program.

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

Furthermore, our strategy includes the option of entering into collaborative arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreements with Roche and Merck. Entering into a collaboration with a partner at any point in the development or commercialization of a product is a business decision of ours.  When making this decision we do and will consider, among other matters, the complexity of the indication, the size, complexity and expense of necessary development and/or commercialization efforts, the nature and size of the applicable market, an assessment of our own resources – financial and operational, and an assessment of the resources of a potential partner.  In the event that we do collaborate on any of the above programs in the future, a partner will have a level of control, which may be significant, over the pre-clinical development or clinical trial process for a product.  As a result the completion date of such a partnered program could largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which proprietary drug candidate will be subject to future collaborative arrangements or how such arrangements would affect our development plan or capital requirements.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2004 and 2003

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the timing and composition of funding under our various collaborative agreements, as well as the progress of our proprietary research and development efforts.  Results of operations for any period may be unrelated to results of operations for any other period.  In addition, historical results should not be viewed as indicative of future operating results.  We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technology, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations.  In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance.  We do not expect to receive revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

Company highlights include:

•                                          Our revenue was $11.0 million for the three-month period ended September 30, 2004 as compared to $12.8 million for the three-month period ended September 30, 2003. Our revenue was $30.9 million for the nine-month period ended September 30, 2004 as compared to $35.1 million for the nine-month period ended September 30, 2003. These revenues reflect the long-term, product development focus of our business strategy, as well as the timing of milestone payments. At the close of the quarter the company had $16.1 million in deferred research revenue, compared to $13.5 million at the close of the third quarter of 2003. This increase is due largely to cash received under the company’s 2004 alliance with Merck, and will be recognized, along with other deferred revenue, over future reporting periods.

•                                          Our cost of revenue, including costs incurred in connection with collaborative programs, decreased to $10.4 million for the three-month period ended September 30, 2004 as compared to $10.4 million for the three-month period ended September 30, 2003. Our cost of revenue, including costs incurred in connection with collaborative programs, decreased to $31.9 million for the nine-month period ended September 30, 2004 as compared to $35.6 million for the nine-month period ended September 30, 2003. The decreases in 2004 as compared to 2003 result mainly of the streamlining and automation of our core genetics research and operations. Our cost of revenue consists of the costs of services provided to customers and collaborators, including the entirety of costs incurred in connection with programs that have been partnered and on which we receive research funding. At times, we may dedicate additional resources and incur costs in addition to costs covered by research funding received in such collaborative programs.

•                                          Our research and development expenses in proprietary programs increased to $6.5 million for the three-month period ended September 30, 2004 as compared to $0.7 million for the three-month period ended September 30, 2003. Our research and development expenses in proprietary programs increased to $16.2 million for the nine-month period ended September 30, 2004 as compared to $11.8 million for the nine-month period ended September 30, 2003. The changes in our research and development expenses in proprietary programs in the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 were mainly a result of costs associated with our recently completed Phase IIa trial of DG031; preparations for planned upcoming clinical trials of DG031 and of D151746, our developmental compound for the treatment of atherosclerosis of the legs (PAOD); and the effect of the one-time, non-cash reversal of accrued license fees in the year ago periods.

•                                          At September 30, 2004, we had $215.2 million in cash and short-term investments. This includes restricted cash, cash equivalents, short-term investments and marketable securities and this significant increase reflects net proceeds from our convertible notes issue completed in April 2004 ($143.8 million), equity and technology access fee payments received related to the signing of a new drug development alliance with Merck ($20.0 million) and the liquidation of our two currency swaps ($9.7 million) offset by capital expenditures ($1.5 million), debt service ($7.3 million) and costs associated with the advancement of our drug development programs in the nine-months ended September 30, 2004.

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

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)

Research funding and other service fees	$8,080	$8,581	$23,583	$25,938
Milestone payments	628	2,770	849	4,202
Up-front, exclusivity, technology access, and technology development fees	1,079	1,000	3,079	3,000
Other	1,235	412	4,277	2,001
	$11,022	$12,763	$30,939	$35,141

 Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

Therapeutics.  In 1998 we entered into a research collaboration and cross-license agreement with Roche, which terminated in 2002, under which we identified key genetic factors involved in ten common diseases: osteoarthritis, Alzheimer’s disease, schizophrenia, PAOD, stroke, osteoporosis, obesity, anxiety, non-insulin-dependent diabetes and rheumatoid arthritis.  In January 2002, we entered into a new three-year agreement with Roche focused on turning the achievements of our 1998 gene discovery collaboration into novel therapeutics.  The 2002 agreement provided that we would collaborate with respect to four diseases that had been the subject of the 1998 agreement.  We are currently collaborating on two of those diseases.  Under the 2002 agreement, we have received $19.0 million in research funding and may receive an additional $1.0 million in research funding during the remainder of the term of the agreement.  The agreement provides that upon the development of specified compounds during the term of the agreement and for a specified period thereafter we may receive milestone payments, the amount of which will depend on the type of compound developed.  In addition, we will be entitled to receive royalties on the sales of drugs that are developed.  We expect that we will not receive research funding under the 2002 agreement after February 1, 2005, when the research term ends, unless we and Roche decide to extend the collaboration beyond that time.

Diagnostics.  In June 2001, we signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases.  More recently we have added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available.  Under the agreement, we have received $33,312,500 in research funding, up-front fees and milestone payments.  We may receive $10,937,500 in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $3.1 million and $4.8 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $9.5 million and $14.3 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  Costs incurred in connection with these collaborative programs with Roche amounted to $3.3 million and $4.6 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $13.0 million and $17.7 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Merck & Co., Inc. (Merck)

Obesity.  In September 2002, we entered into an alliance with Merck aimed at developing new treatments for obesity.  Under the alliance, we are combining our research efforts in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development.  Under the terms of the three-year agreement, which can be extended on a year-to-year basis upon the consent of the parties, we have received research funding, technology access fees and milestone payments in the aggregate amount of $17,600,000 and may receive research funding and technology access fees in the future of $7,527,850.  In addition, we may receive further research milestone payments and we may receive milestone payments as compounds developed under the alliance advance in the development process and royalties on successfully marketed drugs.  Merck may terminate the agreement at any time upon 30 days’ notice in the event that the research program fails to achieve certain specified goals.

Revenues from this alliance with Merck amounted to $2.2 million and $3.6 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $5.6 million and $6.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively.  Costs incurred in connection with this alliance with Merck amounted to $1.1 million and $1.4 million for the three-month periods ended September 30, 2004 and 2003, respectively, and $3.5 million and $4.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

Information-Rich Clinical Trials.  In February 2004, we entered into an agreement with Merck under which we will conduct information-rich clinical trials on a range of Merck’s developmental compounds. The term of the alliance is seven years, subject to termination by Merck after five years.  We may, at any given point over the course of the alliance, be conducting concurrent trials on as many as five Merck compounds.  The collaboration involved three agreements: (a) a License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement.   Under the terms of the License and Research Collaboration Agreement, deCODE will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10.0 million. There is a contingency clause on the technology access fee provides that if we reject the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2.5 million of the technology access fee.  The remaining amount of the technology access fee is non-refundable. Under the terms of the Stock and Warrant Purchase Agreement, Merck purchased 689,703 shares of our common stock at a price of $14.50 per share or $10 million, which represents a premium of $2.7 million to the fair market value of the stock on the effective date of the agreements ($10.60 per share).  Accordingly, of the $10 million cash received, we have ascribed $7.3 million to the common stock and $2.7 million to deferred revenue.  Under the terms of the Warrant Agreement, we have issued Merck a warrant to purchase up to 1,724,257 of additional shares of our common stock at an exercise price of $29.00 per share over the next five years. The warrant is exercisable at Merck’s option as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement with the final portion of warrants expiring in March 2009.  Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. The warrant was valued at $6.3 million using a Black Scholes model With the following assumptions:  lives of one to five years, risk free interest rates of 1.24% to 3.07%, volatility of 90% and no dividend yield.  The one-time technology access fee of $10 million and the $2.7 million premium received on the sale of common stock less the estimated fair value of the warrant of $6.3 million, together netting to $6.4 million, has been deferred and the $6.4 million net amount was recorded as deferred revenue and is being recognized as revenue according to level of efforts over the seven-year development term.

Revenues from this alliance with Merck amounted to $0.5 million for the three and nine-month periods ended September 30, 2004.  Costs incurred in connection with this alliance with Merck amounted to $0.8 million for the three and nine-month periods ended September 30, 2004.

National Institute of Allergy and Infectious Diseases (NIAID).

On September 30, 2004, we were awarded a five-year $23.9 million contract by the NIAID, part of the U.S. National Institutes of Health.  Under the contract, we will apply our population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases.  The University of New Mexico will be working with us to conduct functional validation of biological pathways discovered through our genetic research.  The National Center for Genome Resources will provide bioinformatics resources to make study information and results available to the scientific community.

As of September 30, 2004 there were no revenues or expenses recognized in conjunction with this contract.

Revenue for the three-month and six-month periods ended September 30, 2004 and 2003 is as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Revenue	$11,022	$12,763	$30,939	$35,141	$(1,741)	(14)%	$(4,202)	(12)%

The decreases in revenue in the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 are reflective of the long-term, product development focus of our business strategy, as well as the timing of milestone payments. At the close of the quarter the company had $16.1 million in deferred revenue, compared to $14.0 million at the close of the 2003. This increase reflects cash received related to the 2004 alliance with Merck, which will be recognized, along with other deferred revenue, over future reporting periods. We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can and do fluctuate between quarters.

Cost of Revenue, including Collaborative Programs.  Cost of revenue, including costs incurred in connection with collaborative programs for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Cost of Revenue, including Collaborative Programs	$10,409	$10,359	$31,921	$35,610	$50	1%	$(3,689)	(10)%

Productivity gains have enabled acceleration in our basic gene and target discovery work. The decreases in our cost of revenue, including costs incurred in connection with collaborative programs for the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 generally reflect the streamlining and automation of our core genetics research and other operations. Our cost of revenue consists of the costs of services provided to customers and collaborators, including the entirety of costs incurred in connection with programs that have been partnered and on which we receive research funding. At times, we may invest in addition to costs covered by research funding received in such collaborative programs.

Our cost of revenue, including costs incurred in connection with collaborative programs in the three-months ended September 30, 2004 as compared to the same period in 2003 is generally unchanged but does include (i) $0.4 million more in chemicals and consumables used, offset by (ii) $0.1 million lower salary and related expenses, as well as (ii) $0.3 million lower overhead costs.

Our cost of revenue, including costs incurred in connection with collaborative programs in the nine-months ended September 30, 2004 as compared to the same period in 2003 includes (i) significantly lower salary and related expenses ($2.3 million) driving (ii) lower overheads, depreciation and amortization ($2.0 million), together with (iii) a relative net benefit of $1.1 million resulting from chemicals and consumables we used for which there was relatively little or no attendant cost as a result of prior provisions we had made as slow moving, excess or obsolete according to our accounting policy,  (iv) $0.5 million more in chemicals and consumables used, and (v) a $0.8 million increase in outside contractor services.

Research and Development – Proprietary Programs.  Research and development expenses for proprietary programs for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Research and Development - Proprietary Programs	$6,549	$683	$16,193	$11,800	$5,866	859%	$4,393	37%

Productivity gains have enabled acceleration in our basic gene and target discovery work. The changes our research and development expenses in proprietary programs in the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 reflect the streamlining and automation of the our core genetics research operations but also our emphasis on and increasing expenditures in product development clinical work and pre-clinical preparations on our lead development programs. Importantly, during the 2004 periods we conducted and completed much of our Phase IIa clinical trial of DG031 that is being developed for the prevention of heart attack. Based on the results of this trial, which we announced in October 2004, we plan to design an information-rich, multicenter Phase III trial to test DG031 for the prevention of heart attack.  During the 2004 periods we have also been incurring costs in preparing for planned upcoming clinical studies of D151746, our developmental compound for the treatment of atherosclerosis of the legs (PAOD).

Our research and development costs for proprietary programs in the three-months ended September 30, 2004 as compared to the same period in 2003 notably reflect (i) an increase of $0.9 million in salaries and related costs largely related to the MI and PAOD programs, (ii) $0.7 million related to increased usage of other chemicals and consumables mainly in our genotyping facility, and (iii) $0.4 million more of outside services mostly on account of our PAOD program.

Our research and development costs for proprietary programs in the nine-months ended September 30, 2004 as compared to the same period in 2003 include (i) an increase of $0.4 million in salaries and related costs largely related to the MI and PAOD programs, (ii) $1.0 million related to increased usage of other chemicals and consumables mainly in our genotyping facility, and (iii) $0.2 million more of outside services mostly on account of our PAOD program, offset somewhat by (iv) a relative net benefit of $0.5 million resulting from chemicals and consumables we used for which there was relatively little or no attendant cost as a result of prior provisions we had made as slow moving, excess or obsolete according to our accounting policy.

Included in our research and development costs for proprietary programs in the three and nine-month periods ended September 30, 2003 is a non-cash reversal of accrued database license fees amounting to $3.2 million.  On January 22, 2000, the Icelandic Ministry of Health and Social Security (the “Ministry”), granted deCODE an operating license (the “License”) to create, operate and commercialize the Icelandic Health Sector Database (the “IHD”), or the License.  As required by the License, and concurrently with its issuance, deCODE entered into an agreement (the “Agreement”) with the Ministry whereby deCODE would be obligated to pay the Icelandic government a fixed annual fee of 70 million Icelandic kronas per year (approximately $0.9 million as of September 2003) and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic krona per year as a consideration for the rights granted to deCODE under the License.  Through June 2003, $3.2 million in respect of these annual fees had been provided for and included in other accrued expenses.  Under the terms of the Agreement, certain events needed to take place in order for the fixed annual fee to become due, including the consummation of certain data transfer agreements with the National University Hospital (“NUH”).  No such agreement with the NUH has been consummated, and the IHD has not been commercialized primarily because the Icelandic Data Protection Authority has not issued the required security certification.  In light of the development of our business since the Agreement was entered into, the lack of the required agreement with the NUH and the fact that the Icelandic Data Protection Authority has not issued the required security certification, we do not expect to operate the IHD under the terms of the Agreement.  Because of this, management’s estimation after consultation with legal counsel is that it is no longer probable that the accrued fixed annual fee will become due, and accordingly, a reversal of the accrued fees has reduced recorded research and development costs for proprietary programs for the three and nine-month periods ended September 30, 2003.

Several of the above-noted increases and decreases to the research and developments costs of our proprietary programs are likely non-recurring or irregular in their occurrence. Other of the experienced increases in the research and developments costs of our proprietary programs (e.g., salaries and attendant costs, usage of chemicals and consumables) may likely continue, particularly as we advance our proprietary drug development programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Selling, General and Administrative	$4,339	$4,015	$14,191	$12,081	$324	8%	$2,110	17%

Our selling, general and administrative expenses for the three-months ended September 30, 2004 as compared to the same period in 2003 have increased, notably including (i) $0.2 million more in audit and related expenses, (ii) $0.2 million lower salary and related expenses, (ii) $0.3 million increase in recruiting fees related to the addition of new members to our Board of Directors and also our efforts to hire necessary clinical development and regulatory staff.

Our selling, general and administrative expenses for the nine-months ended September 30, 2004 as compared to the same period in 2003 have increased, particularly (i) severance costs recorded in the nine-months ended September 30, 2004 ($0.6 million), employee incentives provided for in the nine-months ended September 30, 2004 ($0.6 million), (iii) an accrual for probable losses related to grant monies received in pre-acquisition periods of Medichem ($0.4 million), and (iv) recruiting fees related to the addition of new members to our Board of Directors and also our efforts to hire necessary clinical development and regulatory staff ($0.3 million).

Several of the above-noted items are likely non-recurring or irregular in their occurrence. Other of the experienced increases in our selling, general and administrative expenses (e.g., the direct and indirect costs of compliance with the Sarbanes Oxley legislation) may likely continue.  In particular, we have granted salary increases in 2004 and are actively seeking to add critical staff.

Stock Based Compensation and Remuneration Expense.  Stock based compensation and remuneration expense for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Stock Based Compensation and Remuneration Expense	$136	$519	$558	$1,617	$(383)	(74)%	$(1,059)	(65)%

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

Employee Termination Charges.  Impairment, employee termination benefits and other costs for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Employee Termination Charges	$0	$115	$0	$906	$(115)	(100)%	$(906)	(100)%

Beginning in September 2002, we implemented a cost reduction program aimed at achieving positive operating cashflow from existing operations by the end of 2003.  In this regard, we reduced total worldwide headcount, focusing in particular on utilizing ongoing process automation and increased productivity in the core genetics operations in Reykjavik, Iceland.  During the year ended December 31, 2003, we recorded $951,000 of additional employee terminations benefits.  The following summarizes the charges, payments and unpaid termination benefits for the three and nine-month periods ended September 30, 2004 and 2003 related to the September 2002 initiative:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)

Balance at beginning of period	$0	$291	$66	$874
Additions to accrual	0	115	0	906
Payments of benefits	0	(328)	(66)	(1,702)
Balance at September 30	$0	$78	$0	$78

The charges related to termination benefits are for 14 and 58 employees during the three and nine-month periods ended September 30, 2003, respectively.  Cost of severances subsequent to and not related to the September 2002 initiative are reported as research and development or selling, general and administrative expenses, as appropriate.

Interest Income.  Interest income for the three-month and nine-month periods ended September 30, 2004 and 2003 is as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Interest Income	$925	$243	$1,906	$897	$682	281%	$1,009	112%

The increases in interest income for the three and nine-month periods ended September 30, 2004 as compared to the same periods in 2003 mainly arise as a result of the completion of the offering of 3.5% Senior Convertible Notes realizing net proceeds of $143.8 million.  We expect to use the proceeds of this offering principally for advancing our drug development programs.  In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal while maximizing income we receive from our investments without significantly increasing risk.  We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities.  As a result, we expect that the amount of our interest income will increase in the future although the rate of returns on the portfolio may not increase appreciably.

Interest Expense.  Interest expense for the three-month and nine-month periods ended September 30, 2004 and 2003 is as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		SixMonths
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Interest Expense	$2,716	$826	$6,028	$2,603	$1,890	229%	$3,425	132%

The increases in interest expense for the three and nine-month periods ended September 30, 2004 as compared to the same period in 2003 principally reflect interest on our 3.5% Senior Convertible Notes due 2011 that we issued in April 2004.  We will pay interest on the Senior Convertible Notes in April and October of each year, beginning October 2004.  As a result, our interest expense will increase $5.3 million annually.

Other Non-Operating Income and Expense, Net.  Other non-operating income and expense for the three-month and nine-month periods ended September 30, 2004 and 2003 is as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		SixMonths
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Other Non-Operating Income and (Expense), Net	$(436)	$1,706	$(2,329)	$2,402	$(2,142)	(126)%	$(4,731)	(197)%

Our other non-operating income and expense, net for the three and nine-month periods ended September 30, 2004 and 2003 comprises unrealized and realized swap gains and losses and the net impact of foreign exchange.  In March 2004, we liquidated our two cross-currency swaps receiving $9.7 million in proceeds.  We realized a loss on this early termination that, together with unrealized losses on the swaps during the quarter ended March 31, 2004, amounted to $1.5 million.

Unrealized (losses)/gains on the two cross-currency swaps for the three-month periods ended September 30, 2004 and 2003 were $0 and $1.2 million, respectively, and for the nine-month periods ended September 30, 2004 and 2003 were $(1.5) and $2.4 million, respectively.

Net foreign exchange losses for the three-month periods ended September 30, 2004 and 2003 were $0.4 and a gain of $0.2 million, respectively, and for the nine-month periods ended September 30, 2004 and 2003 were $0.9 and $0.2 million, respectively.

Income Taxes.  As of September 30, 2004, we had an accumulated deficit of $368.0 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the three-month and nine-month periods ended September 30, 2004 and 2003.  Realization of deferred tax assets is dependent on future earnings, if any.  As of December 31, 2003, we had net operating losses able to be carried forward for U.S. federal income tax purposes of approximately $31.4 million to offset future taxable income in the United States that expire at various dates through 2023.  Also, as of December 31, 2003, our foreign subsidiaries had net operating losses carried forward of approximately $146.3 million that expire in varying amounts beginning in 2006.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		SixMonths
	2004	2003	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Net Loss	$12,502	$1,286	$37,817	$24,560	$11,216	872%	$13,257	54%

Basic and Diluted Net Loss Per Share	$(0.23)	$(0.03)	$(0.71)	$(0.48)	$0.20	667%	$0.23	48%

Net loss and basic and diluted net loss per share both increased principally due to lower revenues, higher interest expense related to our convertible debt and general and administrative expenses, offset in part by the efficiencies gained in streamlining and automation of our core genetics research operations.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements and the issuance of equity securities and long-term financing instruments ($703 million from the beginning of 1999 to-date).  Future funding under terms of our existing agreements is approximately $75 million excluding milestone payments and royalties that we may earn under such collaborations.  In April 2004, we completed an offering of 3.5% Senior Convertible Notes in which we received $144 million, net of expenses.

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

As of September 30, 2004, we had $215.2 million in cash and short-term investments. This includes restricted cash, cash equivalents, short-term investments and marketable securities, and reflects the net proceeds from our $150 million convertible notes issue completed April 14, 2004.  Based upon our current business development activities and existing drug development plans, we currently expect to have an overall net use of cash in 2004 in our operating, investing and financing activities very similar to that used in 2003 ($18.6 million).  We will continue to carefully manage our basic operating costs.  However, having completed our $150,000,000 Senior Convertible Notes offering we are better positioned to advance our proprietary programs and to make decisions as to which programs to partner and how.  We are able and ready to deploy the necessary resources to bring our proprietary programs into the clinic and we will be re-examining our strategic options in advancing such programs. Our most advanced proprietary drug discovery programs are in myocardial infarction and peripheral arterial occlusive disease (PAOD).  In our myocardial infarction program we in-licensed DG031 in the fourth quarter of 2003 and conducted and completed a Phase IIa clinical trial of DG031 in 2004, the results from which we are using to design an information-rich, multicenter Phase III trial to test DG031 for the prevention of heart attack.  In our PAOD program, we have been preparing for planned upcoming clinical studies of D151746, our developmental compound for the treatment of atherosclerosis of the legs.

Cash and Cash Equivalents.  At September 30, 2004, we had $109.8 million in cash and cash equivalents as compared to $68.7 million at December 31, 2003. Together with our restricted cash and resources put into short-term investments and marketable securities at September 30, 2004, this balance is approximately $140.6 million more than at the close of the fourth quarter of 2003. The increase reflects net proceeds from our convertible notes issue completed in April 2004 ($143.8 million), equity and technology access fee payments received related to the signing of a new drug development alliance with Merck ($20.0 million) and the liquidation of our two currency swaps ($9.7 million) offset with capital expenditures ($1.5 million), debt service ($7.3 million) and costs associated with the advancement of our drug development programs.

Our resources are invested in accordance with our investment policy’s primary objectives of liquidity, safety of principal and diversity of investments. Our cash and short-term investments are only deposited in or invested with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing. At September 30, 2004, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At September 30, 2004, our cash equivalents and our marketable securities are principally investments in auction-rate preferred securities, and our short-term investments consist of certificates of deposit with maturities up to seven months.

Operating Activities.  Net cash used in operating activities increased to $19.4 million for the nine-months ended September 30, 2004 as compared to $15.9 million for the same period in 2003. Together with the $6.4 million of the monies received by us in the Information Rich Clinical Trial alliance with Merck, in the nine-months ended September 30, 2004, working capital provided $5.6 million of funds as compared to a use $1.7 million in the nine-month period ended September 30, 2003. As more fully described above, the increase in use of cash in operating activities reflects research and development investments being made in advancing our drug development programs, offset by the successful streamlining and automation of the company’s core genetics research operations.

Investing Activities.  Our investing activities have consisted of capital expenditures and long-term strategic equity investments in, and acquisitions of, technologies and businesses that are complementary to our business. Purchases of property and equipment during the nine-month period ended September 30, 2004 were $1.4 million as compared to $0.6 million in the nine-month period ended September 30, 2003. We principally made replacement capital expenditures during 2003 and into 2004 and did invest in certain equipment for our statistical and other laboratories during the nine-months ended September 30, 2004. Although we expect to continue to make largely replacement capital expenditures, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of necessary capital expenditures and other investments.

Investments in marketable securities and short-term investments during the nine-month period ended September 30, 2004 consist of money market preferred securities and certificates of deposit with maturities of up to seven months.

Financing Activities.  Net cash of $161.4 million was provided in financing activities in the nine-month period ended September 30, 2004, as compared to $1.7 million for the nine-month period ended September 30, 2003. Financing activities for the nine-month period ended September 30, 2004 largely consisted of net proceeds from our convertible notes issue completed in April 2004 ($143.8 million), $13.6 million of the monies received by us in the Information Rich Clinical Trial alliance with Merck, proceeds in the liquidation of our two cross-currency swap ($9.7 million) and installment payments on our existing debt and capital lease obligations ($5.7 million).

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

Contractual Commitments. Our major outstanding contractual commitments relate to the privately placed bonds and bank loans and equipment lease financings. Our contractual commitments as of September 30, 2004 were as follows:

	Payments Due by period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
3.5% senior convertible notes	$150,000	$0	$0	$0	$150,000
Long-term debt	36,824	4,876	19,188	8,998	14,895
Capital lease obligations, including interest	3,635	2,697	1,355	50	0
Operating leases	1,170	765	437	0	0
	$203,437	$8,515	$20,979	$9,048	$164,895

General.  We believe that our existing resources will be adequate to satisfy our capital needs for several years. Our cash requirements depend on numerous factors, including, but not limited to, our ability to obtain new research and development collaboration agreements; to obtain and maintain contract service agreements in our chemistry services and clinical research trials groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and the purchase of additional capital equipment.  Changes in our research and development plans, the entry into clinical trials of a drug based on our discoveries, or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

•                  can market them successfully;

•                  obtain and maintain regulatory approvals for them.

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

We incurred a net loss of $37.8 million for the nine-month period ended September 30, 2004, and had an accumulated deficit of $368.0 million at September 30, 2004. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and other collaborations, and from contract services. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials) and to prepare our informatics products. We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term.  It may be several years before product revenues materialize, if they do at all.  As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

•                  delays in approvals or failure to obtain approval from the pertinent review boards or regulatory authorities for studies conducted at sites outside of Iceland;

•                  delays in approvals or the failure to obtain approval from the appropriate authorities for trials in Iceland;

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

Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest customer, Roche, accounted for approximately 43% of our consolidated revenue in 2003 and 28% and 31% of consolidated revenue in the three and nine-month periods ended September 30, 2004, respectively. Revenue under our alliance with Merck accounted for approximately 19% of consolidated revenue in 2003 and 28% and 21% of consolidated revenue in the three and nine-month periods ended September 30, 2004. Revenues under the joint development and commercialization agreement with ABG, which was terminated in the fourth quarter of 2002, accounted for 15% of consolidated revenue in the year ended December 31, 2002. The loss of any significant customer may significantly lower our revenues and affect our progression to profitability.

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

If we fail to protect confidential data adequately, we could incur a liability.

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

•                  we fail to obtain permission to conduct trials from the appropriate authorities in Iceland;

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

Our fee-for-service work bears certain risks of liability to our customers.

In our work for fee-for-service customers, we often synthesize compounds and provide recommendations for research direction for our customers. We may be liable to our customers for damages if we perform such services negligently or with willful misconduct. Failure to perform to customer expectation also may limit future business from our existing customers, or could result in the holdback of certain payments due to us.

Increased leverage as a result of our convertible debt may harm our financial condition and results of operations.

At September 30, 2004, we have $207,390,000 of outstanding debt as reflected in our balance sheet.  We may incur additional indebtedness in the future and the Notes do not restrict our future issuance of indebtedness.  Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while maximizing income we receive from our investments without significantly increasing risk. Some of the securities in our investment portfolio may be subject to market risk. This means that a change in prevailing interest rates may cause the market value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. In general, money market funds and bank deposits are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2004, all of our cash and cash equivalents were in money market preferred securities, money market, bank deposit and checking accounts.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the matters reported in our annual report on Form 10-K for the year ended December 31, 2003 except as follows:

Five complaints were filed in September and October 2004 in the United States District Court for the Southern District of New York against us and our chief executive officer and chief financial officer alleging violations of federal securities laws arising from certain of our public statements.  The complaints are brought by plaintiffs seeking to represent a purported class consisting of all persons who purchased our common stock during the period from October 29, 2003 through August 26, 2004 and contend that we made misleading statements, misrepresentations and omissions regarding our financial performance, compliance with generally accepted accounting principles and our internal controls. The complaints apparently purport to connect these allegations with the resignation of PricewaterhouseCoopers as the Company’s auditor, as noted in our Form 8-K filed on August 26, 2004.  The complaints all arise out of the same alleged statements, and a motion to consolidate them before one Judge is pending.  The plaintiffs seek unspecified monetary damages and other relief.  We believe that these actions are without merit and intend to defend against them vigorously.

On September 14, 2004, a complaint was filed in the United States District Court for the Southern District of New York in a derivative action against deCODE, its directors and specified officers.   Based upon the same misstatements and omissions alleged in the above-described securities complaints, the complaint alleges violations of state law by the defendants including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The plaintiff seeks unspecified monetary damages. Neither deCODE nor any of the individual defendants has been served with a complaint or other legal process in this action.   We believe that this action is without merit and intend to defend against it vigorously.

ITEM 5.  OTHER EVENTS

Stockholder Proposals for the 2005 Annual Meeting of Stockholders

Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Act”), requires that a stockholder intending to submit a proposal to be considered at a company’s annual meeting notify the company of such proposal not less than 120 calendar days before the date of the proxy statement that the company released to stockholders the previous year, or, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year’s meeting, a reasonable time before the company begins to print and mail the proxy statement for the current year’s annual meeting. deCODE has not yet selected the date for its 2005 Annual Meeting of Stockholders but anticipates that it will be held on or about April 21, 2004, which is more than 30 days earlier than the date of its 2004 Annual Meeting of Stockholders. deCODE believes that the proxy statement for its 2005 Annual Meeting of Stockholders will be mailed on or about March 15, 2004 and that a reasonable time before such mailing for the purpose of any stockholder proposal requires that the stockholder notify deCODE of such proposal on or before December 31, 2004.

Similarly, pursuant to Rule 14a-4(c)(1) of the Act and deCODE’s bylaws, notice of a matter to be brought before an annual meeting will be untimely if deCODE does not have notice of such matter at least 120 days before the date on which it first mailed its proxy materials for the prior year’s annual meeting of stockholders, or, if the date of the annual meeting has been changed by more than 30 days from the date of the previous year’s meeting, a reasonable time before deCODE begins to print and mail the proxy statement for the current year’s annual meeting. deCODE believes that a reasonable time before such mailing for the purpose of notice of any matter to be brought before an annual meeting requires that it receive notice of such matter on or before December 31, 2004. If deCODE does not receive notice of a matter by that date, such notice will be considered untimely. deCODE’s proxy for the 2005 Annual Meeting of Stockholders will grant discretionary authority to the persons named therein to exercise their voting discretion with respect to any matter of which deCODE does not receive timely notice.

ITEM 6. EXHIBITS

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

4.1

Indenture dated as of April 14, 2004 between deCODE genetics,  Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011)(Incorporated be reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3(Registration No. 333-116543) which was filed on June 16, 2004).

4.2

Registration Rights Agreement dated as of April 14, 2004  between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers (Incorporated be reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004).

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

Dated:  November 9, 2004

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

4.1

Indenture dated as of April 14, 2004 between deCODE genetics,  Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011))(Incorporated be reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3(Registration No. 333-116543) which was filed on June 16, 2004).

4.2

Registration Rights Agreement dated as of April 14, 2004  between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers(Incorporated be reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.