Form 10-Q
period 2005-03-31
DECODE GENETICS INC
filed 2005-05-10
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The aggregate number of shares of the registrant’s common stock outstanding on April 29, 2005 was 54,546,337 shares of common stock $.001 par value.

deCODE genetics, Inc.

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three-months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal proceedings

Item 6.	Exhibits

(a) Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2005	2004
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55,394	$70,238
Investments	142,236	122,082
Receivables	6,426	6,450
Other current assets	4,303	4,307

Total current assets	208,359	203,077
Restricted cash	0	6,000
Property and equipment, net	29,739	60,447
Goodwill	8,863	8,863
Other long-term assets and deferred charges	7,974	9,865

Total assets	$254,935	$288,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,647	$5,829
Accrued expenses and other current liabilities	11,409	9,528
Short-term borrowings	228	5,069
Current portion of capital lease obligations	1,766	1,745
Current portion of long-term debt	2,565	7,081
Deferred revenue	10,900	8,654

Total current liabilities	30,515	37,906
Capital lease obligations, net of current portion	739	1,194
Long-term debt, net of current portion	156,036	189,535
Deferred gain on sale-leaseback	25,489	0
Deferred revenue	6,604	7,221

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares Issued and outstanding: none	0	0
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 54,561,468 and 54,541,968 shares, respectively, at March 31, 2005; and 54,539,069 and 54,522,069 shares, respectively, at December 31, 2004	55	55
Additional paid-in capital	443,171	442,999
Notes receivable	(3,108)	(3,111)
Accumulated deficit	(404,401)	(387,465)
Accumulated other comprehensive income (loss)	(41)	38
Treasury stock, 19,500 and 17,000 shares stated at cost at March 31, 2005 and December 31, 2004, respectively	(124)	(120)

Total stockholders’ equity	35,552	52,396

Total liabilities and stockholders’ equity	$254,935	$288,252

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE-MONTHS ENDED MARCH 31,
	2005	2004
	(In thousands, except
	per share amounts)

REVENUE	$9,523	$10,282

OPERATING EXPENSES

Cost of revenue, including collaborative programs	9,140	11,174
Research and development – proprietary programs	8,275	4,259
Selling, general and administrative	4,158	4,263

Total operating expenses	21,573	19,696

Operating loss	(12,050)	(9,414)
Interest income	1,120	235
Interest expense	(2,389)	(1,199)
Other non-operating income and (expense), net	(3,617)	(1,658)

Net Loss	$(16,936)	$(12,036)

Basic and diluted net loss per share	$(0.32)	$(0.23)

Shares used in computing basic and diluted net loss per share	53,649	52,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE-MONTHS ENDED MARCH 31,
	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,936)	$(12,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,229	2,921
Amortization of deferred stock compensation	48	261
Loss on disposal of equipment	0	23
Charges for write-down of obsolete and excess materials and supplies	0	8
Loss(gain)on derivative financial instruments	0	1,465
Charges for debt extinguishment	1,741	0
Foreign currency exchange loss on Icelandic krona denominated debt	263	(42)
Amortization of deferred financing costs	283	201
Other	(16)	(179)
Changes in operating assets and liabilities:
Receivables and other assets	18	1,204
Accounts payable, accrued expenses and other current liabilities	(197)	2,220
Deferred research revenue	1,629	4,858
Other	0	(174)

Net cash provided by (used in) operating activities	(10,938)	730

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(538)	(693)
Purchases of investments	(85,053)	0
Redemptions of investments	64,810	0
Proceeds from sale of property and equipment	54,767	39

Net cash provided by (used in) investing activities	33,986	(654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	19	14,006
Repayment of notes receivable for common stock	0	841
Repayments from short-term borrowings	(341)	0
Payments on line of credit	(4,500)	0
Changes in restricted cash	6,000	0
Debt refinancing cost	0	(478)
Proceeds from swap close-out	0	9,720
Proceeds from debt refinancing	6,211	0
Repayments of debt and capital lease obligations	(45,281)	(1,878)

Net cash provided by (used in) financing activities	(37,892)	22,211

Net increase (decrease) in cash and cash equivalents	(14,844)	22,287
Cash and cash equivalents at beginning of period	70,238	68,669

Cash and cash equivalents at end of period	$55,394	$90,956

Supplemental schedule of non-cash transactions:
Deferred gain on sale of property	25,489	0

The accompanying notes are an integral part of the condensed consolidated financial statements.

deCODE genetics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(tabular amounts in thousands, except share and per share amounts)

1.     The Company

References in these financial statements to deCODE refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.’s wholly-owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries, as well as deCODE genetics, Inc.’s wholly-owned subsidiary, MediChem Life Sciences, Inc., a Delaware corporation, and its subsidiaries.

2.     Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2005, the results of operations for the three-month periods ended March 31, 2005 and 2004 and cash flows for the three-month periods ended March 31, 2005 and 2004.  The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which includes consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002.  Certain reclassifications have been made to prior year financial statements to conform to the 2005 presentation.

Beginning in 2004, deCODE began presenting cost of revenue in its statements of operations. To be consistent with the March 31, 2005 operating expense classifications, deCODE has reclassified previously reported research and development expenses for the three-months ended March 31, 2004. These reclassifications between research and development expenses and cost of revenue had no effect on reported amounts of total operating expenses or operating loss.

3.     Revenue

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended March 31,
	2005	2004
	(In thousands)

Research funding and other service fees	$6,754	$7,897
Milestone payments	348	165
Up-front, exclusivity, technology access, and technology development fees	1,038	1,000
Other	1,383	1,220
	$9,523	$10,282

For the three months ended March 2005 and 2004, revenue from collaborations with Merck constituted 21% and 18% of consolidated revenue and revenue from collaborations with Roche constituted 29% and 33% of consolidated revenue, respectively.

4.     Research and Development—Proprietary Programs

deCODE’s research and development expenses consist of the costs of its own proprietary programs and consist of the following:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Salaries and other personnel costs	$3,945	$1,952
Materials and supplies	947	519
Contractor services and other third party costs	1,703	563
Overhead expenses	805	389
Depreciation and amortization	875	759
Stock-based compensation and remuneration	0	77
Total	$8,275	$4,259

5.     Stock-Based Compensation and Remuneration

deCODE follows SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options granted to employees or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and disclose the pro forma effects on net loss and net loss per share had the estimated fair value of the options granted to employees been expensed. SFAS No. 123 requires companies to expense the estimated fair value of stock options granted to non-employees. deCODE has elected to follow the intrinsic value method in accounting for its employee stock options and follows the fair value method in accounting for its non-employee stock options.

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

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Cost of revenue, including collaborative programs	$0	$171
Research and development – proprietary programs	0	77
General and administrative expense	48	13
Total	$48	$261

On a proforma basis, had compensation cost for all employee stock options been determined using the fair value method, deCODE’s net loss and basic and diluted net loss per share would have been reported as follows:

	For the Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)

Net loss attributable to common stockholders — as reported	$(16,936)	$(12,036)
Add: Stock-based compensation and remuneration expense included in reported net loss	48	261
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,131)	(1,441)

Net loss — proforma	$(18,019)	$(13,216)

Basic and diluted net loss per share – as reported	$(0.32)	$(0.23)
Basic and diluted net loss per share — proforma	(0.34)	(0.25)

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using the intrinsic method currently used by deCODE. SFAS No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in deCODE’s financial statements.  In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that defers the required effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005 (January 1, 2006 for deCODE).  deCODE has not yet determined the impact of adoption on its consolidated financial position or results of operations.

6.     Net Loss Per Common Share

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

	March 31,	March 31,
	2005	2004
	(Shares)	(Shares)
Warrants to purchase shares of common stock	2,779,873	3,124,724
Options to purchase shares of common stock	4,583,632	4,181,341
Restricted shares with an associated outstanding non-recourse promissory note	1,182,623	1,267,756
Convertible shares issuable upon conversion of 3.5% senior convertible notes	10,714,286	0
	19,260,414	8,573,821

7.     Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income include foreign currency translation adjustments, derivative financial instruments designated and effective as hedges of underlying foreign currency denominated transactions, and unrealized gains and losses associated with investments.  The following table presents the calculation of comprehensive income (loss):

	For the Three Months Ended March 31,
	2005	2004
	(in thousands)

Net loss	$(16,936)	$(12,036)
Other comprehensive income (loss):
Foreign currency translation	0	1
Derivative financial instruments	0	(42)
Unrealized gain (loss) associated with investments	(79)	0

Total comprehensive loss	$(17,015)	$(13,039)

8.     Investments

deCODE’s investments consist of auction rate securities, US government securities and an equity mutual fund investment, all of which are classified as available-for-sale. Investments are available for current operations and are classified as current assets. Investments are carried at fair value with the unrealized holding gain or loss included in accumulated other comprehensive income. Fair value is generally determined with reference to quotations in active markets. Premium and discounts associated with investments in bonds are amortized using the effective interest rate method.  There were no investments as of March 31, 2004.  These investments as of March 31, 2005 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Auction rate securities	$97,290	$97,290
US government debt securities	15,000	14,892
Equity mutual fund investment	30,000	30,054
	$142,290	$142,236

Gross unrealized holding gains and gross unrealized holding losses at March 31, 2005 were $54,000 and $108,000, respectively, and are included in accumulated other comprehensive income.

Proceeds from the sale of investments available-for-sale for the three-month period ended March 31, 2005 were $64,810,000. There were no realized gains or realized losses from the sale of investments available-for-sale in the three-month period ended March 31, 2005.

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

9.     Short-Term Borrowings

During the three months ended March 31, 2005 and in connection with the sale-leaseback financing discussed in Note 10, deCODE repaid short-term borrowings of $4,500,000 leaving the balance of a short-term loan for $1,100,000 which was entered into in August 2004 at an interest rate of 3.79% due in ten monthly principal installments   The remaining balance on the loan as of March 31, 2005 was $228,000.

10.  Debt, Property and Commitments

Sale-leaseback Financing

In March 2005, deCODE entered into a financing for the sale and leaseback of its headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54,767,000 after taking into account a standard forward foreign exchange contact entered into in connection with the sale of the property). As a result of the sale, the remaining undepreciated net book value of the property ($29,278,000) has been removed from the balance sheet as of March 31, 2005, and the resulting gain ($25,489,000) has been deferred and will be recognized to earnings over the 15 year term of the leaseback.

Proceeds from the sale of Sturlugata 8 were used to prepay approximately $38,639,000 of short and long-term debt that was secured by mortgages on the property and, in this connection, deCODE recorded a loss on early extinguishment of debt during the three-month period ended March 31, 2005 amounting to $3,100,000 which consisted of (i) prepayment fees ($1,400,000), (ii) write-off of remaining unamortized finance costs related to the prepaid long-term debt ($1,394,000), and (iii) remaining unamortized discount on the prepaid long-term debt ($348,000).  The loss has been recorded in other non-operating expense in the accompanying Condensed Consolidated Statement of Operations.

deCODE has leased the Sturlugata 8 property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas (approximately $353,000 as of March 31, 2005) per month, subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

Mortgage Refinancing

In connection with a refinancing of the mortgage on its Woodridge, IL facility in March 2005, deCODE repaid its $4,000,000 existing mortgage, eliminated restricted cash collateral totaling $6,000,000 and entered into a $6,200,000 mortgage with the same financial institution.  The new mortgage carries an interest rate of three-month LIBOR + 2.25% (4.43% at March 31, 2005), payable in monthly installments of $26,000 for five years and a final payment of $5,500,000 due in June 2007.

Commitments

As of March 31, 2005, our contractual commitments are as follows:

		Payments Due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
3.5% senior convertible notes, including interest	$184,125	$5,250	$10,500	$10,500	$157,875
Long-term debt	8,693	2,664	6,029	0	0
Capital lease obligations, including interest	2,558	1,841	691	26	0
Operating leases	64,770	4,964	9,008	8,466	42,332
	$260,146	$14,719	$26,228	$18,992	$200,207

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $6,000,000 and the year incurred cannot be determined at the current time.

11.  Derivative Financial Instruments

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

In March 2004, deCODE entered into five forward foreign exchange contracts with an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries. On the maturity date of each contract, deCODE sold $1,600,000 and deCODE received Icelandic krona at the contracted forward rate. These forward foreign exchange contracts were designated as economic hedges of the foreign currency salary cash flows and qualified for hedge accounting. The final contract matured in August 2004 and no new contracts were entered into during the remainder of 2004. As of March 31, 2004, an unrealized loss of $42,000 was included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheet.  During the three-month period ended March 31, 2004, a loss of $17,000 was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

In March 2005, deCODE purchased three forward foreign exchange option contracts from an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries and other operating expenses. The forward foreign exchange option contracts, to sell $10,000,000, and $3,394,000 and $3,394,000, respectively, mature on June 10, June 30 and July 29, 2005, and provide deCODE the right but not the obligation to sell stated amount of U.S.dollars and receive Icelandic krona at the contracted forward rates . These forward foreign exchange option contracts were designated as economic hedges of the foreign currency salary and other operating cost cash flows but did not qualify for hedge accounting. The estimated fair value of these derivative financial instruments ($57,000) is included in other current assets in the Condensed Consolidated Balance Sheet at March 31, 2005. The resulting change in the unrealized loss for the three-months ended March 31, 2005 of $157,000 is included in other non-operating income and expense, net in the Condensed Consolidated Statement of Operations.

The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

12.  Litigation

On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws in connection with deCODE’s initial public offering was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock.  The complaint names deCODE, two individuals who were executive officers of deCODE at the time of its initial public offering (the “Individual Defendants”), and the two lead underwriters (the “Underwriter Defendants”) for deCODE’s initial public offering in July 2000 (the “IPO”) as defendants.

deCODE is aware that similar allegations have been made in hundreds of other lawsuits not involving deCODE filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years.  All of the lawsuits that have been filed in the Southern

District of New York have been consolidated for pretrial purposes before United States District Judge Shira Scheindlin.  Pursuant to the underwriting agreement executed in connection with our IPO, deCODE has demanded indemnification from the Underwriter Defendants.  The Underwriter Defendants have asserted that deCODE’s request for indemnification is premature.

Pursuant to an agreement, the Individual Defendants have been dismissed from the case without prejudice.

On July 31, 2003, deCODE’s Board of Directors (other than deCODE’s Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement and the completion of acceptable final settlement documentation.  Any direct financial impact of the proposed settlement is expected to be borne by deCODE’s insurers.

In conjunction with the plaintiffs, the settling issuer defendants filed a motion seeking the court’s preliminary approval of the settlement.  On February 15, 2005, the court granted the motion, subject to certain modifications.  If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement and a “fairness” hearing will be held.  If the court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement will be approved and implemented in its current form, if at all.  If the settlement of the IPO litigation is not consummated, deCODE expects to contest the allegations in the action vigorously.  Due to the inherent uncertainties of the litigation and because the settlement approval process is at a preliminary stage, deCODE cannot predict the ultimate outcome of this matter.

In an unrelated matter, subsequent to deCODE’s Form 8-K filing on August 26, 2004 relating to deCODE’s change in auditors, five complaints were filed in September and October 2004 in the United States District Court for the Southern District of New York against deCODE and deCODE’s Chief Executive Officer and Chief Financial Officer alleging violations of federal securities laws arising from certain of deCODE’s public statements.  The complaints were brought by plaintiffs seeking to represent a purported class consisting of all persons who purchased deCODE’s common stock during the period from October 29, 2003 through August 26, 2004 and contend that deCODE made misleading statements, misrepresentations and omissions regarding deCODE’s financial performance, compliance with generally accepted accounting principles and deCODE’s internal controls.  The complaints all arise out of the same alleged statements, and have been consolidated before a single Judge.  The plaintiffs seek unspecified monetary damages and other relief.  The plaintiffs have agreed to withdraw their consolidated amended complaint; this withdrawal was not conditioned upon any payment or fees to the plaintiffs.  On May 4, 2005, the plaintiffs filed a Notice of Agreed Motion and Proposed Order of Voluntary Dismissal (the “Notice”) in order to terminate the action.  The Notice is subject to approval by the Court, and there can be no assurance that it will be approved.  deCODE believes that this action is without merit, and, should the Court not approve the voluntary dismissal of the litigation, intends to defend against it vigorously.

On September 14, 2004, a complaint was filed in the United States District Court for the Southern District of New York in a derivative action against deCODE, its directors and specified officers.  Based upon the same misstatements and omissions alleged in the above-described securities complaints, the complaint alleged violations of state law by the defendants including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, and sought unspecified monetary damages and other relief.  On April 27, 2005, the plaintiff in the derivative action filed a Notice of Voluntary Dismissal withdrawing its complaint.  The voluntary dismissal of this action was not conditioned upon any payment or fees to the plaintiff.

Due to the inherent uncertainties of litigation and the fact that voluntary dismissal of the securities litigation and the settlement of the litigation relating to deCODE’s IPO remain subject to court approval, the ultimate outcome of these matters cannot be predicted.  If deCODE were required to pay significant monetary damages in the event that the IPO settlement is unconsummated or as a result of an adverse determination in the other actions described above (or any other lawsuits alleging similar claims filed against deCODE and deCODE’s directors and officers in the future), deCODE’s business could be significantly harmed.  Even if such litigations conclude in deCODE’s favor, deCODE may be required to expend significant funds to defend against the allegations.  deCODE is unable to estimate the range of possible loss from the above litigations and no amounts have been provided for such matters in deCODE’s financial statements.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors that follow.

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

We believe that deCODE’s advantage derives from our population approach to human genetics and the ability to apply this approach across the drug development process. In Iceland, we have comprehensive population resources that enable our scientists to efficiently conduct genome- and population-wide scans to identify key genes and gene variations contributing to common diseases. The proteins encoded by these genes, and other proteins with which they interact in the disease pathway, we believe we offer drug targets that are directly involved in the onset and progression of disease. Small-molecule drugs that target these proteins therefore represent a direct means of modulating the onset or progression of the disease.

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

We believe that ongoing work in genetics and advancing our drug development programs, particularly the conduct of clinical trials on a growing number of our compounds, will require significant and increasing expenditures. In 2005 we anticipate that we will be conducting clinical trials for DG031, DG041, and in asthma. We also expect to be advancing our preclinical work on our follow-on compound in heart attack and in our PDE4 inhibitor program for vascular disease/stroke, and expect to bring these programs into clinical development following the submission of IND applications. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

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

•      Our most advanced developmental compound is DG031 for the prevention of heart attack. In 2004 we conducted a Phase IIa clinical trial for DG031 in Iceland. We have submitted an IND for DG031 with the U.S. Food and Drug Administration (FDA) and expect to make similar filings in selected European countries. We have submitted the safety summary and results of the Phase IIa trial to the FDA and have conducted an end of Phase II meeting with the FDA. As a result of this meeting, there is sufficient safety experience with DG-031 to plan a Phase III outcome trial in the U.S., Iceland and Europe for DG031 to be initiated in the fall of 2005. The start of the DG-031 Phase III trial may be delayed if there are delays in the time lines for manufacturing, packaging, labeling and shipping of clinical supplies, delays in negotiations with CRO for clinical trial performance, or delays in approval of the study protocol by local Institutional Review Boards (IRB).

•      DG041 is our lead compound for the treatment of atherosclerosis of the legs, or peripheral arterial occlusive disease (PAOD). DG041 is an inhibitor of a G-protein coupled receptor (GPCR), the EP3 receptor for prostaglandin E2, which our genetics work has shown to be associated with a significantly increased risk of developing the disease. Our IND application for DG041 was accepted by the FDA in February 2005 and on this basis we began the first Phase 1 trial for this compound in the U.S. in March of 2005.  Additional Phase I studies are being initiated that will continue to characterize the dose response during multiple dose administration and for specialized populations.  The multiple clinical studies that comprise the Phase I program are scheduled for completion in the third quarter of 2005.

•      In asthma, we anticipate commencement of a Phase II trial with a third party compound during the second quarter of 2005. This compound acts against a target our genetics work has shown to be involved in the development of asthma.

•      We are developing a follow-on compound for DG031 that is designed to inhibit the LTA4 hydrolase, a protein encoded by a second gene within the same pathway targeted by DG031 that we have also linked to significantly increased risk of heart attack.

•      We have begun a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs , we have cumulatively invested $7.2, $7.2, $3.5 and $4.5 million in our MI, PAOD, stroke and asthma programs, respectively, from the beginning of 2003 to date. Inception to-date costs are not available as these costs were not historically tracked by program.

We have not applied for or received marketing approval from the applicable regulatory authorities in any country for any of our drug candidates. In order for us to achieve marketing approval in the U.S., the FDA must conclude that our clinical data establish the safety and efficacy of our drug candidate. Other countries have similar requirements. Historically, the results from pre-clinical testing and early clinical trials (through Phase II) have often not been predictive of results obtained in later clinical trials. Many new compounds have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary marketing approvals. Additional risks and uncertainties involved in the development and commercialization of any products are described below under the caption “Risk Factors, Forward-Looking Statements, and Cautionary Factors That May Affect Future Results”. We expect that it will be several years, if ever, before we receive revenues from the commercial sale of our therapeutic products.

Furthermore, our strategy includes the option of entering into collaborative arrangements with third parties to participate in the development and commercialization of our products, such as our collaboration agreements with Roche and Merck. Entering into a collaboration with a partner at any point in the development or commercialization of a product is a business decision of ours. When making this decision we do and will consider, among other matters, the complexity of the indication, the size, complexity and expense of necessary development and/or commercialization efforts, competition in the market and size of the applicable market, an assessment of our own resources—financial and operational, and an assessment of the resources of a potential partner. In the event that we do collaborate on any of the above programs in the future, a partner will have a level of control, which may be significant, over the pre-clinical development or clinical trial process for a product. As a result the completion date of such a partnered program could largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which proprietary drug candidate will be subject to future collaborative arrangements or how such arrangements would affect our development plan or capital requirements.

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

Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004

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

Financial highlights as of and for the three-month period ended March 31, 2005 include:

•      At March 31, 2005, we had $197.6 million in cash, cash equivalents and investments compared to $198.3 million at December 31, 2004. The net utilization of just $0.7 million in the first quarter reflects costs associated with the advancement of our drug development programs during the three months as reflected in the $10.9 million cash used in operations, together with the net proceeds from the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland ($14.2 million) and also the refinancing of the mortgage on our Woodridge, IL facility during the three-month period ended March 31, 2005.

•      Research and development expense for proprietary programs was $8.3 million for the three-month period ended March 31, 2005 as compared to $4.3 million for the three-month period ended March 31, 2004. The increase in our research and development expenses for proprietary programs is the result principally of costs associated with the advancement of our lead drug development programs into clinical trials.

•      In March 2005, we entered into a financing for the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54.8 million after taking into account a standard forward foreign exchange contact we entered into in connection with the sale of the property). As a result of the sale, we have removed the remaining undepreciated net book value of the property ($29.3 million) from our balance sheet as of March 31, 2005, deferred the resulting gain ($25.5 million) in our balance sheet as of March 31, 2005 and will recognize the gain to earnings over the 15 year term of the leaseback. Proceeds from the sale of Sturlugata 8 went to prepay approximately $38.6 million of short and long-term debt that was secured by mortgages on the property and, in this connection, we have recorded a loss on early extinguishment debt during the three-month period ended March 31, 2005 amounting to $3.1 million. We have leased the property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas (approximately $0.4 million as of March 31, 2005) per month, subject to changes based on the Icelandic consumer price index. We are accounting for the leaseback as an operating lease.

•      Our revenue for the three-month period ended March 31, 2005 was $9.5 million as compared to $10.3 million for the three-month period ended March 31, 2004. The decrease in revenue generally reflects our increasing focus on drug discovery and development and, for the quarter ended March 31, 2005 as compared to the same quarter last year, is specifically accountable to the completion of research funding under the 2002 agreement with Roche offset somewhat by revenues in our alliance to co-develop inhibitors of PDE4.

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

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended March 31,
	2005	2004
	(In thousands)

Research funding and other service fees	$6,754	$7,897
Milestone payments	348	165
Up-front, exclusivity, technology access, and technology development fees	1,038	1,000
Other	1,383	1,220
	$9,523	$10,282

Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

Therapeutics. In 1998 we entered into a research collaboration and cross-license agreement with Roche, under which we identified key genetic factors involved in ten common diseases: osteoarthritis, Alzheimer’s disease, schizophrenia, PAOD, stroke, osteoporosis, obesity, anxiety, non-insulin-dependent diabetes and rheumatoid arthritis. In January 2002, we entered into a new three-year agreement with Roche focused on turning the achievements of our 1998 gene discovery collaboration into novel therapeutics. The 2002 agreement provided that we would collaborate with respect to four diseases that had been the subject of the 1998 agreement. During 2004 and through January 2005 we collaborated with Roche on two of those diseases. Under the 2002 agreement, which expired on February 1, 2005, we received $20 million in research funding and we are entitled to receive royalties on the sales of any drugs that are developed coming out of work conducted under this agreement.

In November 2004, we signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and we will focus on optimizing lead compounds identified in our previous work and begin clinical development. We will share drug discovery and clinical trials costs with Roche under this new agreement, and we may receive milestone payments and royalties based on drug sales.

Diagnostics.  In June 2001, we signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. More recently we have added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available.  Under the agreement we have received $36.4 million in research funding, up-front fees and milestone payments. We may receive $7.8 million in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $2.7 million and $3.4 million in the three-month periods ended March 31, 2005 and 2004, respectively, representing 29% and 33% of consolidated revenue for the three-month periods ended March 31, 2005 and 2004, respectively. Costs incurred with these collaborative programs with Roche amounted to $3.7 million and $5.3 million in the three-month periods ended March 31, 2005 and 2004, respectively.

Merck & Co, Inc. (Merck).

Obesity.  In September 2002, we entered into an alliance with Merck aimed at developing new treatments for obesity. Under the alliance, we are combining research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. Under the terms of the three-year agreement, which can be extended on a year-to-year basis upon the consent of the parties, we have received research funding, technology access fees and milestone payments in the aggregate amount of $23.2 million and may receive research funding and technology access fees in the future of $1.4 million. In addition, we may receive further research funding, access fees, and research milestone payments and may receive milestone payments as compounds developed under the alliance advance in the development process and royalties on successfully marketed drugs. Merck may terminate the agreement at any time upon 30 days’ notice in the event that the research program fails to achieve certain specified goals.  We have discovered three genes linked to obesity under this alliance, and Merck had generated lead series of compounds against one of the targets we validated through our genetics research.

Revenues from this alliance with Merck amounted to $1.8 million and $1.9 million in the three-month periods ended March 31, 2005 and 2004, respectively, representing 19% and 18% of consolidated revenue for the three-month periods ended March 31, 2005 and 2004, respectively. Costs incurred with this alliance with Merck amounted to $1.1 million and $1.2 million in the three-month periods ended March 31, 2005 and 2004, respectively.

Information Rich Clinical Trials.  In February 2004, we entered into an agreement with Merck which provides that deCODE will conduct information-rich clinical trials on a range of Merck’s developmental compounds that Merck selects for inclusion in the program. The term of the alliance is seven years, subject to termination by Merck after five years. The collaboration involved three agreements: (a) a License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement. Under the terms of the License and Research Collaboration Agreement, we will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10 million. A contingency clause on the technology access fee provides that if we reject the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2.5 million of the technology access fee. The remaining amount of the technology access fee is non-refundable. To date, Merck has not selected any compounds for development under the agreement. Under the terms of the Stock and Warrant Purchase Agreement, Merck purchased 689,703 shares of deCODE’s common stock at a price of $14.50 per share or $10 million, which represents a premium of $2.7 million to the fair market value of the stock on the effective date of the agreement ($10.60 per share). Accordingly, of the $10 million cash received, deCODE ascribed $7.3 million to the common stock and $2.7 million to deferred revenue. Under the terms of the Warrant Agreement, deCODE has issued Merck a warrant to purchase up to 1,724,257 of additional shares of our common stock at an exercise price of $29.00 per share over the five year term of the warrant. The warrant is exercisable at Merck’s option as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement with the final portion of warrants expiring in March 2009. Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. The warrant was valued at $6.3 million using a Black Scholes model with the following assumptions: lives of one to five years, risk free interest rates of 1.24% to 3.07%, volatility of 90% and no dividend yield. The one-time technology access fee of $10 million and the $2.7 million premium received on the sale of common stock less the estimated fair value of the warrant of $6.3 million, together netting to $6.4 million, has been recorded as deferred revenue. This amount less the refundable amount of $2.5 million ($3.9 million) is being recognized as revenue according to level of efforts over the seven-year development term. The $2.5 million refundable amount will be recognized as revenue according to level of efforts retrospectively over the seven-year development term commencing upon satisfaction of the contingency.

Revenues from this alliance with Merck amounted to $0.2 million and $0 in the three-month periods ended March 31, 2005 and 2004, respectively, representing 2% and 0% of consolidated revenue for the three-month periods ended March 31, 2005 and 2004, respectively. Costs incurred with this alliance with Merck amounted to $0.1 million and $0 in the three-month periods ended March 31, 2005 and 2004, respectively.

National Institute of Allergy and Infectious Diseases (NIAID).

On September 30, 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, a division of the U.S. National Institutes of Health. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. Revenue under this contract will be recognized as deCODE incurs costs related to the contract and we expect that we will expend funds generally ratably over the five-year term of the contract.  Revenues and costs attendant to this contract with the NIAID amounted to $0.5 million and $0.5 million in the three-month period ended March 31, 2005.

Revenue for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Revenue	$9,523	$10,282	$(759)	(7)%

The decrease in revenue in the three-month period ended March 31, 2005 from the same period in 2004 generally reflects our increasing focus on drug discovery and development and, for the quarter ended March 31, 2005 as compared to the same quarter last year, is specifically attributable to the completion of research funding under the 2002 agreement with Roche offset somewhat by revenues in our alliance to co-develop inhibitors of PDE4. At March 31, 2005, we had $17.5 million in deferred revenue, compared to $15.9 million at the close of 2004. We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between quarters.

Cost of Revenue, including Collaborative Programs.  Cost of revenue, including costs incurred in connection with collaborative programs for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Cost of revenue, including collaborative programs	$9,140	$11,174	$(2,034)	(18)%

Our cost of revenue consists of the costs of services provided to customers and collaborators, including the entirety of costs incurred in connection with programs that have been partnered and on which we receive research funding. At times, we may invest in addition to costs covered by research funding received in such collaborative programs. The decrease in our cost of revenue, including costs incurred in connection with collaborative programs in general reflects the continued streamlining of our core genetics research and other operations as well as a relative lessening of investment in programs on which we receive research funding.

Our cost of revenue, including costs incurred in connection with collaborative programs for the three-months ended March 31, 2005 as compared to the same period in 2004 includes (i) an overall decrease in salary and employee related expenses ($0.3 million), and (ii) less in chemicals and consumables ($0.4 million), together driving (iii) lower allocation of overheads, depreciation and amortization ($1.0 million). The relative strengthening of the Icelandic krona versus the U.S. dollar over the periods presented has affected the U.S. dollar reported amounts of our expenses denominated in Icelandic krona (e.g., an increase of approximately $0.2 million on a portion of our salary and employee related expenses. Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue.

Research and Development—Proprietary Programs.  Research and development for proprietary programs for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Research and development – proprietary programs	$8,275	$4,259	$4,016	94%

The increase in our research and development expenses in proprietary programs results from our emphasis on and increasing expenditures in product development clinical work and pre-clinical preparations on our lead development programs. Importantly, based on the results of our Phase IIa clinical trial of DG031, we are designing an information-rich, multi-center, pivotal Phase III outcome trial in the U.S., Iceland and Europe to test DG031 for the prevention of heart attack, which we expect to begin in the fall of 2005. Also, our IND application for DG041 was accepted by the FDA in February 2005 and on this basis we began the first Phase 1 trial for this compound in the U.S. in March of 2005. Further, we anticipate commencement of a Phase II trial in Iceland for asthma with a third party compound during the second quarter of 2005.

Our research and development expenses for the three-month periods ended March 31, 2005 and 2004 consist of the following:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Salaries and other personnel costs	$3,945	$1,952
Materials and supplies	947	519
Contractor services and other third party costs	1,703	563
Overhead expenses	805	389
Depreciation and amortization	875	759
Stock-based compensation and remuneration	0	77
Total	$8,275	$4,259

Experienced increases in the research and developments costs of our proprietary programs (e.g., salaries and attendant costs, usage of chemicals and consumables, contractor services) will likely continue, particularly as we advance our clinical development and proprietary drug development programs. Further, the relative strengthening of the Icelandic krona versus the U.S. dollar over the periods presented has affected the U.S. dollar reported amounts of our expenses denominated in Icelandic krona (e.g., an increase of approximately $0.2 million on a portion of our salary and employee related expenses). Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue.

Selling, General and Administrative Expense.  Selling, general and administrative expense for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Selling general and administrative expense	$4,158	$4,263	$(105)	(2)%

Our selling, general and administrative expenses for the three-month period ended March 31, 2005 were largely the same as the comparable period a year-ago with generally slight declines in all expense categories. The increase in salaries and employee related costs for the three-month period ended March 31, 2005 as compared to the same period in 2004 ($0.1 million) is generally attributable to the continued relative strengthening of the Icelandic krona versus the U.S. dollar. Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue. Further, we have granted salary increases to our personnel and are actively seeking to add clinical development and regulatory executives to our staff, as well as making efforts to recruit new members to our Board of Directors – all of which will likely contribute to future increases in our selling, general and administrative expenses.

Stock Based Compensation and Remuneration Expense.  Stock based compensation and remuneration expense for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Stock based compensation and remuneration expense	$48	$261	$(213)	(82)%

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

FASB No. 123(R) replaces FASB Statement No. 123 and supersedes APB Opinion No. 25 and eliminates the ability to account for employee share-based compensation transactions using the intrinsic method. FASB No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in additional expense being recognized in our financial statements. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that defers the required effective date of SFAS No. 123(R) to our fiscal year beginning January 1, 2006. Although we have not yet determined the impact of its adoption on our consolidated financial position or results of operations, the charges involved could be significant.

Interest Income.  Interest income for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Interest income	$1,120	$235	$885	377%

Our interest income has increased as a result of the completion of the offering of 3.5% Senior Convertible Notes in April 2004, realizing net proceeds of $143.8 million and rising interest rates. We expect to use the proceeds of this offering principally for advancing our drug and clinical development programs. In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal while maximizing income we receive from our investments without significantly increasing risk. We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities, commercial paper, money market funds, mutual fund investments and government and non-government debt securities

Interest Expense.  Interest expense for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Interest expense	$2,389	$1,199	$1,190	99%

The increase in our interest expense principally reflects interest on our 3.5% Senior Convertible Notes due 2011 that we issued in April 2004. We began making the necessary semi-annual interest payments on the Senior Convertible Notes in October 2004. As a result of the Senior Convertible Notes, our interest expense has increased $5.3 million on an annualized basis.

In March 2005, we prepaid $38.6 million of short and long-term debt that was secured by mortgages on Sturlugata 8. Also in March 2005, we refinanced the mortgage on our Woodridge, IL facility, paying-down $4.0 million on the existing mortgage. The principal amount of the new mortgage ($6.2 million) carries an interest rate of three-month LIBOR + 2.25% (5.37% at March 31, 2005). As a result of these prepayments and refinancings, our interest expense will decrease approximately $2.8 million on an annual basis.

Other Non-Operating Income and Expense, Net.  Other non-operating income and expense for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Other non-operating income and expense, net	$(3,617)	$(1,658)	$1,959	118%

Our other non-operating income and expense, net consists principally of the net impact of foreign exchange and unrealized and realized gains and losses on derivative financial instruments and, in the three-month period ended March 31, 2005, loss on early extinguishment of debt.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to losses of $0.3 million and $0.2 million for the three-month periods ended March 31, 2005 and 2004, respectively. The continued weakening of the U.S. dollar compared to the Icelandic krona during 2004 and 2005 has been significant and these currency fluctuations may continue to adversely affect our financial results.

Our losses on derivative financial instruments in the three-month period ended March 31, 2005 ($0.2 million) result from three forward foreign currency exchange options we entered into as economic hedges against foreign exchange rate fluctuations that may occur on our ISK-denominated operating expenses but that did not qualify for hedge accounting.

Our losses on derivative financial instruments in the three-month period ended March 31, 2004 stem from the two cross-currency swaps we entered into as economic hedges against foreign exchange rate fluctuations that may have occurred on our foreign currency debt but that did not qualify for hedge accounting. In March 2004, we liquidated our two cross-currency swaps receiving $9.7 million in proceeds. We realized a loss on this early termination that, together with unrealized losses on the swaps during the quarter ended March 31, 2004, amounted to $1.5 million.

As a result of having prepaid the short and long-term debts that were secured by mortgages on Sturlugata we have recorded a loss on early extinguishment debt during the three-month period ended March 31, 2005 amounting to $3.1 million and consisting of (i) prepayment fees ($1.4 million), (ii) write-off of remaining unamortized finance costs related to the prepaid long-term debt ($1.4 million), and (iii) remaining unamortized discount on the prepaid long-term debt ($0.3 million).

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share for the three-month periods ended March 31, 2005 and 2004 is as follows:

			2005 as Compared to 2004
	2005	2004	$ Change	% Change
	(In thousands, except %)
Net Loss	$(16,936)	$(12,036)	$4,900	41%

Basic and Diluted Net Loss Per Share	$(0.32)	$(0.23)	$0.09	39%

Net loss and basic and diluted net loss per share both increased in the three-month period ended March 31, 2005, principally on account of higher research and development related to the advancement of our drug development programs, higher interest expense related to our convertible notes issued in April 2004, lower revenues and costs related to the early extinguishment of debt.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($789 million from the beginning of 1999 to-date). Future funding under terms of our existing agreements is approximately $62 million excluding milestone payments and royalties that we may earn under such collaborations.

Although we rely on funded research arrangements for a significant portion of our revenue, we continue to invest in proprietary research and development and we will incur the costs of such activities. In the near term, this will require us to devote resources to our in-house drug and clinical development which we believe will better position us to capture the most value to us in our discoveries. As we identify promising discoveries for further development, we may choose to continue the development ourselves into and through clinical trials, regulatory approvals, manufacture, distribution and marketing. In other cases we are or will be working to varying degrees with partners. The decisions we make as to these matters will affect our cash requirements.

Based upon the range of our current activities, we expect to have greater overall net use of cash in 2005 in our operating, investing and financing activities than we did in 2004. Our cash requirements depend on numerous factors, including the level and timing of our research and development expenditures; our ability to access the capital markets; to obtain new research and development collaboration agreements; to obtain and maintain contract service agreements in our pharmaceuticals, biostructures, clinical research trials and genotyping service groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment; and capital expenditures at our facilities. Changes in our research and development plans, notably the entry into clinical trials of drugs based on our discoveries, or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

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

	For the Three Month Periods Ended March 31,
	2005	2004
	(In thousands)

Cash provided by (used in):
Operating activities	$(10,938)	$730
Investing activities	33,986	(654)
Financing activities	(37,892)	22,211
Cash and cash equivalents, at end of period	55,394	90,956

Cash and Cash Equivalents.  At March 31, 2005, we had $55.4 million in cash and cash equivalents. Together with our investments at March 31, 2005 ($142.2 million), this balance has decreased just $0.7 million from the close of the year-ended 2004. Significant cash flows during the three-month period ended March 31, 2005 include, the net proceeds from the sale and leaseback financing of our Sturlugata 8 headquarters facility ($54.8 million), prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), refinancing of the mortgage on our Woodridge, IL facility ($4.0 million), debt service ($1.3 million), capital expenditures ($0.5 million), and costs associated with the advancement of our drug development programs as reflected in the $10.9 million of cash we used in operating activities during the three-month period ended March 31, 2005..

Available cash is invested in accordance with our investment policy’s primary objectives of liquidity and safety of principal while maximizing the income we receive from our investments without significantly increasing risk. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing (A-/A3 or better). We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

At March 31, 2005, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At March 31, 2005, our investments are in auction rate securities, US government agency securities and a mutual fund.

Operating Activities. Net cash used in operating activities increased to $10.9 million for the three-month period ended March 31, 2005 as compared to $0.7 million having been provided in the same period in 2004.  Because of $6.4 million of the monies received by us in the Information Rich Clinical Trial with Merck, working capital provided $5.9 million of funds in the three-month period ended March 31, 2004 as compared to $1.5 million provided in the three-month period ended March 31, 2005. As more fully described above, the increase in use of cash in operating activities primarily derives from research and development investments being made in advancing our drug and clinical development programs.

Investing Activities.

Our investing activities have consisted of short-term investments, capital expenditures and, in the three-month period ended March 31, 2005, the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland.

As more fully described below, in March 2005, we entered into a financing with an Icelandic real estate company for the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54.8 million after taking into account a standard forward foreign exchange contact we entered into in connection with the sale).

Investments during the three-month period ended March 31, 2005 consist mainly of continued investments in auction rate securities, US government securities and a mutual fund. We principally made replacement capital expenditures during 2004 and 2005 and did invest in certain equipment for our laboratories. Although we expect we will continue to make principally replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities. Net cash of $37.9 million was used in financing activities in the three-month period ended March 31, 2005, as compared to $22.2 million that was provided in the three-month period ended March 31, 2004.  Financing activities for the three-month period ended March 31, 2005 largely consisted of prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), refinancing of the mortgage on our Woodridge, IL facility ($4.0 million) which freed-up $6.0 million of previously restricted cash, and other debt service ($1.3 million). Financing activities for the three-month period ended March 31, 2004 largely consisted of equity proceeds and a portion of the up-front monies received by us in the Information Rich Clinical Trial alliance with Merck ($13.6 million), proceeds in the liquidation of our two cross-currency swap ($9.7 million) and installment payments on debt and capital lease obligations ($1.9 million).

Proceeds from the sale of our headquarters facility at Sturlugata 8 went to prepay approximately $34.1 million of long-term debt that was secured by mortgages on the property, (our Tier A bonds, Tier B loan and March 2004 loan) and $4.5 million of short-term borrowings. We have leased the property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas (approximately $0.4 million as of March 31, 2005) per month, subject to changes based on the Icelandic consumer price index. Under the terms of the lease we will continue to pay property taxes and insurance and will be responsible for the property’s maintenance. The monthly rent will be revised as of July 1, 2010 to reflect changes in capital markets as well as our credit quality. Under the terms of the lease, we have a right of first refusal on any sale of the property and a priority right to extend the term of the lease at its expiration. The lease provides us with the option to redenominate the rent in other currencies than Icelandic kronas at a

In March 2005, we refinanced the mortgage on our Woodridge, IL facility, paying-down $4.0 million on the existing mortgage and eliminating restricted cash collateral totaling $6.0 million.  The principal amount of the new mortgage ($6.2 million) is payable in monthly installments of $26,000 for five years and a final payment of $5.5 million due in June 2007.  The new mortgage carries an interest rate of three-month LIBOR + 2.25% (4.43% at March 31, 2005).

Contractual Commitments.  Our major outstanding contractual commitments relate to the privately placed bonds and bank loans and equipment lease financings. Our contractual commitments as of March 31, 2005 were as follows:

		Payments Due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
3.5% senior convertible notes, including interest	$184,125	$5,250	$10,500	$10,500	$157,875
Long-term debt	8,693	2,664	6,029	0	0
Capital lease obligations, including interest	2,558	1,841	691	26	0
Operating leases	64,770	4,964	9,008	8,466	42,332
	$260,146	$14,719	$26,228	$18,992	$200,207

Under the terms of certain technology licensing agreements, we are obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $6,000,000 and the year incurred cannot be determined at the current time.

RISK FACTORS, FORWARD-LOOKING STATEMENTS, AND CAUTIONARY FACTORS
THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. We cannot assure our investors that our expectations and assumptions will prove to have been correct. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. Actual events or results may differ materially due to a number of factors, including those set forth in this section and elsewhere in this Form 10-Q. These factors include, but are not limited to, the risks set forth below.

Risks Related to Our Business

We may not successfully develop or derive revenues from any products.

We use our technology and research capabilities to identify genes and gene variations that contribute to certain diseases and then develop small molecule drugs that target proteins produced by these genes.  Although we have identified genes that we believe are likely to cause certain diseases, we may not be correct and may not be successful in identifying any other similar genes or in developing drugs based on these discoveries. Many experts believe that some of the diseases we are targeting are caused by both genetic and environmental factors. Even if we identify specific genes that are partly responsible for causing diseases, any therapeutic or diagnostic products we develop as a result of our genetic work may not detect, prevent, treat or cure a particular disease.  Any pharmaceutical or diagnostic products that we or our collaborators are able to develop will fail to produce revenues unless we:

•                  establish that they are safe and effective;

•                  successfully compete with other technologies and products;

•                  ensure that they do not infringe on the proprietary rights of others;

•                  establish that they can be manufactured in sufficient quantities at reasonable costs;

•                  obtain and maintain regulatory approvals for them; and

•                  can market them successfully.

We may not be able to meet these conditions. We expect that it will be years, if ever, before we will recognize significant revenue from the development of therapeutic or diagnostic products.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $16.9 million for the three-months ended March 31, 2005, and had an accumulated deficit of $404.4 million at March 31, 2005. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and other collaborations, and from contract services. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

•                  delayed approval of study protocol and pharmacogenomic components of studies by regulatory agencies in different countries, some of which are still developing policies with respect to pharmacogenomic testing;

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

The use of some of our therapeutic products may be dependent upon the selection of patients using both clinical and genetic markers. This may require co-development and clinical testing of the therapeutic drug and a related diagnostic product. In the United States, drug approval could be delayed until we successfully obtain FDA approval of the related diagnostic product. In addition, if the diagnostic test cannot be performed on a commercially viable basis, it may impede market acceptance of our approved therapeutic products.  To successfully co-develop and market a drug and diagnostic we may also need to establish and maintain successful partnerships with manufacturing and marketing partners for diagnostic products.  If necessary partnerships can not be established or maintained the development of our therapeutics and/or diagnostics may be delayed or may fail.

Because revenues are concentrated, the loss of a significant customer would harm our business.

Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest customer, Roche, accounted for approximately 29% and 33% of the company’s consolidated revenue in the three-month periods ended March 31, 2005 and 2004, respectively. Revenue under our alliances with Merck accounted for approximately 21% and 18% of the company’s consolidated revenue in the three-month periods ended March 31, 2005 and 2004, respectively. The loss of any significant customer may significantly lower our revenues and affect the resources available to support our drug discovery programs.

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

We have no experience in manufacturing products for commercial purposes and do not have manufacturing facilities that can produce sufficient quantities of drugs for large scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely on contract manufacturers for the production of products for development and commercial purposes. In order to conduct our currently planned Phase III clinical trial of DG031, we will have to contract with third parties to manufacture a sufficient supply of the drug for the trial and to produce tablets containing DG031 in amounts sufficient for the clinical trial. While we have signed contracts with suppliers for the production of DG031 material and tablets for the planned launch of our Phase III clinical trial, we have not received the finished drug tablets, and we may fail to secure sufficient supply of the drug in a timely manner over the duration of the trial.

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

In our work for fee-for-service customers, we often synthesize compounds and provide recommendations for research direction for our customers. We may be liable to our customers for damages if we perform such services negligently or with willful misconduct. Failure to perform to customer expectation also may limit future business from our existing customers, or could result in the holdback of certain payments due to us.  We also supply compounds for clinical trials conducted by our customers.  If participants in these trials suffer personal injury or death from adverse reactions to the test drugs, we could be held liable to our customers or the participants.  We maintain product liability insurance for claims arising from the use of products we supply.  However, such insurance may be inadequate and in any event would not cover the risk of the customer deciding not to do business with us as a result of poor performance or claims for a customer’s financial loss as the result of our failure to perform our contractual obligations properly.

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

On March 31, 2005, we have $161.3 million of outstanding debt as reflected in our balance sheet. We may incur additional indebtedness in the future and our outstanding 3.5% Senior Convertible Notes do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We may form collaborative relationships (including relationships with clinical research organizations to conduct clinical trials on our behalf) that will, in some cases, make us dependent on collaborators for the pre-clinical studies and/or clinical trials and for regulatory approval of any products that we are developing. Failure of such collaborators to perform under these agreements properly in a timely manner, or at all, may lead to delays in our product development. In addition, if participants in the trials conducted by our collaborators suffer personal injury or death as a result of actions of the collaborators, we could be held liable.  In some cases, our agreements with collaborators typically allow them significant discretion in electing whether and how to pursue such activities. We cannot control the amount and timing of resources collaborators will devote to these programs or potential products.

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

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to outsource to organizations like us the conduct of genetic research, clinical research, sales and marketing projects and chemistry and structural biology research and development projects. If these industries reduce their present tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. These alliances and arrangements are both time consuming and complex and we face substantial competition in establishing these relationships. In addition, our ability to generate new business could be impaired by general economic downturns in our customers’ industries. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, including as a result of the slowdown in the overall U.S. economy, our revenues and earnings could be lower than we expect and our revenues may decrease or not grow at historical rates.

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

Our success will depend in part on the price and extent to which we will be paid for our products by government and health administration authorities, private health insurers and other third party payers. Reimbursement for newly approved healthcare products is uncertain. Third party payers, including Medicare in the United States, are increasingly challenging the prices charged for medical products and services. They are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. We cannot be certain that any third party insurance coverage will be available to patients for any products we discover or develop. If third party payers do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be materially reduced.

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

Patents on new drugs, which are also commonly referred to as “branded drugs” or “pioneer drugs,” face increased scrutiny and challenges in the courts from manufacturers of generic drugs who may receive benefits such as limited marketing co-exclusivity if the challenge is successful. Such patent challenges typically occur when the generic manufacturer files an Abbreviated New Drug Application with the FDA and asserts that the patent or patents covering the branded drug are invalid or unenforceable, forcing the owner or licensee of the branded drug to file suit for patent infringement. If any patents we obtain are subject to such successful patent challenges, our marketing exclusivity may be eliminated or reduced in time, which would thus adversely affect any revenue stream that we could otherwise expect from sales of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.8 million decrease in the fair value of our investments as of March 31, 2005. Due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the Company’s Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in March 2005, the market value of the Convertible Notes was $121.9 million on March 31, 2005.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.2 million on our Icelandic krona denominated non U.S. dollar assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

a)Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of such fiscal quarter our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

(b)Changes in Internal Controls. We are continuously seeking to improve the efficiency and effectiveness of our internal controls. This results in periodic refinements to internal control processes throughout the company. However, there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws in connection with deCODE’s initial public offering was filed in the United States District Court for the Southern District of New York on behalf of certain purchasers of deCODE common stock.  The complaint names deCODE, two individuals who were executive officers of deCODE at the time of its initial public offering (the “Individual Defendants”), and the two lead underwriters (the “Underwriter Defendants”) for deCODE’s initial public offering in July 2000 (the “IPO”) as defendants.

deCODE is aware that similar allegations have been made in hundreds of other lawsuits not involving deCODE filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years.  All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before United States District Judge Shira Scheindlin.  Pursuant to the underwriting agreement executed in connection with our IPO, deCODE has demanded indemnification from the Underwriter Defendants.  The Underwriter Defendants have asserted that deCODE’s request for indemnification is premature.

Pursuant to an agreement, the Individual Defendants have been dismissed from the case without prejudice.

On July 31, 2003, deCODE’s Board of Directors (other than deCODE’s Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement and the completion of acceptable final settlement documentation.  Any direct financial impact of the proposed settlement is expected to be borne by deCODE’s insurers.

In conjunction with the plaintiffs, the settling issuer defendants filed a motion seeking the court’s preliminary approval of the settlement.  On February 15, 2005, the court granted the motion, subject to certain modifications.  If the parties are able to agree upon the required modifications, and such modifications are acceptable to the court, notice will be given to all class members of the settlement and a “fairness” hearing will be held.  If the court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement will be approved and implemented in its current form, if at all.  If the settlement of the IPO litigation is not consummated, deCODE expects to contest the allegations in the action vigorously.  Due to the inherent uncertainties of the litigation and because the settlement approval process is at a preliminary stage, deCODE cannot predict the ultimate outcome of this matter.

In an unrelated matter, subsequent to deCODE’s Form 8-K filing on August 26, 2004 relating to deCODE’s change in auditors, five complaints were filed in September and October 2004 in the United States District Court for the Southern District of New York against deCODE and deCODE’s Chief Executive Officer and Chief Financial Officer alleging violations of federal securities laws arising from certain of deCODE’s public statements.  The complaints were brought by plaintiffs seeking to represent a purported class consisting of all persons who purchased deCODE’s common stock during the period from October 29, 2003 through August 26, 2004 and contend that deCODE made misleading statements, misrepresentations and omissions regarding deCODE’s financial performance, compliance with generally accepted accounting principles and deCODE’s internal controls.  The complaints all arise out of the same alleged statements, and have been consolidated before a single Judge.  The plaintiffs seek unspecified monetary damages and other relief.  The plaintiffs have agreed to withdraw their consolidated amended complaint; this withdrawal was not conditioned upon any payment or fees to the plaintiffs.  On May 4, 2005, the plaintiffs filed a Notice of Agreed Motion and Proposed Order of Voluntary Dismissal (the “Notice”) in order to terminate the action.  The Notice is subject to approval by the Court, and there can be no assurance that it will be approved.  deCODE believes that this action is without merit, and, should the Court not approve the voluntary dismissal of the litigation, intends to defend against it vigorously.

On September 14, 2004, a complaint was filed in the United States District Court for the Southern District of New York in a derivative action against deCODE, its directors and specified officers.  Based upon the same misstatements and omissions alleged in the above-described securities complaints, the complaint alleged violations of state law by the defendants including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, and sought unspecified monetary damages and other relief.  On April 27, 2005, the plaintiff in the derivative action filed a Notice of Voluntary Dismissal withdrawing its complaint.  The voluntary dismissal of this action was not conditioned upon any payment or fees to the plaintiff.

Due to the inherent uncertainties of litigation and the fact that voluntary dismissal of the securities litigation and the settlement of the litigation relating to deCODE’s IPO remain subject to court approval, the ultimate outcome of these matters cannot be predicted.  If deCODE were required to pay significant monetary damages in the event that the IPO settlement is unconsummated or as a result of an adverse determination in the other actions described above (or any other lawsuits alleging similar claims filed against deCODE and deCODE’s directors and officers in the future), deCODE’s business could be significantly harmed.  Even if such litigations conclude in deCODE’s favor, deCODE may be required to expend significant funds to defend against the allegations.  deCODE is unable to estimate the range of possible loss from the above litigations and no amounts have been provided for such matters in deCODE’s financial statements.

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

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	Purchase Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005.

10.2	Lease Agreement between Festing ehf. and Islensk erfdagreining, ehf dated March 29, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 2005

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

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	Purchase Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005.

10.2	Lease Agreement between Festing ehf. and Islensk erfdagreining, ehf dated March 29, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.