Form 10-Q
period 2005-06-30
DECODE GENETICS INC
filed 2005-08-05
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The aggregate number of shares of the registrant’s common stock outstanding on July 29, 2005 was 54,585,901 shares of common stock $.001 par value.

deCODE genetics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the three and six-month periods ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

(a) Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	JUNE 30, 2005	DECEMBER 31, 2004
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$47,160	$70,238
Investments	138,096	122,082
Receivables	9,093	6,450
Other current assets	5,379	4,307
Total current assets	199,728	203,077
Restricted cash	0	6,000
Property and equipment, net	24,707	60,447
Goodwill	8,863	8,863
Other long-term assets and deferred charges	7,451	9,865
Total assets	$240,749	$288,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,066	$5,829
Accrued expenses and other current liabilities	10,588	9,528
Short-term borrowings	0	5,069
Current portion of capital lease obligations	1,737	1,745
Current portion of long-term debt	576	7,081
Deferred revenue	10,855	8,654
Total current liabilities	27,822	37,906
Capital lease obligations, net of current portion	329	1,194
Long-term debt, net of current portion	155,858	189,535
Deferred gain on sale-leaseback	28,623	0
Deferred revenue	6,065	7,221

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares Issued and outstanding: none	0	0
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 54,582,170 and 54,562,670 shares, respectively, at June 30, 2005; and 54,539,069 and 54,522,069 shares, respectively, at December 31, 2004	55	55
Additional paid-in capital	443,274	442,999
Notes receivable	(3,089)	(3,111)
Accumulated deficit	(417,733)	(387,465)
Accumulated other comprehensive income (loss)	(331)	38
Treasury stock, 19,500 and 17,000 shares stated at cost at June 30, 2005 and December 31, 2004, respectively	(124)	(120)
Total stockholders’ equity	22,052	52,396
Total liabilities and stockholders’ equity	$240,749	$288,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

 deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2005	2004	2005	2004
REVENUE	$11,437	$9,635	$20,960	$19,917

OPERATING EXPENSES

Cost of revenue, including collaborative programs	8,597	10,338	17,737	21,512
Research and development - proprietary programs	11,001	5,385	19,276	9,644

Selling, general and administrative	4,694	5,589	8,852	9,852
Total operating expenses	24,292	21,312	45,865	41,008
Operating loss	(12,855)	(11,677)	(24,905)	(21,091)
Interest income	1,533	746	2,653	981
Interest expense	(1,700)	(2,113)	(4,089)	(3,312)
Other non-operating income and (expense), net	(310)	(235)	(3,927)	(1,893)
Net Loss	$(13,332)	$(13,279)	$(30,268)	$(25,315)

Basic and diluted net loss per share	$(0.25)	$(0.25)	$(0.56)	$(0.48)

Shares used in computing basic and diluted net loss per share	53,663,568	53,543,747	53,656,312	53,235,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX-MONTHS ENDED JUNE 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,268)	$(25,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,160	5,637
Amortization of deferred stock compensation	74	813
Amortization of deferred financing costs	503	307
Amortization of gain in sale and leaseback of property	(425)	0
Charges for debt extinguishment	1,741	0
Loss on derivative financial instruments	0	1,404
Foreign currency exchange loss on Icelandic krona denominated debt	257	61
Other	100	58
Changes in operating assets and liabilities:
Receivables and other current assets	(2,571)	3,216
Accounts payable, accrued expenses and other current liabilities	(714)	2,098
Deferred research revenue	1,045	2,099
Net cash used in operating activities	(26,098)	(9,622)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investments	(111,925)	(58,600)
Redemptions of investments	95,530	0
Purchase of property and equipment	(1,202)	(967)
Proceeds from sale of property and equipment	61,241	39
Changes in restricted cash	6,000	0
Net cash provided by (used in) investing activities	49,644	(59,528)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	78	14,101
Proceeds from convertible debt offering, net	0	143,770
Proceeds from debt refinancing	6,211	0
Proceeds from swap close-out	0	9,720
Repayment of notes receivable for common stock	37	901
Debt refinancing cost	0	(478)
Repayments from short-term borrowings	(569)	0
Payments on line of credit	(4,500)	(2,000)
Repayments of debt and capital lease obligations	(47,881)	(3,867)
Net cash (used in) provided by financing activities	(46,624)	162,147
Net (decrease) increase in cash and cash equivalents	(23,078)	92,997
Cash and cash equivalents at beginning of period	70,238	68,669
Cash and cash equivalents at end of period	$47,160	$161,666
Supplemental cash flow information:
Cash paid for interest	$3,744	$1,526
Supplemental schedule of non-cash transactions:
Deferred gain on sale of property	$29,048	$0

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

2.              Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2005, the results of operations for the three and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004.  The results of operations for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which includes consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002.  Certain reclassifications have been made to prior year financial statements to conform to the 2005 presentation.

Beginning in 2004, deCODE began presenting cost of revenue in its statements of operations. To be consistent with the June 30, 2005 operating expense classifications, deCODE has reclassified previously reported research and development expenses for the three and six-months ended June 30, 2004. These reclassifications between research and development expenses and cost of revenue had no effect on reported amounts of total operating expenses or operating loss.

3.              Revenue

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)

Research funding and other service fees	$7,803	$7,606	$14,557	$15,503
Milestone payments	234	56	582	221
Up-front, exclusivity, technology access, and technology development fees	1,000	1,000	2,038	2,000
Grant funding	2,003	546	2,891	1,426
Other	397	427	892	767
	$11,437	$9,635	$20,960	$19,917

deCODE receives contract and grant funding from various governmental agencies.  Revenue is generally recognized on these contracts/grants as costs are incurred.

Revenue from collaborations with Merck for the three and six-month periods ended June 30, 2005 constituted 17% and 18% of consolidated revenue and 17% and 18% for the three and six-month periods ended June 30, 2004.  Revenues from collaborations with Roche for the three and six-month periods ended June 30, 2005 constituted 20% and 24% of consolidated revenue and 32% and 33% for the three and six-month periods ended June 30, 2004.

4.              Research and Development—Proprietary Programs

deCODE’s research and development expenses consist of the costs of its own proprietary programs and consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)

Salaries and other personnel costs	$4,383	$2,407	$8,327	$4,360
Materials and supplies	1,250	844	2,196	1,363
Contractor services and other third party costs	3,378	653	5,064	1,216
Overhead expenses	1,208	547	2,032	935
Depreciation and amortization	782	873	1,657	1,632
Stock-based compensation and remuneration	0	61	0	138
	$11,001	$5,385	$19,276	$9,644

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Cost of revenue, including collaborative programs	$0	$86	$0	$257
Research and development - proprietary programs	$0	$61	$0	$138
General and administrative expense	26	405	74	418
Total	$26	$552	$74	$813

On a proforma basis, had compensation cost for all employee stock options been determined using the fair value method, deCODE’s net loss and basic and diluted net loss per share would have been reported as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net loss attributable to common stockholders — as reported	$(13,332)	$(13,279)	$(30,268)	$(25,315)
Add: Stock-based compensation expense included in reported net loss	26	552	74	813
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,133)	(1,451)	(2,372)	(2,891)
Net loss — proforma	$(14,439)	$(14,178)	$(32,566)	$(27,393)
Basic and diluted net loss per share—as reported	$(0.25)	$(0.25)	$(0.56)	$(0.48)
Basic and diluted net loss per share—proforma	(0.27)	(0.26)	(0.61)	(0.51)

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using the intrinsic method used by deCODE. SFAS No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in deCODE’s financial statements.  In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that defers the required effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005 (January 1, 2006 for deCODE).  deCODE has not yet determined the impact of adoption on its consolidated financial position or results of operations.

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

	June 30, 2005	June 30, 2004
	(Shares)	(Shares)
Warrants to purchase shares of common stock	2,779,873	3,124,724
Options to purchase shares of common stock	4,351,542	4,728,280
Restricted shares with an associated outstanding non-recourse promissory note	1,175,623	1,229,456
Convertible shares issuable upon conversion of 3.5% senior convertible notes	10,714,286	10,714,286
	19,021,324	19,796,746

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)

Net loss	$(13,332)	$(13,279)	$(30,268)	$(25,315)
Other comprehensive income (loss):
Foreign currency translation	1	(1)	1	0
Forward foreign exchange contracts	0	40	0	(2)
Unrealized loss associated with investments	(292)	0	(371)	0

Total comprehensive loss	$(13,623)	$(13,240)	$(30,638)	$(25,317)

8.              Investments

deCODE’s investments consist of auction rate securities, US government securities and an equity mutual fund investment, all of which are classified as available-for-sale. Investments are available for current operations and are classified as current assets. Investments are carried at fair value with the unrealized holding gain or loss included in accumulated other comprehensive income. Fair value is generally determined with reference to quotations in active markets. Premium and discounts associated with investments in bonds are amortized using the effective interest rate method.  These investments as of June 30, 2005 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Auction rate securities	$93,200	$93,200
US government debt securities	15,000	14,950
Equity mutual fund investment	30,242	29,946
	$138,442	$138,096

Gross unrealized holding gains and gross unrealized holding losses at June 30, 2005 were $200,000 and $546,000, respectively, and are included in accumulated other comprehensive income.

Proceeds from the sale of investments available-for-sale for the six-month period ended June 30, 2005 were $95,530,000. There were no realized gains or realized losses from the sale of investments available-for-sale in the three and six-month periods ended June 30, 2005 and 2004.

9.              Short-Term Borrowings

In March 2005 and in connection with the sale-leaseback financing of Sturlugata 8 discussed in Note 10, deCODE repaid short-term borrowings of $4,500,000.   The remaining $228,000 on the short-term loan was paid off during the three months ended June 30, 2005.

10.       Debt, Property and Commitments

Sale-leaseback Financing

In March 2005, deCODE entered into a financing for the sale and leaseback of its headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54,767,000 after taking into account a forward foreign exchange contact entered into in connection with the sale of the property). As a result of the sale, the remaining net book value of the property ($29,278,000) has been removed from the balance sheet as of June 30, 2005, and the resulting gain has deferred and is being recognized to earnings over the 15 year term of the leaseback.

A portion of the proceeds from the sale of Sturlugata 8 were used to prepay approximately $38,639,000 of short and long-term debt that was secured by mortgages on the property.  deCODE recorded a loss on early extinguishment of debt during the six-month period ended June 30, 2005 amounting to $3,100,000 which consisted of (i) prepayment fees ($1,400,000), (ii) write-off of remaining unamortized finance costs related to the prepaid long-term debt ($1,394,000), and (iii) remaining unamortized discount on the prepaid long-term debt ($348,000).  The loss has been recorded in other non-operating expense in the accompanying Condensed Consolidated Statement of Operations.

deCODE has leased the Sturlugata 8 property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas per month (approximately $328,000 as of June 30, 2005), subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

In June 2005, deCODE entered into a financing for the sale and leaseback of its facility at Krokhals 5D and 5E, Reykjavik, Iceland.  The sale price for the property was 502 million Icelandic kronas (approximately $7,588,000 after taking into account the sales commission) of which $1,229,000 will be paid in the third quarter of 2005.  As a result of the sale, the remaining net book value of the property ($4,029,000) has been removed from the balance sheet as of June 30, 2005, and the resulting gain ($3,559, 000) has been deferred and will be recognized to earnings over the 15 year term of the leaseback.

A portion of the proceeds from the sale of Krokhals were used to prepay approximately $1,836,000 of long-term debt that was secured by a mortgage on the property.

deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic krona per month (approximately $60,000 as of June 30, 2005), subject to changes based on the Icelandic consumer price index.  The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

Mortgage Refinancing

In connection with a refinancing of the mortgage on its Woodridge, IL facility in March 2005, deCODE repaid its $4,000,000 existing mortgage, eliminated restricted cash collateral totaling $6,000,000 and entered into a $6,200,000 mortgage with the same financial institution.  The new mortgage carries an interest rate of three-month LIBOR + 2.25% (5.37% at June 30, 2005), payable in monthly installments of $26,000 for five years and a final payment of $5,500,000 due in June 2007.

Commitments

As of June 30, 2005, our contractual commitments are as follows:

			Payments Due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
3.5% senior convertible notes, including interest	$181,500	$5,250	$10,500	$10,500	$155,250
Long-term debt, including interest	7,079	910	6,169	0	0
Capital lease obligations, including interest	13,650	2,566	1,882	1,559	7,643
Operating leases	59,480	4,602	8,455	7,973	38,450
	$261,709	$13,328	$27,006	$20,032	$201,343

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $6,000,000 and the year incurred cannot be determined at the current time.

11.       Derivative Financial Instruments

deCODE recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measured those instruments at fair value.

In March 2004, deCODE refinanced its foreign currency debt, with the new instrument being a variable rate U.S dollar denominated debt. Following-on from this refinancing, deCODE reconsidered its two cross-currency swaps and decided to liquidate them realizing $9,720,000 in proceeds. deCODE realized a loss on this early termination that, together with unrealized losses on the swaps during the six-months ended June 30, 2004, amounted to $1,465,000. Unrealized and realized gains and losses on these two cross-currency swaps are included in other non-operating income and (expense), net in the Condensed Consolidated Statements of Operations.

In March 2004, deCODE entered into five forward foreign exchange contracts with an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries. On the maturity date of each contract, deCODE sold $1,600,000 and deCODE received Icelandic krona at the contracted forward rate. These forward foreign exchange contracts were designated as economic hedges of the foreign currency salary cash flows and qualified for hedge accounting. The final contract matured in August 2004 and no new contracts were entered into during the remainder of 2004. During the six-month period ended June 30, 2004, a loss of $17,000 was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

In March 2005, deCODE purchased three forward foreign exchange option contracts from an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries and other operating expenses. The forward foreign exchange option contracts, to sell $10,000,000, and $3,394,000 and $3,394,000, respectively, matured/mature on June 10, June 30 and July 29, 2005, and provide deCODE the right but not the obligation to sell stated amount of U.S. dollars and receive Icelandic krona at the contracted forward rates . These forward foreign exchange option contracts were designated as economic hedges of the foreign currency salary and other operating cost cash flows but did not qualify for hedge accounting. The estimated fair value of the remaining derivative financial instrument is $0. The resulting change in the fair value of these contracts for the three and six-month periods ended June 30, 2005 of $57,000 and $214,000, respectively is included in other non-operating income and expense, net in the Condensed Consolidated Statement of Operations.

The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

12.       Litigation

There has been no change in the matters reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2005 except as follows.  On May 13, 2005, the court in the securities class actions filed against deCODE and certain of its officers and directors in September and October 2004 and consolidated in January 2005 approved the Notice of Agreed Motion and Proposed Order of Voluntary Dismissal filed by the plaintiffs on May 4, 2005, thereby terminating the action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

We believe that deCODE’s advantage derives from our population approach to human genetics and the ability to apply this approach across the drug development process. In Iceland, we have comprehensive population resources that enable our scientists to efficiently conduct genome- and population-wide scans to identify key genes and gene variations contributing to common diseases. The proteins encoded by these genes, and other proteins with which they interact in the disease pathway, offer drug targets which we believe are directly involved in the onset and progression of disease. Small-molecule drugs that target these proteins therefore represent a direct means of modulating the onset or progression of the disease.

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

In order to support our drug development infrastructure, to focus the use of our cash resources on our proprietary therapeutics programs, and to diversify risk in our overall drug development portfolio, we leverage our capabilities to form corporate alliances and to provide services to fee-paying customers. We also receive contract and grant funding from various governmental agencies.  We have formed drug and other product development alliances with Roche and Merck, among others. In addition to conducting work on our targets in our collaborative and internal programs, our medicinal chemistry subsidiary provides drug discovery services and contract manufacturing of therapeutic compounds for human clinical trials for our fee-for-service customers. Our other service offerings include protein crystallization products; protein crystallization instruments and protein structure analysis contract services through our structural biology subsidiary; clinical trials services though our wholly owned subsidiary Encode; and DNA analysis services through our genotyping laboratory in Reykjavik.

We currently derive revenues primarily from research funding and other fees from our service customers and collaborative partners; milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute most of the rest of our revenues. While we are entitled to royalties or profit-sharing under the terms of some of our agreements, due to the extended time period for the development and commercialization of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts and do not expect to do so for several years, if at all. Our expenses consist primarily of research and development expenses.

We believe that ongoing work in genetics and advancing our drug development programs, particularly the conduct of clinical trials on a growing number of our compounds, will require significant and increasing expenditures. In 2005 we have concluded our Phase II clinical studies for DG031, our developmental compound for the prevention of heart attack; begun our Phase I clinical program for DG041, our developmental compound for peripheral artery disease (PAD), which we previously referred to as peripheral arterial occlusive disease (PAOD), and begun a Phase II trial in asthma. In the remainder of this year we expect to begin a Phase III trial for DG031, and to conclude our Phase I and begin our Phase II trials for DG041, and we expect to conclude our Phase II trial in asthma before year end. We also expect to be advancing our preclinical work on our follow-on compound in heart attack and in our PDE4 inhibitor program for vascular disease/stroke, and expect these to be the next programs we bring into clinical development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

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

•                  Our most advanced developmental compound is DG031 for the prevention of heart attack. In 2004 we conducted a Phase IIa clinical trial for DG031 in Iceland, and conducted a small follow-on Phase II study in Iceland earlier this year. We have submitted an IND for DG031 with the U.S. Food and Drug Administration (FDA) and expect to make similar filings in selected European countries. We have submitted the safety summary and results of the Phase II trials to the FDA and have conducted an end of Phase II meeting with the FDA. Later this year we expect to begin a Phase III outcome trial for DG031 in the Americas., Iceland and Europe, and are currently working with the FDA to finalize the protocol under a Special Protocol Assessment. The start of the DG-031 Phase III trial may be delayed if there are delays in the timelines for manufacturing, packaging, labeling and shipping of clinical supplies, delays in negotiations with CRO for clinical trial performance, or delays in approval of the study protocol by local Institutional Review Boards (IRB) and/or the FDA.

•                  DG041 is our lead compound for the treatment of atherosclerosis of the extremities, or peripheral artery disease (PAD). DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of developing the disease. Our IND application for DG041 was accepted by the FDA in February 2005 and on this basis we began the first Phase 1 trial for this compound in the U.S. in March of 2005. The Phase I single-dose escalation trial was concluded in the second quarter 2005, and the results indicate that DG041 appears to be well tolerated at all dose levels tested. In particular, DG041 did not prolong bleeding time as compared to the placebo. Additionally, doses were identified which appear to completely inhibit platelet aggregation stimulated through the EP3 receptor. The multiple-dose and food effect Phase I trials of DG041 began in the second quarter 2005 and we expect to complete our Phase I clinical program for DG041 in the fall.

•                  In asthma, we commenced a Phase II trial with a third party compound during the second quarter of 2005. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma.  We expect to conclude our Phase II trial before year end.

•                  We are developing a compound to inhibit the LTA4 hydrolase, a protein encoded by a second gene within the same pathway targeted by DG031 that we have also linked to significantly increased risk of heart attack.

•                  We have begun a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs , we have cumulatively invested $8.9, $8.1, $3.7 and $5.0 million in our MI, PAD, stroke and asthma programs, respectively, from the beginning of 2003 to date. Inception to-date costs are not available as these costs were not historically tracked by program.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2005 and 2004

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

Financial highlights as of and for the three and six-month periods ended June 30, 2005 include:

•                  At June 30, 2005, we had $185.3 million in cash, cash equivalents and investments compared to $198.3 million at December 31, 2004. The net utilization of just $13.1 million in the first six-months of 2005 reflects costs associated with the advancement of our drug development programs as reflected in the $26.1 million cash used in operations, together with the net proceeds from the sale and leaseback of our Sturlugata and Krokhals faciltities in Reykjavik, Iceland ($20.0 million) and also the refinancing of the mortgage on our Woodridge, IL facility, during the six-month period ended June 30, 2005.

•                  Research and development expense for proprietary programs was $11.0 million for the three-month period ended June 30, 2005 as compared to $5.4 million for the three-month period ended June 30, 2004.  Research and development expense for proprietary programs was $19.3 million for the six-month period ended June 30, 2005 as compared to $9.6 million for the six-month period ended June 30, 2004.  The increase in our research and development expenses for proprietary programs is the result principally of costs associated with the advancement of our lead drug development programs into clinical trials.

•                  In March 2005, we entered into a financing for the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54.8 million after taking into account a forward foreign exchange contract we entered into in connection with the sale of the property). As a result of the sale, we have removed the remaining net book value of the property ($29.3 million) from our balance sheet as of June 30, 2005, deferred the resulting gain (remaining unamortized balance of $25.1 million) in our balance sheet as of June 30, 2005 and have begun recognizing the gain to earnings over the 15 year term of the leaseback. Proceeds from the sale of Sturlugata 8 went to prepay approximately $38.6 million of short and long-term debt that was secured by mortgages on the property and, in this connection, we have recorded a loss on early extinguishment debt during the six-month period ended June 30, 2005 amounting to $3.1 million. We have leased the property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas (approximately $0.3 million as of June 30, 2005) per month, subject to changes based on the Icelandic consumer price index. We are accounting for the leaseback as an operating lease.

•                  In June 2005, we entered into a financing for the sale and leaseback of our facility at Krokhals 5D and 5E, Reykjavik, Iceland.  The sale price for the property was 502 million Icelandic kronas (approximately $7.6 million after taking into account a sales commission) of which $1.2 million will be paid in the third quarter of 2005.  As a result of the sale, the remaining net book value of the property ($4.0 million) has been removed from the balance sheet as of June 30, 2005, and the resulting gain ($3.6 million) has been deferred and will be recognized to earnings over the 15 year term of the leaseback.  Proceeds from the sale of Krokhals were used to prepay approximately $1.8 million of long-term debt that was secured by a mortgage on the property.  deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic krona (approximately $60,000 as of June 30, 2005) per month, subject to changes based on the Icelandic consumer price index.  The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

•                  Our revenue for the three-month period ended June 30, 2005 was $11.4 million as compared to $9.6 million for the three-month period ended June 30, 2004.  Our revenue for the six-month period ended June 30, 2005 was $21.0 million as compared to $19.9 million for the six-month period ended June 30, 2004.  The flattening of revenue generally reflects our increasing focus on drug discovery and development.  Specifically, the comparison of the three and six-month periods ended June 30, 2005 versus the same periods last year reflect the completion of research funding under the 2002 agreement with Roche offset somewhat by revenues in our alliance to co-develop inhibitors of PDE4 as well as an overall increase in grant monies received.

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

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)

Research funding and other service fees	$7,803	$7,606	$14,557	$15,503
Milestone payments	234	56	582	221
Up-front, exclusivity, technology access, and technology development fees	1,000	1,000	2,038	2,000
Grant funding	2,003	546	2,891	1,426
Other	397	427	892	767
	$11,437	$9,635	$20,960	$19,917

Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

Therapeutics. In 1998 we entered into a research collaboration and cross-license agreement with Roche, under which we identified key genetic factors involved in ten common diseases: osteoarthritis, Alzheimer’s disease, schizophrenia, PAD, stroke, osteoporosis, obesity, anxiety, non-insulin-dependent diabetes and rheumatoid arthritis. In January 2002, we entered into a new three-year agreement with Roche focused on turning the achievements of our 1998 gene discovery collaboration into novel therapeutics. The 2002 agreement provided that we would collaborate with respect to four diseases that had been the subject of the 1998 agreement. During 2004 and through January 2005 we collaborated with Roche on two of those diseases. Under the 2002 agreement, which expired on February 1, 2005, we received $20 million in research funding and we are entitled to receive royalties on the sales of any drugs that are developed coming out of work conducted under this agreement.

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

Diagnostics.  In June 2001, we signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. We have, as well, added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available.  Under the agreement we have received $38.0 million in research funding, up-front fees and milestone payments. We may receive $6.3 million in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $2.3 million and $3.1 million in the three-month periods ended June 30, 2005 and 2004, respectively, and $5.0 million and $6.5 million in the six-month periods ended June 30, 2005 and 2004, respectively, representing 20% and 32% of consolidated revenue for the three-month periods ended June 30, 2005 and 2004, respectively, and 24% and 33% of consolidated revenue for the six-month periods ended June 30, 2005 and 2004, respectively.  Costs incurred with these collaborative programs with Roche amounted to $1.3 million and $6.0 million in the three-month periods ended June 30, 2005 and 2004, respectively and $5.0 million and $9.7 million in the six-month periods ended June 30, 2005 and 2004, respectively.

Merck & Co, Inc. (Merck).

Obesity.  In September 2002, we entered into three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, we combined research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. Under the terms of the three-year agreement, we have received research funding, technology access fees and milestone payments in the aggregate amount of $24.3 million.  In addition, we may receive milestone payments as compounds developed under the alliance advance in the development process and royalties on successfully marketed drugs. We have discovered three genes linked to obesity under this alliance, and Merck had generated lead series of compounds against one of the targets we validated through our genetics research.

Revenues from this alliance with Merck amounted to $1.8 million and $1.6 million in the three-month periods ended June 30, 2005 and 2004, respectively, and $3.6 million and $3.5 million in the six-month periods ended June 30, 2005 and 2004, respectively , representing 16% and 17% of consolidated revenue for the three-month periods ended June 30, 2005 and 2004, respectively, and 17% and 18% of consolidated revenue for the six-month periods ended June 30, 2005 and 2004, respectively. Costs incurred with this alliance with Merck amounted to $1.0 million and $1.3 million in the three-month periods ended June 30, 2005 and 2004, respectively and $2.1 million and $2.5 million in the six-month periods ended June 30, 2005 and 2004, respectively.

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

Revenues from this alliance with Merck amounted to $0.0 million and $0.2 million in the three and six-month periods ended June 30, 2005, representing 0% and 1% of consolidated revenue for the three and six-month periods ended June 30, 2005. Costs incurred with this alliance with Merck amounted to $0.03 million and $0.1 million in the three and six-month periods ended June 30, 2005.

National Institute of Allergy and Infectious Diseases (NIAID).

On September 30, 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, a division of the U.S. National Institutes of Health. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. Revenue under this contract will be recognized as deCODE incurs costs related to the contract and we expect that we will expend funds generally ratably over the five-year term of the contract.  Revenues and costs attendant to this contract with the NIAID amounted to $1.5 million and $1.5 million in the three-month period ended June 30, 2005 and $2.0 million and $2.0 million in the six-month period ended June 30, 2005, respectively.

Revenue for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months		2005 as Compared to 2004
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Revenue	$11,437	$9,635	$20,960	$19,917	$1,802	19%	$1,043	5%

Revenue for the three and six-month periods ended June 30, 2005 generally reflects our strategic focus on drug discovery and development.  Specifically, the comparison of the three and six-month periods ended June 30, 2005 versus the same periods last year reflect the completion of research funding under the 2002 agreement with Roche offset somewhat by revenues in our alliance to co-develop inhibitors of PDE4 as well as an overall increase in grant monies received. At June 30, 2005, we had $16.9 million in deferred revenue, compared to $15.9 million at the close of 2004. We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between quarters.

Cost of Revenue, including Collaborative Programs.  Cost of revenue, including costs incurred in connection with collaborative programs for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months		2005 as Compared to 2004
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Cost of Revenue, including Collaborative Programs	$8,597	$10,338	$17,737	$21,512	$(1,741)	(17)%	$(3,775)	(18)%

Our cost of revenue consists of the costs of services provided to customers, collaborators and under grants, including the entirety of costs incurred in connection with programs that have been partnered and on which we receive research funding. At times, we invested in addition to costs covered by research funding received in such collaborative programs. The decrease in our cost of revenue, including costs incurred in connection with collaborative programs over the periods presented, in general reflects a relative lessening of our investment in programs on which we receive research funding.

Our cost of revenue, including costs incurred in connection with collaborative programs for the three-months ended June 30, 2005 as compared to the same period in 2004 includes (i) an overall decrease in salary and employee related expenses ($0.4 million), and (ii) less in chemicals and consumables ($0.6 million), together driving (iii) lower allocation of overheads, depreciation and amortization ($0.7 million).

Our cost of revenue, including costs incurred in connection with collaborative programs for the six-months ended June 30, 2005 as compared to the same period in 2004 includes (i) an overall decrease in salary and employee related expenses ($1.1 million), and (ii) less in chemicals and consumables ($0.9 million), together driving (iii) lower allocation of overheads, depreciation and amortization ($1.7 million).

The relative strengthening of the Icelandic krona versus the U.S. dollar over the periods presented has affected the U.S. dollar reported amounts of our expenses denominated in Icelandic krona (e.g.,increases of approximately $0.1 million and $0.6 million for the three and six-month periods ended June 30, 2005, respectively, on a portion of our salary and employee related expenses included in cost of revenue). Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue.

Research and Development—Proprietary Programs.  Research and development for proprietary programs for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months		2005 as Compared to 2004
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Research and Development - Proprietary Programs	$11,001	$5,385	$19,276	$9,644	$5,616	104%	$9,632	100%

The increase in our research and development expenses in proprietary programs results from our emphasis on and increasing expenditures in product development clinical work and pre-clinical preparations on our lead drug development programs. Importantly, based on the results of our Phase IIa clinical trial of DG031and a small follow-on Phase II study in Iceland conducted in the first half of 2005, we are designing an information-rich, multi-center, pivotal Phase III outcome trial in the Americas, Iceland and Europe to test DG031 for the prevention of heart attack, which we expect to begin later this year after finalizing the protocol with the FDA under a Special Protocol Assessment.  Also, our IND application for DG041 was accepted by the FDA in February 2005 and on this basis we began the first Phase I trial for this compound in the U.S. in March of 2005.  The multiple-dose Phase I trial of DG041 began in the second quarter 2005 and we expect to complete our Phase I clinical program for DG041 in the fall.  In addition,  we commenced a Phase II trial in Iceland for asthma with a third party compound during the second quarter of 2005.  Further, among other pre-clinical programs we are developing a compound to inhibit the LTA4 hydrolase, a protein encoded by a second gene within the same pathway targeted by DG031 that we have also linked to significantly increased risk of heart attack, and we have begun a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

Our research and development expenses for the three and six-month periods ended June 30, 2005 and 2004 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)

Salaries and other personnel costs	$4,383	$2,407	$8,327	$4,360
Materials and supplies	1,250	844	2,196	1,363
Contractor services and other third party costs	3,378	653	5,064	1,216
Overhead expenses	1,208	547	2,032	935
Depreciation and amortization	782	873	1,657	1,632
Stock-based compensation and remuneration	0	61	0	138
	$11,001	$5,385	$19,276	$9,644

Increases in the research and developments costs of our proprietary programs (e.g., salaries and attendant costs, usage of chemicals and consumables, contractor services) will likely continue, particularly as we advance our clinical development and proprietary drug development programs. Further, we have granted salary increases to our personnel and have added clinical development and regulatory executives to our staff – which will contribute to future increases in our research and development costs for proprietary programs.  Also, the relative strengthening of the Icelandic krona versus the U.S. dollar over the periods presented has affected the

U.S. dollar reported amounts of our expenses denominated in Icelandic krona (e.g., increases of approximately $0.5 million and $0.6 million for the three and six-month periods ended June 30, 2005, respectively, on a portion of our salary and employee related expenses included in research and development). Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue.

Selling, General and Administrative Expense.  Selling, general and administrative expense for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months		2005 as Compared to 2004
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Selling, General and Administrative.	$4,694	$5,589	$8,852	$9,852	$(895)	(16)%	$(1,000)	(102)%

Our selling, general and administrative expenses for the three and six-month periods ended June 30, 2005 decreased as compared to the same periods a year-ago with modest declines in most expense categories. Our legal expenses have increased $0.3 million and $0.2 million for the three and six-month periods ended June 30, 2005, respectively, as compared to the same periods in 2004 largely on account of increased activity around our intellectual property and patent applications.  Cost for contractor services, however, have decreased $0.3 million and $0.4 million for the three and six-month periods ended June 30, 2005, respectively as compared to the same periods in 2004 chiefly due to efficiencies gained in this second year of implementation of the provisions of the Sarbanes Oxley Act of 2002.  There is also a relative decrease in our selling, general and administrative expenses for the 2005 periods as compared to the same periods a year-ago due to severance costs ($0.6 million) and an accrual for probable losses related to grant monies received in pre-acquisition periods of MediChem ($0.4 million) recorded in the 2004 periods.

We have granted salary increases to our personnel and are making efforts to recruit new members to our Board of Directors – which will increase our selling, general and administrative expenses.  Further, the relative strengthening of the Icelandic krona versus the U.S. dollar over the periods presented has affected the U.S. dollar reported amounts of our expenses denominated in Icelandic krona (e.g., increases of approximately $0.2 million and $0.4 million for the three and six-month periods ended June 30, 2005, respectively, on a portion of our salary and employee related expenses included in selling, general and administrative expenses).  Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue.

Stock Based Compensation and Remuneration Expense.  Stock based compensation and remuneration expense for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months		2005 as Compared to 2004
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Stock Based Compensation and Remuneration Expense	$26	$552	$74	$813	$(526)	(95)%	$(739)	(91)%

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

Interest Income.  Interest income for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months		2004 as Compared to 2003
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Interest Income	$1,533	$746	$2,653	$981	$787	105%	$1,672	170%

Our interest income has increased with rising interest rates and increasing returns on a greater amount of cash and investments.  We expect to use our cash and investments principally for advancing our drug and clinical development programs. In the meantime, we will invest our monies received in accordance with our policy, having the objective of preserving principal while maximizing income we receive from our investments without significantly increasing risk. We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities, commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

Interest Expense.  Interest expense for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months		2005 as Compared to 2004
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Interest Expense	$1,700	$2,113	$4,089	$3,312	$(413)	(20)%	$777	(23)%

Our interest expense principally reflects interest on our 3.5% Senior Convertible Notes due 2011 that we issued in April 2004.

In March 2005, we prepaid $38.6 million of short and long-term debt that was secured by mortgages on Sturlugata 8. Also in March 2005, we refinanced the mortgage on our Woodridge, IL facility, paying-down $4.0 million on the existing mortgage.  Further, in June 2005 we prepaid $1.8 million of long-term debt that was secured by mortgages on Krokhals 5D and 5E.  As a result of these prepayments and refinancings, our future interest expense is currently expected to be approximately $5.6 million on an annual basis.

Other Non-Operating Income and Expense, Net.  Other non-operating income and expense for the three and six-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Six Months		2005 as Compared to 2004
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Other Non-Operating Income and (Expense), Net	$(310)	$(235)	$(3,927)	$(1,893)	$75	32%	$2,034	107%

Our other non-operating income and expense, net consists principally of the net impact of foreign exchange and unrealized and realized gains and losses on derivative financial instruments and, in the three and six-month periods ended June 30, 2005, loss on early extinguishment of debt.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to losses of $0.3 million and $0.2 million for the three-month periods ended June 30, 2005 and 2004, respectively, and $0.6 million and $0.4 million for the six-month periods ended June 30, 2005 and 2004, respectively.  The continued weakening of the U.S. dollar compared to the Icelandic krona during 2004 and into 2005 was significant and, although we have experienced this relative currency reversing somewhat of late, this general trend in the currencies may continue to adversely affect our financial results.

Our losses on derivative financial instruments in the three and six-month periods ended June 30, 2005 ($0.1 million and $0.2 million, respectively) result from three forward foreign currency exchange options we entered into as economic hedges against foreign exchange rate fluctuations that we expected may occur on our ISK-denominated operating expenses but that did not qualify for hedge accounting.

Our losses on derivative financial instruments in the six-month period ended June 30, 2004 stem from the two cross-currency swaps we entered into as economic hedges against foreign exchange rate fluctuations that may have occurred on our foreign currency debt but that did not qualify for hedge accounting. In March 2004, we liquidated our two cross-currency swaps receiving $9.7 million in proceeds. We realized a loss on this early termination that, together with unrealized losses on the swaps during the six-month period ended June 30, 2004, amounted to $1.5 million.

As a result of having prepaid the short and long-term debts that were secured by mortgages on Sturlugata we have recorded a loss on early extinguishment debt during the six-month period ended June 30, 2005 amounting to $3.1 million and consisting of (i) prepayment fees ($1.4 million), (ii) write-off of remaining unamortized finance costs related to the prepaid long-term debt ($1.4 million), and (iii) remaining unamortized discount on the prepaid long-term debt ($0.3 million).

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($807 million from the beginning of 1999 to-date). Future funding under terms of our existing agreements is approximately $57 million excluding milestone payments and royalties that we may earn under such collaborations.

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

	For the Six Month Periods Ended June 30,
	2005	2004
	(In thousands)

Cash provided by (used in):
Operating activities	$(26,098)	$(9,622)
Investing activities	49,644	(59,528)
Financing activities	(46,624)	162,147

Cash and cash equivalents, at end of period	47,160	161,666

Cash and Cash Equivalents.  At June 30, 2005, we had $47.2 million in cash and cash equivalents. Together with our investments at June 30, 2005 ($185.3 million), this balance has decreased just $13.1 million from the close of the year-ended 2004. Significant cash flows during the six-month period ended June 30, 2005 include, the net proceeds from the sale and leaseback financing of our Sturlugata 8 headquarters facility ($54.8 million), the net proceeds from the sales and leaseback financing of our Krokhals facility ($7.6 million), prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), prepayments of short and long-term debts secured by mortgages on our Krokhals facility ($1.8 million), refinancing of the mortgage on our Woodridge, IL facility ($4.0 million), debt service ($1.3 million), capital expenditures ($1.2 million), and costs associated with the advancement of our drug development programs as reflected in the $26.1 million of cash we used in operating activities during the six-month period ended June 30, 2005.

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

At June 30, 2005, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At June 30, 2005, our investments are in auction rate securities, US government agency securities and a mutual fund.

Operating Activities. Net cash used in operating activities increased to $26.1 million for the six-month period ended June 30, 2005 as compared to $9.6 million in the same period in 2004.  As more fully described above, the increase in use of cash in operating activities is most importantly attributable to the significant research and development investments being made in advancing our drug and clinical development programs.  Also, because of $6.4 million of the monies received by us in the Information Rich Clinical Trial with Merck, working capital provided $7.4 million of funds in the six-month period ended June 30, 2004 as compared to a use of $2.3 million in the six-month period ended June 30, 2005.

Investing Activities. Our investing activities have consisted of short-term investments, capital expenditures and, in the six-month period ended June 30, 2005, the sale and leaseback of our headquarters facilities at Sturlugata, and Krokhals 5D and 5E in Reykjavik, Iceland.

Investments made during the six-month period ended June 30, 2005 consist mainly of auction rate securities, US government securities and a mutual fund.

We principally made replacement capital expenditures during 2004 and 2005 and did invest in certain equipment for our laboratories.  Although we expect we will continue to make principally replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

As more fully described below, in March 2005, we entered into a financing with an Icelandic real estate company for the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54.8 million after taking into account a standard forward foreign exchange contact we entered into in connection with the sale).  In June 2005, we entered into a financing with an Icelandic real estate company for the sale and leaseback of our facility at Krokhals 5D and 5E, Reykjavik, Iceland.  The sale price for the property was 502 million Icelandic kronas (approximately $7.6 million after taking into account the sales commission), of which $1.2 million will be paid in the third quarter 2005.

Financing Activities. Net cash of $46.6 million was used in financing activities in the six-month period ended June 30, 2005, as compared to $162.1 million that was provided in the six-month period ended June 30, 2004.  Financing activities for the six-month period ended June 30, 2005 largely consisted of prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), prepayments of long-term debts secured by mortgages on Krokhals 5D and 5E ($1.8 million) refinancing of the mortgage on our Woodridge, IL facility ($6.2 million) which freed-up $6.0 million of previously restricted cash which is reflected above in investing activities, and other debt service ($1.3 million). Financing activities for the six-month period ended June 30, 2004 largely consisted of net proceeds from our convertible notes ($143.8 million), equity proceeds and a portion of the up-front monies received by us in the Information Rich Clinical Trial alliance with Merck ($13.6 million), proceeds in the liquidation of our two cross-currency swap ($9.7 million) and installment payments on debt and capital lease obligations ($5.9 million).

A portion of the proceeds from the sale of our headquarters facility at Sturlugata 8 went to prepay approximately $34.1 million of long-term debt that was secured by mortgages on the property, (our Tier A bonds, Tier B loan and March 2004 loan) and $4.5 million of short-term borrowings. We have leased the property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas per month (approximately $0.3 million as of June 30, 2005), subject to changes based on the Icelandic consumer price index. Under the terms of the lease we will continue to pay property taxes and insurance and will be responsible for the property’s maintenance. The monthly rent will be revised as of July 1, 2010 to reflect changes in capital markets as well as our credit quality. Under the terms of the lease, we have a right of first refusal on any sale of the property and a priority right to extend the term of the lease at its expiration. The lease provides us with the option to redenominate the rent in currencies other than Icelandic kronas at a predetermined rate as of July 1, 2007.

In March 2005, we refinanced the mortgage on our Woodridge, IL facility, paying-down $4.0 million on the existing mortgage and eliminating restricted cash collateral totaling $6.0 million.  The principal amount of the new mortgage ($6.2 million) is payable in monthly installments of $26,000 for five years and a final payment of $5.5 million due in June 2007.  The new mortgage carries an interest rate of three-month LIBOR + 2.25% (5.37% at June 30, 2005).

A portion of the proceeds from the sale of Krokhals 5D and 5E were used to prepay approximately $1.8 million of long-term debt that was secured by a mortgage on the property.  deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic kronas (approximately $0.06 million as of June 30, 2005) per month, subject to changes based on the Icelandic consumer price index.  The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement

Contractual Commitments.  Our major outstanding contractual commitments relate to the privately placed bonds, bank loans and property and equipment lease financings. Our contractual commitments as of June 30, 2005 were as follows:

			Payments Due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
3.5% senior convertible notes, including interest	$181,500	$5,250	$10,500	$10,500	$155,250
Long-term debt, including interest	7,079	910	6,169	0	0
Capital lease obligations, including interest	13,650	2,566	1,882	1,559	7,643
Operating leases	59,480	4,602	8,455	7,973	38,450
	$261,709	$13,328	$27,006	$20,032	$201,343

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

We incurred a net loss of $30.3 million for the six-months ended June 30, 2005, and had an accumulated deficit of $417.7 million at June 30, 2005. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and other collaborations, from contract services and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest customer, Roche, accounted for approximately 20% and 32% of the company’s consolidated revenue in the three-month periods ended June 30, 2005 and 2004, respectively, and 24% and 33% of the company’s consolidated revenue in the six-month periods ended June 30, 2005 and 2004, respectively. Revenue under our alliances with Merck accounted for approximately 17% and 17% of the company’s consolidated revenue in the three-month periods ended June 30, 2005 and 2004, respectively, and 18% and 18% of the company’s consolidated revenue in the six-month periods ended June 30, 2005 and 2004, respectively. The loss of any significant customer may significantly lower our revenues and affect the resources available to support our drug discovery programs.

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

Our subsidiaries, deCODE chemistry, Inc., deCODE biostructures, Inc., and Emerald Biosystems, Inc., provide services and products for third party customers who pay us on a fee-for-service or product basis.  In this function, we often synthesize compounds and provide recommendations for research direction for our customers.   We also provide contract research services in X-ray crystallographic structure determination of protein-ligand complexes for customers, and often recommend targets to customers based on these determinations.

We may be liable to our customers for damages if we perform such services negligently or with willful misconduct., or if we provide customers with defective products.  We also may be held liable for failure to meet specifications or failure to comply with other contractual conditions.  While our agreements with customers limit our liability and while we carry general commercial liability insurance, such contractual limitations may not be effective in the event of our material breach of the agreements, gross negligence, or willful misconduct and such insurance may not be adequate.   We also supply compounds for clinical trials conducted by our customers.   In doing so, we may provide materials requiring certification of compliance with Good Manufacturing Practices (cGMP) regulations applicable to production of such materials.  If we are found not to have complied with such requirements, we may incur liabilities related to such failures.  If participants in these trials suffer personal injury or death from adverse reactions to the test drugs, we could be held liable to our customers or the participants.  We maintain product liability insurance for claims arising from the use of products we supply.  However, such insurance may be in adequate.  Failure to perform to customer expectation also may limit future business from our existing customers, or could result in the holdback of certain payments due to us.

Our facilities where work for customers is conducted are subject to audits by FDA and by customers.  In the event we are found in non-compliance by FDA, there is a risk that such facility may be subject to corrective measures up to and including the closure of the facility.  Such closure would have impact on our ability to meet customer obligations as well as obligations relating to our internal programs.  Customer audits may lead to disputes regarding compliance with contractual terms, which could lead to potential disputes and/or liabilities as described above.

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

On June 30, 2005, we have $158.5 million of outstanding debt as reflected in our balance sheet. We may incur additional indebtedness in the future and our outstanding 3.5% Senior Convertible Notes do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Our operations involve a risk of injury or damage from hazardous materials, and if an accident were to occur, we could be subject to costly and damaging liability claims.

In the course of our work, we handle and produce hazardous materials and chemicals as well as compounds which may have known or unknown characteristics such as toxicity and reactivity with other compounds.  Although we have systems in place to manage such compounds and their characteristics, the risk of accidental contamination or injury from these materials cannot be completely eliminated.  Any such contamination or injury could result in negative effects to our personnel or facilities, which could lead to liabilities as well as impacting our ability to meet customer obligations and conduct our internal programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.7 million decrease in the fair value of our investments as of June 30, 2005. Due to the nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the company’s Convertible Notes, because the Convertible Notes bear interest at a fixed rate. Using the price in the latest trade in June 2005, the market value of the Convertible Notes was $136.8 million on June 30, 2005.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% increase in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.4 million on our Icelandic krona denominated assets and liabilities. We have historically used derivative financial instruments to hedge these general risks.

As of June 30, 2005 we did not have any financing arrangements that were not reflected in our balance sheet.

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

(b)Changes in Internal Controls. We are continuously seeking to improve the efficiency and effectiveness of our internal controls. This results in periodic refinements to internal control processes throughout the company. However, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the matters reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2005 except as follows.  On May 13, 2005, the court in the securities class actions filed against deCODE and certain of its officers and directors in September and October 2004 and consolidated in January 2005 approved the Notice of Agreed Motion and Proposed Order of Voluntary Dismissal filed by the plaintiffs on May 4, 2005, thereby terminating the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2005, we held our annual meeting of stockholders. The results of the voting on the proposals submitted to the stockholders at this meeting were as follows:

1.

Election of one Class I Director

NAME	FOR	WITHHELD
Goran Ando	37,077,219	3,390,007

2.

Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005

FOR	AGAINST	ABSTAIN
40,400,152	53,633	13,441

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

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

Dated: August 5, 2005

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