Form 10-Q
period 2005-09-30
DECODE GENETICS INC
filed 2005-11-09
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate number of shares of the registrant’s common stock outstanding on October 31, 2005 was 54,702,801 shares of common stock $.001 par value.

deCODE genetics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the three and six-month periods ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the three and nine-month periods ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

Item 6.	Exhibits

(a) Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	SEPTEMBER 30, 2005	DECEMBER 31, 2004
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,760	$70,238
Investments	139,252	122,082
Receivables	9,437	6,450
Other current assets	4,320	4,307
Total current assets	184,769	203,077
Restricted cash	0	6,000
Property and equipment, net	24,538	60,447
Goodwill	8,863	8,863
Other long-term assets and deferred charges	6,968	9,865
Total assets	$225,138	$288,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,575	$5,829
Accrued expenses and other current liabilities	11,510	9,528
Short-term borrowings	0	5,069
Current portion of capital lease obligations	1,344	1,745
Current portion of long-term debt	572	7,081
Deferred revenue	6,901	8,654
Total current liabilities	23,902	37,906
Capital lease obligations, net of current portion	291	1,194
Long-term debt, net of current portion	155,738	189,535
Deferred gain on sale-leaseback	28,138	0
Deferred revenue	6,218	7,221

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares Issued and outstanding: none	0	0
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 54,720,988 and 54,701,488 shares, respectively, at September 30, 2005; and 54,539,069 and 54,522,069 shares, respectively, at December 31, 2004	55	55
Additional paid-in capital	443,924	442,999
Notes receivable	(2,936)	(3,111)
Deferred compensation	(471)	0
Accumulated deficit	(429,103)	(387,465)
Accumulated other comprehensive (loss) income	(494)	38
Treasury stock, 19,500 and 17,000 shares stated at cost at September 30, 2005 and December 31, 2004, respectively	(124)	(120)
Total stockholders’ equity	10,851	52,396
Total liabilities and stockholders’ equity	$225,138	$288,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
REVENUE	$13,197	$11,022	$34,157	$30,939

OPERATING EXPENSES

Cost of revenue, including collaborative programs	9,149	10,451	27,082	32,104
Research and development - proprietary programs	10,989	6,507	30,069	16,010

Selling, general and administrative	4,840	4,339	13,692	14,191
Total operating expenses	24,978	21,297	70,843	62,305
Operating loss	(11,781)	(10,275)	(36,686)	(31,366)
Interest income	1,631	925	4,284	1,906
Interest expense	(1,686)	(2,716)	(5,775)	(6,028)
Other non-operating income and (expense), net	466	(436)	(3,461)	(2,329)
Net Loss	$(11,370)	$(12,502)	$(41,638)	$(37,817)

Basic and diluted net loss per share	$(0.21)	$(0.23)	$(0.78)	$(0.71)

Shares used in computing basic and diluted net loss per share	53,741,436	53,613,120	53,685,015	53,368,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,638)	$(37,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,894	8,871
Amortization of deferred compensation	129	949
Amortization of deferred financing costs	726	578
Amortization of deferred gain on sale of property	(910)	0
Charges for debt extinguishment	1,741	0
(Gain) loss on disposal of equipment	(3)	883
Loss on derivative financial instruments	0	1,465
Foreign currency exchange loss on Icelandic krona denominated debt	263	435
Other	11	132
Changes in operating assets and liabilities:
Receivables and other current assets	(3,085)	688
Accounts payable, accrued expenses and other current liabilities	(167)	2,347
Deferred revenue	(2,756)	2,082
Net cash used in operating activities	(39,795)	(19,387)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of investments	(183,140)	(99,488)
Sales and redemptions of investments	165,430	0
Purchase of property and equipment	(2,516)	(1468)
Proceeds from sale of property and equipment	62,452	39
Changes in restricted cash	6,000	0
Net cash provided by (used in) investing activities	48,226	(100,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	220	14,109
Proceeds from convertible debt offering, net	0	143,830
Proceeds from debt refinancing	6,211	0
Proceeds from swap close-out	0	9,720
Repayment of notes receivable for common stock	172	981
Debt refinancing cost	0	(478)
Repayments from short-term borrowings	(569)	911
Payments on line of credit	(4,500)	(2,000)
Repayments of debt and capital lease obligations	(48,443)	(5,687)
Net cash (used in) provided by financing activities	(46,909)	161,386
Net (decrease) increase in cash and cash equivalents	(38,478)	41,082
Cash and cash equivalents at beginning of period	70,238	68,669
Cash and cash equivalents at end of period	$31,760	$109,751
Supplemental cash flow information:
Cash paid for interest	$3,876	$4,556
Supplemental schedule of non-cash transactions:
Deferred gain on sale of property	$29,048	$0

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

2.              Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2005, the results of operations for the three and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004.  The results of operations for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which includes consolidated financial statements and notes thereto for the years ended December 31, 2004, 2003 and 2002.  Certain reclassifications have been made to prior year financial statements to conform to the 2005 presentation.

Beginning in 2004, deCODE began presenting cost of revenue in its statements of operations. To be consistent with the September 30, 2005 operating expense classifications, deCODE has reclassified previously reported research and development expenses for the three and nine-months ended September 30, 2004. These reclassifications between research and development expenses and cost of revenue had no effect on reported amounts of total operating expenses or operating loss.

3.              Revenue

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)

Research funding and other service fees	$8,226	$8,080	$23,265	$23,583
Milestone payments	434	628	932	849
Up-front, exclusivity, technology access, and technology development fees	2,000	1,079	4,038	3,079
Grant funding	1,908	271	4,799	1,697
Other	629	964	1,123	1,731
	$13,197	$11,022	$34,157	$30,939

deCODE receives contract and grant funding from various governmental agencies.  Revenue is generally recognized on these contracts/grants as costs are incurred.

Revenue from collaborations with Merck for the three and nine-month periods ended September 30, 2005 constituted 21% and 19% of consolidated revenue and 28% and 21% for the three and nine-month periods ended September 30, 2004.  Revenues from collaborations with Roche for the three and nine-month periods ended September 30, 2005 constituted 17% and 21% of consolidated revenue and 28% and 31% for the three and nine-month periods ended September 30, 2004.

4.              Research and Development—Proprietary Programs

deCODE’s research and development expenses are comprised of the costs of its own proprietary programs and consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)

Salaries and other personnel costs	$4,139	$2,631	$12,269	$6,850
Materials and supplies	970	1,135	3,167	2,498
Contractor services and other third party costs	4,009	828	9,073	2,044
Overhead expenses	1,153	339	3,185	1,274
Depreciation and amortization	685	1,471	2,342	3,103
Stock-based compensation and remuneration	33	103	33	241
	$10,989	$6,507	$30,069	$16,010

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Cost of revenue, including collaborative programs	$0	$31	$0	$288
Research and development - proprietary programs	33	103	33	241
General and administrative expense	22	2	138	29
Total	$55	$136	$171	$558

On a proforma basis, had compensation cost for all employee stock options been determined using the fair value method, deCODE’s net loss and basic and diluted net loss per share would have been reported as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)

Net loss attributable to common stockholders — as reported	$(11,370)	$(12,502)	$(41,638)	$(37,817)
Add: Stock-based compensation expense included in reported net loss	55	134	171	529
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,128)	(1,723)	(3,500)	(4,615)
Net loss — proforma	$(12,443)	$(14,091)	$(44,967)	$(41,903)
Basic and diluted net loss per share—as reported	$(0.21)	$(0.23)	$(0.78)	$(0.71)
Basic and diluted net loss per share—proforma	(0.23)	(0.26)	(0.84)	(0.79)

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

	September 30, 2005	September 30, 2004
	(Shares)	(Shares)
Warrants to purchase shares of common stock	2,729,873	3,124,724
Options to purchase shares of common stock	4,721,010	4,706,032
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	879,126	885,084
Convertible shares issuable upon conversion of 3.5% senior convertible notes	10,714,286	10,714,286
	19,044,295	19,430,126

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)

Net loss	$(11,370)	$(12,502)	$(41,638)	$(37,817)
Other comprehensive income (loss):
Foreign currency translation	(4)	2	(3)	2
Forward foreign exchange contracts	0	2	0	0
Unrealized loss associated with investments	(158)	(2)	(529)	(2)

Total comprehensive loss	$(11,532)	$(12,500)	$(42,170)	$(37,817)

8.              Investments

deCODE’s investments consist of auction rate securities, a corporate bond, US government securities and an intermediate term bond fund investment, all of which are classified as available-for-sale. Investments are available for current operations and are classified as current assets. Investments are carried at fair value with the unrealized holding gain or loss included in accumulated other comprehensive income. Fair value is generally determined with reference to quotations in active markets. Premium and discounts associated with investments in bonds are amortized using the effective interest rate method.  These investments as of September 30, 2005 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Auction rate securities	$92,190	$92,190
Corporate bond	2,000	1,950
US government debt securities	15,000	14,893
Intermediate term bond fund	30,567	30,219
	$139,757	$139,252

Gross unrealized holding gains and gross unrealized holding losses at September 30, 2005 were $437,000 and $942,000, respectively, and at December 31, 2004 were $27,000 and $2,000, respectively and are included in accumulated other comprehensive income.

Proceeds from the sale of investments available-for-sale for the nine-month period ended September 30, 2005 were $69,900,000 and none for the nine month period ending September 30, 2004. There were no realized gains or realized losses from the sale of investments available-for-sale in the three and nine-month periods ended September 30, 2005 and 2004.

9.              Short-Term Borrowings

In March 2005 and in connection with the sale-leaseback financing of Sturlugata 8 discussed in Note 10, deCODE repaid short-term borrowings of $4,500,000.  The remaining $228,000 on the short-term loan was paid off during the three months ended June 30, 2005.

10.       Debt, Property and Commitments

Sale-leaseback Financing

In March 2005, deCODE entered into a financing for the sale and leaseback of its headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54,767,000 after taking into account a forward foreign exchange contact entered into in connection with the sale of the property). As a result of the sale, the remaining net book value of the property ($29,278,000) has been removed from the balance sheet as of September 30, 2005, and the resulting gain has been deferred and is being recognized in earnings over the 15 year term of the leaseback.

A portion of the proceeds from the sale of Sturlugata 8 were used to prepay approximately $38,639,000 of short and long-term debt that was secured by mortgages on the property.  deCODE recorded a loss on early extinguishment of debt during the nine-month period ended September 30, 2005 amounting to $3,100,000 which consisted of (i) prepayment fees ($1,400,000), (ii) write-off of remaining unamortized finance costs related to the prepaid long-term debt ($1,394,000), and (iii) remaining unamortized discount on the prepaid long-term debt ($348,000).  The loss has been recorded in other non-operating expense in the accompanying Condensed Consolidated Statement of Operations.

deCODE has leased the Sturlugata 8 property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas per month (approximately $347,000 as of September 30, 2005), subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

In June 2005, deCODE entered into a financing for the sale and leaseback of its facility at Krokhals 5D and 5E, Reykjavik, Iceland.  The sale price for the property was 502 million Icelandic kronas (approximately $7,672,000 after taking into account the sales commission) of which $1,229,000 was paid in the third quarter of 2005.  As a result of the sale, the remaining net book value of the property ($4,029,000) has been removed from the balance sheet as of September 30, 2005, and the resulting gain ($3,559,000) has been deferred and will be recognized to earnings over the 15 year term of the leaseback.

A portion of the proceeds from the sale of Krokhals were used to prepay approximately $1,836,000 of long-term debt that was secured by a mortgage on the property.

deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic krona per month (approximately $66,000 as of September 30, 2005), subject to changes based on the Icelandic consumer price index.  The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

Mortgage Refinancing

In connection with a refinancing of the mortgage on its Woodridge, IL facility in March 2005, deCODE repaid its $4,000,000 existing mortgage, eliminated restricted cash collateral totaling $6,000,000 and entered into a $6,211,000 mortgage with the same financial institution.  The new mortgage carries an interest rate of three-month LIBOR + 2.25% (5.77% at September 30, 2005), payable in monthly installments of $26,000 for five years and a final payment of $5,500,000 due in June 2007.

Commitments

As of September 30, 2005, our contractual commitments are as follows:

		Less Than 1 Year	Payments Due by period		More than 5 Years
	Total		1-3 Years	3-5 Years
	(In thousands)
3.5% senior convertible notes, including interest	$181,500	$5,250	$10,500	$10,500	$155,250
Long-term debt, including interest	6,869	899	5,970	0	0
Capital lease obligations, including interest	1,728	1,385	314	29	0
Operating leases	73,935	5,692	10,558	10,096	47,589
	$264,032	$13,226	$27,342	$20,625	$202,839

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

In March 2004, deCODE refinanced its foreign currency debt, with the new instrument being a variable rate U.S dollar denominated debt. Following-on from this refinancing, deCODE reconsidered its two cross-currency swaps and decided to liquidate them realizing $9,720,000 in proceeds. deCODE realized a loss on this early termination that, together with unrealized losses on the swaps during the nine-months ended September 30, 2004, amounted to $1,465,000. Unrealized and realized gains and losses on these two cross-currency swaps are included in other non-operating income and (expense), net in the Condensed Consolidated Statements of Operations.

In March 2004, deCODE entered into five forward foreign exchange contracts with an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries. On the maturity date of each contract, deCODE sold $1,600,000 and deCODE received Icelandic krona at the contracted forward rate. These forward foreign exchange contracts were designated as economic hedges of the foreign currency salary cash flows and qualified for hedge accounting. The final contract matured in August 2004 and no new contracts were entered into during the remainder of 2004. During the nine-month period ended September 30, 2004, a loss of $11,000 was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

In March 2005, deCODE purchased for $214,000 three forward foreign exchange option contracts from an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries and other operating expenses. The forward foreign exchange option contracts provided deCODE the right but not the obligation to sell stated amount of U.S. dollars and receive Icelandic krona at the contracted forward rates. The forward foreign exchange option contracts to sell $10,000,000, $3,394,000 and $3,394,000, expired on June 10, June 30 and July 29, 2005, respectively.

The fair value of derivative instruments is sensitive to movements in the underlying market rates and variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

12.       Litigation

There has been no change in the matters reported in deCODE’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and 2004 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

In order to support our drug development infrastructure, to focus the use of our cash resources on our proprietary therapeutics programs, and to diversify risk in our overall drug development portfolio, we leverage our capabilities to form corporate alliances and to provide services to fee-paying customers. We also receive contract and grant funding from various governmental agencies.  We have formed drug and other product development alliances with Roche and Merck, among others. In addition to conducting work on our targets in our collaborative and internal programs, our medicinal chemistry subsidiary provides drug discovery services and contract manufacturing of therapeutic compounds for human clinical trials for our fee-for-service customers. Our other service offerings include protein crystallography products and instruments, as well as protein structure analysis contract services through our structural biology subsidiary; clinical trials services though our wholly owned subsidiary Encode; and DNA analysis services through our genotyping laboratory in Reykjavik.

We derive revenues primarily from research funding and other fees from our service customers and collaborative partners; milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute most of the rest of our revenues. While we are entitled to royalties or profit-sharing under the terms of some of our agreements, due to the extended time period for the development and commercialization of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts and do not expect to do so for several years, if at all. Our expenses consist primarily of research and development expenses.

We believe that ongoing work in genetics and advancing our drug development programs, particularly the conduct of clinical trials on a growing number of our compounds, will require significant and increasing expenditures. In 2005, we have conducted our Phase II clinical studies for DG031, our developmental compound for the prevention of heart attack; initiated our Phase I clinical program for DG041, our developmental compound for peripheral artery disease (PAD), which we previously referred to as peripheral arterial occlusive disease (PAOD), and initiated a Phase II trial in asthma. In late 2005 and the first half of 2006 we expect to finalize our protocol and begin enrollment for a Phase III trial for DG031; to conclude our Phase I program for DG041; and to conclude our Phase II trial in asthma. We are also advancing our preclinical work on our follow-on compound in heart attack and in our PDE4 inhibitor program for vascular disease/stroke, and expect these to be the next programs we bring into clinical development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

Following our sale of $150,000,000 of our 3.5% Senior Convertible Notes in April, 2004, we believe that we have sufficient cash resources to continue to fund our operations for several years and to advance our lead therapeutic programs through the next stages of clinical development. However, as we advance and broaden our drug development pipeline we will require significant additional capital for product development and so will continue to investigate additional avenues of financing. Our ability to obtain capital will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms, while more favorable conditions in those markets will present opportunities for us.

The difficulties facing the pharmaceutical industry present for us both near-term challenges and significant longer-term opportunities. One of the main issues confronting big pharmaceutical companies is their lack of promising new drugs to treat major indications. As many leading brand-name drugs come off patent and face generic competition, developing successful new medicines will become critical for filling the gap. In the short term, the financial pressures on pharmaceutical companies may be reflected in their research and development spending, making it more difficult for us to sign corporate alliances with significant up-front funding, or lengthening the time required to negotiate such deals. We believe that in the medium to longer term, however, companies such as ours may be well positioned to play an important role in filling the gap in the pipeline of new drugs, either alone or as partners of pharmaceutical companies. Our partnerships demonstrate that the industry is already investing in the development of new therapeutics based on our approach.

Research and Development Programs

The following is a summary of the development of our drug candidates in late pre-clinical or clinical development. Because of uncertainties involved in the drug development process, the actual timing for the events described below may differ materially from that provided in this summary.

•                  Our most advanced developmental compound is DG031 for the prevention of heart attack. In 2004 we conducted a Phase IIa clinical trial for DG031 in Iceland, and have conducted follow-on Phase II studies in Iceland this year. We have submitted an investigational new drug (IND) application for DG031 with the U.S. Food and Drug Administration (FDA) and expect to make similar filings in selected European countries. We have submitted the safety summary and results of the Phase II trials to the FDA and have conducted an end of Phase II meeting with the FDA. We are working with the FDA under a Special Protocol Assessment to finalize the protocol for a Phase III outcome trial for DG031 in the Americas, Iceland and Europe. The initiation of the DG-031 Phase III trial may be affected by timelines for manufacturing, packaging, labeling and shipping of clinical supplies, negotiating with CROs for clinical trial performance, and the approval process for the study protocol by local Institutional Review Boards (IRB) and/or the FDA.  We expect to begin enrolling patients for the Phase III trial in the first half of 2006.

•                  DG041 is our lead compound for the treatment of atherosclerosis of the extremities, or peripheral artery disease (PAD). DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of developing the disease. Our IND application for DG041 was accepted by the FDA in February 2005 and on this basis we began the first Phase 1 trial for this compound in the U.S. in March of 2005. The Phase I single-dose escalation trial was concluded in the second quarter 2005, and the results indicate that DG041 appears to be well tolerated at all dose levels tested. In particular, DG041 did not prolong bleeding time as compared to the placebo. Additionally, doses were identified which appear to completely inhibit platelet aggregation stimulated through the EP3 receptor. The multiple-dose and food effect Phase I trials of DG041 began in the second quarter 2005 and we expect to announce preliminary results from the Phase I program in the first half of 2006.

•                  In asthma, we are conducting a Phase II trial with a third party compound. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma.  We expect to announce preliminary results from this study in the first half of 2006.

•                  We are developing a compound to inhibit the LTA4 hydrolase, a protein encoded by a second gene within the same pathway targeted by DG031 that we have also linked to significantly increased risk of heart attack.  We expect to file an IND on an LTA4H inhibitor next year.

•                  We have begun a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche and working towards filing an IND on such a compound in 2006.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $10.6, $9.5, $3.9 and $5.4 million in our Myocardial Infarction (MI), PAD, stroke and asthma programs, respectively, from the beginning of 2003 to date. Inception to-date costs are not available as these costs were not historically tracked by program.

We have not applied for or received marketing approval from the applicable regulatory authorities in any country for any of our drug candidates. In order for us to achieve marketing approval in the U.S., the FDA must conclude that our clinical data establish the safety and efficacy of our drug candidate. Other countries have similar requirements. Historically, the results from pre-clinical testing and early clinical trials (through Phase II) have often not been predictive of success in later clinical trials. Many new compounds have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary marketing approvals. Additional risks and uncertainties involved in the development and commercialization of any products are described below under the caption “Risk Factors, Forward-Looking Statements, and Cautionary Factors That May Affect Future Results”. We expect that it will be several years, if ever, before we receive revenues from the commercial sale of our therapeutic products.

Furthermore, our strategy includes the option of entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. Entering into a collaboration with a partner at any point in the development or commercialization of a product is a business decision. When making this decision we do and will consider, among other matters, the complexity of the indication, the size, complexity and expense of necessary development and/or commercialization efforts, competition in the market and size of the applicable market, an assessment of our own resources—financial and operational, and an assessment of the resources of a potential partner. In the event that we do collaborate on any of the above programs in the future, a partner will have a level of control, which may be significant, over the pre-clinical development or clinical trial process for a product. As a result the completion date of such a partnered program could largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which proprietary drug candidate will be subject to future collaborative arrangements or how such arrangements would affect our development plan or capital requirements.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2005 and 2004

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

Financial highlights as of and for the three and nine-month periods ended September 30, 2005 include:

•                  At September 30, 2005, we had $171.0 million in cash, cash equivalents and investments compared to $198.3 million at December 31, 2004. The net utilization of just $27.3 million in the first nine-months of 2005 reflects costs associated with the advancement of our drug development programs as reflected in the $39.8 million cash used in operations, together with the net proceeds from the sale and leaseback of our Sturlugata and Krokhals faciltities in Reykjavik, Iceland ($22.0 million) and also the refinancing of the mortgage on our Woodridge, IL facility, during the nine-month period ended September 30, 2005.

•                  Research and development expense for proprietary programs was $11.0 million for the three-month period ended September 30, 2005 as compared to $6.5 million for the three-month period ended September 30, 2004.  Research and development expense for proprietary programs was $30.1 million for the nine-month period ended September 30, 2005 as compared to $16.0 million for the nine-month period ended September 30, 2004.  The increase in our research and development expenses for proprietary programs is the result principally of costs associated with the advancement of our lead drug development programs in clinical trials.

•                  In March 2005, we entered into a financing for the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54.8 million after taking into account a forward foreign exchange contract we entered into in connection with the sale of the property). As a result of the sale, we have removed the remaining net book value of the property ($29.3 million) from our balance sheet, deferred the resulting gain and have begun recognizing the gain to earnings over the 15 year term of the leaseback (remaining unamortized balance of $25.1 million as of September 30, 2005). Proceeds from the sale of Sturlugata 8 went to prepay approximately $38.6 million of short and long-term debt that was secured by mortgages on the property and, in this connection, we have recorded a loss on early extinguishment debt during the nine-month period ended September 30, 2005 amounting to $3.1 million. We have leased the property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas (approximately $0.3 million as of September 30, 2005) per month, subject to changes based on the Icelandic consumer price index. We are accounting for the leaseback as an operating lease.

•                  In June 2005, we entered into a financing for the sale and leaseback of our facility at Krokhals 5D and 5E, Reykjavik, Iceland.  The sale price for the property was 502 million Icelandic kronas (approximately $7.6 million after taking into account a sales commission).  As a result of the sale, the remaining net book value of the property ($4.0 million) has been removed from the balance sheet, and we have begun recognizing the deferred gain to earnings over the 15 year term of the leaseback ( remaining unamortized balance of $3.0 million as of September 30, 2005).  Proceeds from the sale of Krokhals were used to prepay approximately $1.8 million of long-term debt that was secured by a mortgage on the property.  deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic krona (approximately $0.07 million as of September 30, 2005) per month, subject to changes based on the Icelandic consumer price index.  The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

•                  Our revenue for the three-month period ended September 30, 2005 was $13.2 million as compared to $11.0 million for the three-month period ended September 30, 2004.  Our revenue for the nine-month period ended September 30, 2005 was $34.2 million as compared to $30.9 million for the nine-month period ended September 30, 2004.  Revenue for the three and nine-month periods ended September 30, 2005 generally reflects our strategic focus on drug discovery and development.  Specifically, the increase in revenue for the three and nine-month periods ended September 30, 2005 as compared to the same periods last year is on account of grant monies received, service contract fees, a technology access fee installment received from Merck, and also reflects the completion of research funding under the 2002 agreement with Roche offset somewhat by revenues in our alliance to co-develop inhibitors of PDE4.

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

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)

Research funding and other service fees	$8,226	$8,080	$23,265	$23,583
Milestone payments	434	628	932	849
Up-front, exclusivity, technology access, and technology development fees	2,000	1,079	4,038	3,079
Grant funding	1,908	271	4,799	1,697
Other	629	964	1,123	1,731
	$13,197	$11,022	$34,157	$30,939

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

Diagnostics.  In June 2001, we signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. We have added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases in order to help select the most effective treatment of those available.  Under the agreement we have received $39.6 million in research funding, up-front fees and milestone payments. We may receive $4.7 million in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $2.3 million and $3.1 million in the three-month periods ended September 30, 2005 and 2004, respectively, and $7.3 million and $9.5 million in the nine-month periods ended September 30, 2005 and 2004, respectively, representing 17% and 28% of consolidated revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 21% and 31% of consolidated revenue for the nine-month periods ended September 30, 2005 and 2004, respectively.  Costs incurred with these collaborative programs with Roche amounted to $1.5 million and $3.3 million in the three-month periods ended September 30, 2005 and 2004, respectively and $6.5 million and $13.0 million in the nine-month periods ended September 30, 2005 and 2004, respectively.

Merck & Co, Inc. (Merck).

Obesity.  In September 2002, we entered into a three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, we combined research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. During the three-year research program, that has now expired, we have received research funding, technology access fees and milestone payments in the aggregate amount of $25.3 million.  In addition, we may receive further technology access fees in the total aggregate amount of $2.0 million. Subject to Merck’s developing products based on collaboration discoveries, we may also receive development milestones and royalties. We have discovered three genes linked to obesity under this alliance, and Merck has generated a lead series of compounds against one of the targets we validated through our genetics research.

Revenues from this alliance with Merck amounted to $2.8 million and $2.2 million in the three-month periods ended September 30, 2005 and 2004, respectively, and $6.3 million and $5.6 million in the nine-month periods ended September 30, 2005 and 2004, respectively, representing 21% and 20% of consolidated revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 19% and 18% of consolidated revenue for the nine-month periods ended September 30, 2005 and 2004, respectively. Costs incurred with this alliance with Merck amounted to $0.8 million and $1.1 million in the three-month periods ended September 30, 2005 and 2004, respectively and $2.9 million and $3.5 million in the nine-month periods ended September 30, 2005 and 2004, respectively.

Information Rich Clinical Trials.  In February 2004, we entered into an agreement with Merck which provides that deCODE will conduct information-rich clinical trials on a range of Merck’s developmental compounds that Merck selects for inclusion in the program. The term of the alliance is seven years, subject to termination by Merck after five years. The collaboration involved three agreements: (a) a License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement. Under the terms of the License and Research Collaboration Agreement, we will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10 million. To date, Merck has not selected any compounds for development under the agreement that has advanced to patients.

Revenues from this alliance with Merck amounted to $0.0 million and $0.5 million in the three-month periods ended September 30, 2005 and 2004, respectively, and $0.2 million and $0.5 million in the nine-month periods ended September 30, 2005 and 2004, respectively, representing 0% and 5% of consolidated revenue for the three-month periods ended September 30, 2005 and 2004, respectively, and 1% and 2% of consolidated revenue for the nine-month periods ended September 30, 2005 and 2004, respectively. Costs incurred with this alliance with Merck amounted to $0.0 million and $0.8 million in the three-month periods ended September 30, 2005 and 2004, respectively, and $0.1 and $0.8 million in the nine-month periods ended September 30, 2005 and 2004, respectivley.

National Institute of Allergy and Infectious Diseases (NIAID).

On September 30, 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, a division of the U.S. National Institutes of Health. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. Revenue under this contract will be recognized as deCODE incurs costs related to the contract and we expect that we will expend funds generally ratably over the five-year term of the contract.  Revenues and costs attendant to this contract with the NIAID amounted to $1.2 million and $1.2 million in the three-month period ended September 30, 2005 and $3.2 million and $3.2 million in the nine-month period ended September 30, 2005, respectively.

Revenue for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months		2005 as Compared to 2004
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Revenue	$13,197	$11,022	$34,157	$30,939	$2,175	20%	$3,218	10%

Specifically, the increase in revenue for the three and nine-month periods ended September 30, 2005 as compared to the same periods last year is on account of grant monies received, service contract fees, a technology access fee installment received from Merck, and also reflects the completion of research funding under the 2002 agreement with Roche offset somewhat by revenues in our alliance to co-develop inhibitors of PDE4.

At September 30, 2005, we had $13.1 million in deferred revenue, compared to $15.9 million at the close of 2004. We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between quarters.

Cost of Revenue, including Collaborative Programs.  Cost of revenue, including costs incurred in connection with collaborative programs for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months		2005 as Compared to 2004
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for%)
Cost of Revenue, including Collaborative Programs	$9,149	$10,451	$27,082	$32,104	$(1,302)	(12)%	$(5,022)	(16)%

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

Our cost of revenue, including costs incurred in connection with collaborative programs for the three-months ended September 30, 2005 as compared to the same period in 2004 includes (ii) less in chemicals and consumables ($0.7 million), (iii) lower allocation of overheads, depreciation and amortization ($1.4 million), and (iv) an increase in contractor services ($0.5 million).

Our cost of revenue, including costs incurred in connection with collaborative programs for the nine-months ended September 30, 2005 as compared to the same period in 2004 includes (i) an overall decrease in salary and employee related expenses ($0.8 million), and (ii) less in chemicals and consumables ($1.8 million), together driving (iii) lower allocation of overheads, depreciation and amortization ($3.0 million).

The relative strengthening of the Icelandic krona versus the U.S. dollar over the periods presented has affected the U.S. dollar reported amounts of our expenses paid in Icelandic krona (e.g.,increases of approximately $0.4 million and $1.2 million for the three and nine-month periods ended September 30, 2005, respectively, on a portion of our salary and employee related expenses included in cost of revenue). Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue.

Research and Development—Proprietary Programs.  Research and development for proprietary programs for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months		2005 as Compared to 2004
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Research and Development - Proprietary Programs	$10,989	$6,507	$30,069	$16,010	$4,482	69%	$14,059	88%

The increase in our research and development expenses in proprietary programs results from our emphasis on and increasing expenditures in product development clinical work and pre-clinical preparations on our lead drug development programs. Importantly, based on the results of our Phase IIa clinical trial of DG031and follow-on Phase II studies in Iceland, we are designing an information-rich, multi-center, pivotal Phase III outcome trial in the Americas, Iceland and Europe to test DG031 for the prevention of heart attack, which we expect to begin after finalizing the protocol with the FDA under a Special Protocol Assessment.  Also, our IND application for DG041 was accepted by the FDA in February 2005 and on this basis we began the Phase I program for this compound in the U.S. in March of 2005.  The multiple-dose and food effect Phase I trial of DG041 began in the second quarter 2005 and we expect to announce preliminary results from the Phase I program in the first half of 2006.  In addition, we commenced a Phase II trial in Iceland for asthma with a third party compound during the second quarter of 2005.  Further, among other pre-clinical programs we are developing a compound to inhibit the LTA4 hydrolase, a protein encoded by a second gene within the same pathway targeted by DG031 that we have also linked to significantly increased risk of heart attack, and we have begun a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

Our research and development expenses for the three and nine-month periods ended September 30, 2005 and 2004 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)

Salaries and other personnel costs	$4,139	$2,631	$12,269	$6,850
Materials and supplies	970	1,135	3,167	2,498
Contractor services and other third party costs	4,009	828	9,073	2,044
Overhead expenses	1,153	339	3,185	1,274
Depreciation and amortization	685	1,471	2,342	3,103
Stock-based compensation and remuneration	33	103	33	241
	$10,989	$6,507	$30,069	$16,010

Increases in the research and developments costs of our proprietary programs (e.g., salaries and attendant costs, contractor services) will likely continue, particularly as we advance our clinical development and proprietary drug development programs. Further, we have granted salary increases to our personnel and have added clinical development executives to our staff – which will contribute to future increases in our research and development costs for proprietary programs.  Also, the relative strengthening of the Icelandic krona versus the U.S. dollar over the periods presented has affected the U.S. dollar reported amounts of our expenses paid in Icelandic krona (e.g., increases of approximately $0.3 million and $0.9 million for the three and nine-month periods ended September 30, 2005, respectively, on a portion of our salary and employee related expenses included in research and development). Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue.

Selling, General and Administrative Expense.  Selling, general and administrative expense for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months		2005 as Compared to 2004
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Selling, General and Administrative.	$4,840	$4,339	$13,692	$14,191	$501	12%	$(499)	(4)%

Our selling, general and administrative expenses for the three-month period ended September 30, 2005 increased as compared to the same period a year-ago with modest increases in most expense categories. Our selling, general and administrative expenses for the nine-month period ended September 30, 2005 decreased as compared to the same period a year-ago.  Legal expenses have increased $0.4 million for the nine-month period ended September 30, 2005 as compared to the same period in 2004 largely on account of increased activity around our intellectual property and patent applications.  Cost for contractor services, however, have decreased $0.4 chiefly due to efficiencies gained in this second year of implementation of the provisions of the Sarbanes Oxley Act of 2002.  There is also a relative decrease in our selling, general and administrative expenses for the nine-month period ended September 30, 2005 periods as compared to the same period a year-ago due to severance costs ($0.6 million) and an accrual for probable losses related to grant monies received in pre-acquisition periods of MediChem ($0.4 million) recorded in the 2004 periods.

We have granted salary increases to our personnel and are making efforts to recruit new members to our Board of Directors – which will increase our selling, general and administrative expenses.  Further, the relative strengthening of the Icelandic krona versus the U.S. dollar over the periods presented has affected the U.S. dollar reported amounts of our expenses paid in Icelandic krona (e.g., increases of approximately $0.1 million and $0.5 million for the three and nine-month periods ended September 30, 2005, respectively, on a portion of our salary and employee related expenses included in selling, general and administrative expenses).

Although we have experienced this relative currency exchange reversing somewhat of late, this general trend in the currencies may continue.

Stock Based Compensation and Remuneration Expense.  Stock based compensation and remuneration expense for the three and nine-month periods ended June 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months		2005 as Compared to 2004
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Stock Based Compensation and Remuneration Expense	$55	$136	$171	$558	$(81)	(60)%	$(387)	(69)%

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

Interest Income.  Interest income for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months		2004 as Compared to 2003
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Interest Income	$1,631	$925	$4,284	$1,906	$706	76%	$2,378	125%

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

Interest Expense.  Interest expense for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months		2005 as Compared to 2004
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Interest Expense	$1,686	$2,716	$5,775	$6,028	$(1,030)	(38)%	$(253)	(4)%

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

Other Non-Operating Income and Expense, Net.  Other non-operating income and expense for the three and nine-month periods ended September 30, 2005 and 2004 is as follows:

	For the Three Months		For the Nine Months		2005 as Compared to 2004
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2005	2004	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except for %)
Other Non-Operating Income and (Expense), Net	$466	(436)	$(3,461)	$(2,329)	$(902)	(207)%	$1,132	49%

Our other non-operating income and expense, net consists principally of the net impact of foreign exchange and unrealized and realized gains and losses on derivative financial instruments and, in the nine-month period ended September 30, 2005, loss on early extinguishment of debt.

As a consequence of the nature of our business and operations, our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to a gain of of $0.5 million and a loss of $0.4 million for the three-month periods ended September 30, 2005 and 2004, respectively, and losses of $0.1 million and $0.9 million for the nine-month periods ended September 30, 2005 and 2004, respectively.  The continued weakening of the U.S. dollar compared to the Icelandic krona during 2004 and 2005 was significant and, although we have experienced this relative currency reversing somewhat of late, this general trend in the currencies may continue to adversely affect our financial results.

Our losses on derivative financial instruments in the nine-month period ended September 30, 2005 ($0.2 million) resulted from three forward foreign currency exchange options we entered into as economic hedges against foreign exchange rate fluctuations that we expected may occur on our ISK-denominated operating expenses but that did not qualify for hedge accounting.

Our losses on derivative financial instruments in the nine-month period ended September 30, 2004 stem from the two cross-currency swaps we entered into as economic hedges against foreign exchange rate fluctuations that may have occurred on our foreign currency debt but that did not qualify for hedge accounting. In March 2004, we liquidated our two cross-currency swaps receiving $9.7 million in proceeds. We realized a loss on this early termination that, together with unrealized losses on the swaps during the nine-month period ended September 30, 2004, amounted to $1.5 million.

As a result of having prepaid the short and long-term debts that were secured by mortgages on Sturlugata we have recorded a loss on early extinguishment debt during the nine-month period ended September 30, 2005 amounting to $3.1 million and consisting of (i) prepayment fees ($1.4 million), (ii) write-off of remaining unamortized finance costs related to the prepaid long-term debt ($1.4 million), and (iii) remaining unamortized discount on the prepaid long-term debt ($0.3 million).

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($817 million from the beginning of 1999 to-date). Future funding under terms of our existing agreements is approximately $75 million excluding milestone payments and royalties that we may earn under such collaborations.

Although we rely on funded research arrangements for a portion of our revenue, we continue to invest in proprietary research and development and we will incur the costs of such activities. In the near term, this will require us to devote resources to our in-house drug and clinical development which we believe will better position us to capture the most value to us in our discoveries. As we identify promising discoveries for further development, we may choose to continue the development ourselves into and through clinical trials, regulatory approvals, manufacture, distribution and marketing. In other cases we are or will be working to varying degrees with partners. The decisions we make as to these matters will affect our cash requirements.

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

	For the Nine Month Periods Ended September 30,
	2005	2004
	(In thousands)

Cash provided by (used in):
Operating activities	(39,795)	(19,387)
Investing activities	48,226	(100,917)
Financing activities	(46,909)	161,386

Cash and cash equivalents, at end of period	31,760	109,751

Cash and Cash Equivalents.  At September 30, 2005, we had $31.8 million in cash and cash equivalents. Together with our investments at September 30, 2005 ($139.3 million), this balance has decreased just $27.3 million from the close of the year-ended 2004. Significant cash flows during the nine-month period ended September 30, 2005 include, the net proceeds from the sale and leaseback financing of our Sturlugata 8 headquarters facility ($54.8 million), the net proceeds from the sale and leaseback financing of our Krokhals facility ($7.6 million), prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), prepayments of short and long-term debts secured by mortgages on our Krokhals facility ($1.8 million), refinancing of the mortgage on our Woodridge, IL facility ($4.0 million), other debt service ($2.3 million), capital expenditures ($2.5 million), and costs associated with the advancement of our drug development programs as reflected in the $39.8 million of cash we used in operating activities during the nine-month period ended September 30, 2005.

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

At September 30, 2005, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At September 30, 2005, our investments are in auction rate securities, US government agency securities and a mutual fund.

Operating Activities. Net cash used in operating activities increased to $39.8 million for the nine-month period ended September 30, 2005 as compared to $19.4 million in the same period in 2004.  As more fully described above, the increase in use of cash in operating activities is most importantly attributable to the significant research and development investments being made in advancing our drug and clinical development programs.  The balance of our deferred revenue has decreased during 2005 as we recognize revenue as work progresses under collaborative contracts with significant up-front monies paid.  Also, during 2005, we have experienced lower average turnover of our receivables largely on account of monies due under grants.

Investing Activities. Our investing activities have consisted of short-term investments, capital expenditures and, in the nine-month period ended September 30, 2005, the sale and leaseback of our headquarters facilities at Sturlugata, and Krokhals 5D and 5E in Reykjavik, Iceland.

Investments made during the nine-month period ended September 30, 2005 consist mainly of auction rate securities, US government securities and in an intermediate term bond mutual fund.

We principally made replacement capital expenditures during 2004 and 2005 and did invest in certain equipment for our laboratories.  We have experienced the pace of necessary capital expenditures increase somewhat of late and this trend may continue.  Although we expect we will continue to make principally replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

As more fully described below, in March 2005, we entered into a financing with an Icelandic real estate company for the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54.8 million after taking into account a standard forward foreign exchange contact we entered into in connection with the sale).  In June 2005, we entered into a financing with an Icelandic real estate company for the sale and leaseback of our facility at Krokhals 5D and 5E, Reykjavik, Iceland.  The sale price for the property was 502 million Icelandic kronas (approximately $7.6 million after taking into account the sales commission).

Financing Activities. Net cash of $46.9 million was used in financing activities in the nine-month period ended September 30, 2005, as compared to $161.4 million that was provided in the nine-month period ended September 30, 2004.  Financing activities for the nine-month period ended September 30, 2005 largely consisted of prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), prepayments of long-term debts secured by mortgages on Krokhals 5D and 5E ($1.8 million) refinancing of the mortgage on our Woodridge, IL facility ($4.0 million) which freed-up $6.0 million of previously restricted cash which is reflected above in investing activities, and other debt service ($2.3 million). Financing activities for the nine-month period ended September 30, 2004 largely consisted of net proceeds from our convertible notes ($143.8 million), equity proceeds and a portion of the up-front monies received by us in the Information Rich Clinical Trial alliance with Merck ($13.6 million), proceeds in the liquidation of our two cross-currency swap ($9.7 million) and installment payments on debt and capital lease obligations ($6.8 million).

A portion of the proceeds from the sale of our headquarters facility at Sturlugata 8 went to prepay approximately $34.1 million of long-term debt that was secured by mortgages on the property, (our Tier A bonds, Tier B loan and March 2004 loan) and $4.5 million of short-term borrowings. We have leased the property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas per month (approximately $0.3 million as of September 30, 2005), subject to changes based on the Icelandic consumer price index. Under the terms of the lease we will continue to pay property taxes and insurance and will be responsible for the property’s maintenance. The monthly rent will be revised as of July 1, 2010 to reflect changes in capital markets as well as our credit quality. Under the terms of the lease, we have a right of first refusal on any sale of the property and a priority right to extend the term of the lease at its expiration. The lease provides us with the option to redenominate the rent in currencies other than Icelandic kronas at a predetermined rate as of July 1, 2007.

In March 2005, we refinanced the mortgage on our Woodridge, IL facility, paying-down the $10.2 million then existing mortgage and eliminating restricted cash collateral totaling $6.0 million.  The principal amount of the new mortgage ($6.2 million) is payable in monthly installments of $26,000 for five years and a final payment of $5.5 million due in June 2007.  The new mortgage carries an interest rate of three-month LIBOR + 2.25% (5.77% at September 30, 2005).

A portion of the proceeds from the sale of Krokhals 5D and 5E were used to prepay approximately $1.8 million of long-term debt that was secured by a mortgage on the property.  deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic kronas (approximately $0.07 million as of September 30, 2005) per month, subject to changes based on the Icelandic consumer price index.  The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement

Contractual Commitments.  Our major outstanding contractual commitments relate to the privately placed bonds, bank loans and property and equipment lease financings. Our contractual commitments as of September 30, 2005 were as follows:

		Less Than 1 Year	Payments Due by period		More than 5 Years
	Total		1-3 Years	3-5 Years
	(In thousands)
3.5% senior convertible notes, including interest	$181,500	$5,250	$10,500	$10,500	$155,250
Long-term debt, including interest	6,869	899	5,970	0	0
Capital lease obligations, including interest	1,728	1,385	314	29	0
Operating leases	73,935	5,692	10,558	10,096	47,589
	$264,032	$13,226	$27,342	$20,625	$202,839

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

We incurred a net loss of $41.6 million for the nine-months ended September 30, 2005 and $57.3 million for the year ended December 31, 2004, and had an accumulated deficit of $429.1 million at September 30, 2005.  We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services and under grants.  Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials).  We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term.  It may be several years before product revenues materialize, if they do at all.  As a result, we expect to incur net losses for several years.  If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

The use of some of our therapeutic products may be dependent upon the selection of patients using both clinical and genetic markers.  This may require co-development and clinical testing of the therapeutic drug and a related diagnostic product.  In the United States, drug approval could be delayed until we successfully obtain FDA approval of the related diagnostic product.  In addition, if the diagnostic test cannot be performed on a commercially viable basis, it may impede market acceptance of our approved therapeutic products.  To successfully co-develop and market a drug and diagnostic we may also need to establish and maintain successful partnerships with manufacturing and marketing partners for diagnostic products.  If necessary partnerships can not be established or maintained, the development of our therapeutics and/or diagnostics may be delayed or may fail.

Because revenues are concentrated, the loss of a significant customer would harm our business.

Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers.  Our largest customer, Roche, accounted for approximately 17% and 28% of our consolidated revenue in the three-month periods ended September 30, 2005 and 2004, respectively, and 21% and 31% of our consolidated revenue in the nine-month periods ended September 30, 2005 and 2004, respectively.  Revenue under our alliances with Merck accounted for approximately 21% and 28% of our consolidated revenue in the three-month periods ended September 30, 2005 and 2004, respectively, and 19% and 21% of our consolidated revenue in the nine-month periods ended September 30, 2005 and 2004, respectively.  The loss of any significant customer may significantly lower our revenues and affect the resources available to support our drug discovery programs.

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

The manufacture of our products for clinical trials and commercial purposes is subject to Good Manufacturing Practices (cGMP) regulations promulgated by the FDA.  In the event that we are unable to develop satisfactory manufacturing facilities or obtain or retain third-party manufacturing for our products, we will not be able to commercialize such products as planned.  We may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP and other regulatory requirements.  Our current dependence upon others for the manufacture of our products may adversely affect our ability to develop and deliver such products on a timely and competitive basis and, in the longer term, the profit margin, if any, on the sale of future products and our ability to develop and deliver such products on a timely and competitive basis.

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

Under laws and regulations in force in Iceland, including applicable European laws, directives and regulations, all information on individuals that is used in our population research is anonym zed under the protocols and supervision of the Data Protection Authority of Iceland.  If we fail to comply with these laws and regulations, we could lose public support for participation in our research and we could be liable to legal action.  Any failure to comply fully with all confidentiality requirements could lead to liability for damages incurred by individuals whose privacy is violated, the loss of our customers and reputation and the loss of the goodwill and participation of the Icelandic population, including healthcare professionals.  These eventualities could materially adversely affect our work in Iceland.

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

Through our wholly owned subsidiary Encode ehf., we conduct clinical trials of products we are developing and contract with drug companies and clinical research organizations to perform a wide range of services to assist them in bringing new drugs to market.  Our services include:

•                  supervising clinical trials;

•                  data and laboratory analysis;

•                  patient recruitment; and

•                  acting as investigators in conducting clinical trials.

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

We may be liable to our customers for damages if we perform such services negligently or with willful misconduct, or if we provide customers with defective products.  We also may be held liable for failure to meet specifications or failure to comply with other contractual conditions.  While our agreements with customers limit our liability and while we carry general commercial liability insurance, such contractual limitations may not be effective in the event of our material breach of the agreements, gross negligence, or willful misconduct and such insurance may not be adequate.  We also supply compounds for clinical trials conducted by our customers.  In doing so, we may provide materials requiring certification of compliance with cGMP regulations applicable to production of such materials.  If we are found not to have complied with such requirements, we may incur liabilities related to such failures.  If participants in these trials suffer personal injury or death from adverse reactions to the test drugs, we could be held liable to our customers or the participants.  We maintain product liability insurance for claims arising from the use of products we supply.  However, such insurance may be inadequate.  Failure to perform to customer expectation also may limit future business from our existing customers, or could result in the holdback of certain payments due to us.

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

In addition, we typically have the obligation to maintain the confidentiality of proprietary information of our customers.  While we have systems in place to ensure that such confidentiality is protected, we do conduct work on our internal projects at the same facilities where we work for our customers; therefore, there is an increased risk that customers may claim that we have violated our confidentiality obligations or used their proprietary information in our proprietary projects.

Increased leverage as a result of our convertible debt may harm our financial condition and results of operations.

On September 30, 2005, we had $157.9 million of outstanding debt as reflected in our balance sheet.  We may incur additional indebtedness in the future and our outstanding 3.5% Senior Convertible Notes (the “Notes”) do not restrict our future issuance of indebtedness.  Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We primarily expend or generate cash in U.S. dollars, our functional currency. We also publish our consolidated financial statements in U.S. dollars.  Currency fluctuations can affect our financial results because a portion of our cash reserves, our debt and our operating costs are in Icelandic kronas.  A fluctuation of the exchange rates of the Icelandic krona against the U.S. dollar can thus adversely affect the “buying power” of our cash reserves and revenues.  Most of our long-term liabilities are U.S. dollar denominated.  However, we may enter into hedging transactions if we have substantial foreign currency exposure in the future.  We may have increased exposure as a result of investments or payments from collaborative partners.

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

The patents we licensed from Bayer for DG031 expire in 2009 and 2012.  While we will seek to obtain one or more use patents protecting our proprietary rights to specific uses of this compound for a longer period, we cannot be certain that we will obtain such patents or that they will adequately protect us.  In addition, although we may seek to extend the term of one of the patents we licensed from Bayer and to obtain marketing exclusivity under the Hatch-Waxman Act and equivalent foreign statutes, we cannot be certain that we will be successful.  Expiration of patent(s) prior to regulatory approval may affect our ability to gain the full benefit of such possible term extension/marketing exclusivity.  Further, even if regulatory approval is received before patent expiration, the U.S. Patent and Trademark Office and/or FDA may not rule on our application for term extension in a timely manner.  If we cannot obtain new patents or fully extend the term of patent protection under one of the patents we licensed from Bayer, the amount of revenues that we will be able to derive from an approved product based on these patents may be adversely affected.

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

Patents on new drugs, which are also commonly referred to as “branded drugs” or “pioneer drugs”, face increased scrutiny and challenges in the courts from manufacturers of generic drugs who may receive benefits such as limited marketing co-exclusivity if the challenge is successful.  Such patent challenges typically occur when the generic manufacturer files an Abbreviated New Drug Application with the FDA and asserts that the patent or patents covering the branded drug are invalid or unenforceable, forcing the owner or licensee of the branded drug to file suit for patent infringement.  If any patents we obtain are subject to such successful patent challenges, our marketing exclusivity may be eliminated or reduced in time, which would thus adversely affect any revenue stream that we could otherwise expect from sales of our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, provide for prudent diversification of our investments, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities, U.S. government agency debt securities and an intermediate term bond fund investment. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.6 million decrease in the fair value of our investments as of September 30, 2005. Due to the nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the company’s Convertible Notes, because the Convertible Notes bear interest at a fixed rate. Using the price in the latest trade in June 2005, the market value of the Convertible Notes was $128.3 million on September 30, 2005.

As a consequence of the nature of our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.2 million on our Icelandic krona denominated assets and liabilities. We have historically used derivative financial instruments to hedge these general risks.

As of September 30, 2005 we did not have any financing arrangements that were not reflected in our balance sheet.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change in the matters reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2005.

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

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	Employment Agreement between deCODE genetics, Inc. and Daniel L. Hartman, effective as of July 15, 2005.

10.2	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 1, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2005

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

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	Employment Agreement between deCODE genetics, Inc. and Daniel L. Hartman, effective as of July 15, 2005.

10.2	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 1, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.