Form 10-K
period 2005-12-31
DECODE GENETICS INC
filed 2006-03-15
CIK 1022974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the common stock ($9.39 per share), as of June 30, 2005, was $486,747,834.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2006.

Class	Number of Shares
Common Stock, $.001 par value	54,874,548

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.                        Business

Overview

Headquartered in Reykjavik, Iceland, deCODE is a biopharmaceutical company applying its discoveries in human genetics to develop drugs for common diseases. Our population approach and resources enable us to isolate genes and drug targets directly involved in the development of many of the diseases which are the biggest challenges to public health. We are turning these discoveries into a growing pipeline of therapeutics aimed at combating the causes of disease, not just the signs and symptoms. As these diseases are common and current therapies are of limited effectiveness, we believe that our strategy represents a significant opportunity to create better medicine with major potential in the global marketplace.

We believe that deCODE’s advantage derives from our population approach to human genetics and the ability to apply this approach across the drug development process. In Iceland, we have comprehensive population resources that enable our scientists to efficiently conduct genome- and population-wide scans to identify key genes and gene variants contributing to common diseases. The proteins encoded by these genes, and other proteins with which they interact in the disease pathway, offer drug targets that we believe are directly involved in the onset and progression of disease. Small-molecule drugs that target these proteins may therefore represent a direct means of modulating the onset or progression of the disease.

Through our medicinal chemistry and structural biology subsidiaries based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group designs and implements our clinical development programs. By leveraging the capabilities of Encode, our wholly-owned clinical research organization in Reykjavik, and our expertise in genetics and drug and disease modeling, we are able to make the drug development process a more efficient and sensitive means of testing and optimizing the therapeutic and commercial potential of new drugs. In certain programs we have also taken advantage of the fact that drug targets we have identified through our genetics research have already been targeted by other companies to develop compounds for other indications. By licensing these compounds or entering into co-development arrangements, we have been able to bypass several years of drug discovery and development and enter directly into Phase II clinical trials.

At the beginning of 2006, we have five lead drug discovery and development programs, including three compounds in clinical trials. The most advanced of these programs are in heart attack, peripheral artery disease (PAD), and asthma. We have successfully completed a series of Phase II clinical trials in Iceland for DG031, a compound we licensed from Bayer HealthCare AG that we are developing for the prevention of heart attack. In 2006, we plan to initiate a multi-center, Phase III clinical trial for DG031. In early 2006, we concluded the Phase I clinical program for DG041, our compound for PAD, a form of atherosclerosis that constricts blood flow to the legs and arms. This program showed DG041 to be well-tolerated and to effectively inhibit platelet aggregation without increasing bleeding time, and we plan to begin a Phase II clinical trial in the first half of this year. In asthma, we are conducting a Phase II trial on behalf of the developer of a compound originally designed as a treatment for a different disease. We expect to have data on this trial as early as the second quarter of 2006. Also, in 2006, we expect to file Investigational New Drug applications (INDs) for DG051, our follow-on compound for the prevention of heart attack, and for DG061, a novel compound for the treatment of pain.

We are also applying our findings to create DNA-based diagnostics. Because such tests analyze the same links between genetic variation and disease that we have used to identify drug targets, they can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug.

deCODE also leverages its capabilities to provide services to fee-paying customers. Our services and products include medicinal chemistry, structural biology, clinical trials, genotyping, and instruments and software. deCODE also provides services to fee-paying customers, enabling them to take advantage of deCODE’s capabilities. Revenue from these activities helps to support our drug discovery and development infrastructure, and conserve our cash resources for use in our proprietary therapeutics programs

deCODE, is a Delaware corporation, incorporated in 1996. Our principal executive offices are located at Sturlugata 8, Reykjavik, Iceland. Our telephone number is +354-570-1900 and our website address is www.decode.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains on internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

References in this report to deCODE, the “Company”, “we” and “us” refer to deCODE genetics, Inc., a Delaware company: to deCODE genetics, Inc.’s wholly owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries, as well as to deCODE genetics, Inc.’s wholly-owned subsidiaries deCODE chemistry, Inc. and deCODE biostructures, Inc., Delaware corporations, and their subsidiaries.

Our target discovery programs and drug development pipeline

We have actively studied the genetics and pathology of over 50 different common diseases using our population genetics approach. Our clinical and pre-clinical programs include diseases where deCODE has mapped a gene to genome-wide significance and diseases where deCODE has identified genetic variations that are associated with increased risk of developing a disease. We validate genetic variations associated with elevated disease incidence in populations outside of Iceland and use a variety of biological methods to prioritize the most promising targets for drug discovery and development. Other prioritization criteria include both medical and business considerations.

Based on our findings and prioritization criteria we are actively pursuing target discovery, pre-clinical and clinical development in 32 different therapeutic areas, including heart attack where we are developing two drugs. Our 5 most advanced programs that are in clinical development or at a late stage in pre-clinical development are listed in the following table.

Dates reflect the earliest expected time based on deCODE’s own expectations that the compound may be entered into development (following an Investigational New Drug application) or enter the given phase of clinical trials.

Therapy area	Compound	IND	Phase I	Phase II	Phase III
Cardiovascular
Heart attack	DG031	■	■	■	2Q06
Heart attack	DG051	3Q06
Peripheral Arterial Disease	DG041	■	■	1H06
Inflammatory
Asthma		■	■	«
Central Nervous System
Pain	DG061	4Q06

Legend:   ■ Phase completed   « Phase expected to end 2Q06

In addition to the late stage programs in drug discovery and development, deCODE is actively pursuing gene discovery and target validation in the following programs: addiction to alcohol, addiction to nicotine, Alzheimer’s disease, anxiety, atopy/allergy, autism, benign prostatic hypertrophy, chronic obstructive pulmonary disease, coronary artery restenosis, endometriosis, hypertension, infectious diseases, migraine, diabetes type 2, obesity, osteoporosis, Parkinson’s disease, polycystic ovary syndrome, preeclampsia, psoriasis, restless leg syndrome, rheumatoid arthritis, schizophrenia, sleep apnea, vascular disease/stroke and various forms of cancer.

Our strategy and approach: From genes to drugs

The primary focus of deCODE’s business strategy is the discovery and commercialization of novel therapeutics based upon our gene discoveries. We believe our population approach and unique competence in human genetics give us a competitive advantage, one which we are able to apply across the breadth of drug development, from target discovery through clinical trials.

Human genetics offers several advantages as a foundation for developing better drugs. We believe most medicines today are compounds that are aimed at treating the symptoms of disease, seldom the underlying causes. The reason is that to date the basic biology and pathogenesis of most of the big public health challenges—such as heart attack, stroke, obesity, diabetes or asthma—are poorly understood. These diseases are common because of their complexity, and arise due to the interplay of both genetic and environmental factors. Human genetics offers a means of unraveling this complexity and a window into the biology of disease. Through the identification of key genes involved in predisposition to a given disease, it is possible to study the proteins these genes encode and to develop an understanding of the biological pathway of the disease. Drugs targeting key elements in the pathway may be able to effectively disrupt the disease process.

Using our population approach and resources, we can efficiently conduct population- and genome-wide scans to hone in on key genetic factors involved in any common disease. We believe deCODE is a world leader in gene discovery in the common diseases. As of the beginning of 2006 we had isolated fifteen key genes involved in eleven common diseases with major unmet medical need. These genes have provided us with drug targets we believe are rooted in the basic biology of human disease, enabling us to pursue drug discovery and development work on a small number of targets with high potential therapeutic impact.

The isolation of genes contributing significant risk for common diseases requires the ability to gather and correlate detailed information on disease and genetic variation across as large a group of people as possible: ideally, across an entire population. To do this effectively it is also critical to have accurate and comprehensive genealogical records, the only means for tracing how the genetic components of disease travel between generations. We believe a population with all three sets of data—genetic, medical and genealogical—is the scarce resource in human genetics. In Iceland, deCODE has brought this information together. Along with its genealogy database covering the entire present day population and stretching back to the founding of the country more than 1000 years ago, deCODE has gathered genotypic and medical data from more than 110,000 volunteer participants in our gene research in Iceland—over half of the adult population.

Using our genealogy database, our scientists can link together patients affected by any disease into large extended families. Applying high-throughput genotyping and proprietary data-mining instruments, we first “map” genes through linkage analysis, honing in on small segments of particular chromosomes that related patients share to a much higher degree than would be expected by chance. More detailed analysis of these regions with denser sets of markers enables us to isolate the key genes associated with risk of the disease, as well as the variants or haplotypes of these genes that are highly correlated with the disease.

Unlike companies studying predetermined genes, gene expression patterns, or genes in animal models, deCODE’s approach allows for a virtually hypothesis-free discovery process that can pinpoint key inherited causes of human disease in a human population. Following the isolation of major genes, we analyze the proteins the genes encode, the biological function of these proteins, and the interaction of these with other proteins in an effort to identify the biological pathway of a given disease. In most cases, the proteins encoded by the disease-genes themselves serve as good drug targets. If they do not, other points in the disease pathway may be selected for therapeutic intervention. The development of DG041 for atherosclerosis (PAD) is an example of how we have gone from the isolation of a disease gene to a compound in clinical trials using our own target and drug discovery capabilities. The development of DG031 for heart attack is an example of how we can accelerate the drug development process based upon our target discovery work by in-licensing a promising existing compound. In our program in pain, our chemistry group has utilized work in the pathway we identified in our PAD program to rapidly advance a lead pre-clinical compound. With this compound, DG061, we aim to pursue the major opportunity that exists for developing effective alternative drugs to the selective Cox-2 inhibitors and other non-steroidal anti-inflammatory drugs (NSAIDs).

We are also applying our unique capabilities in human genetics to make the clinical development process a more efficient and effective means of evaluating the therapeutic potential of new drugs. In an information-rich clinical trial (IRCT) we can integrate the same data used to identify drug targets to select participants whom we believe are susceptible to a particular disease. This enables trials that are smaller and more efficient than traditional trials, and the results can be applied to understand not just whether people respond to a drug but who responds best and why. We believe this offers a means for better managing risk in the development process; speeding drug development; lowering cost; and maximizing the patient benefit from, and market potential of, new drugs.

deCODE has integrated capabilities for drug discovery and development, ranging from in vitro and model organism-based biology through structure-based drug design, medicinal chemistry and Current Good Manufacturing Practices (cGMP) manufacturing. These capabilities enable us to speed the discovery of developmental compounds and maximize the value coming out of our gene discovery work.

Our biology group, based in Reykjavik, conducts functional work on genes we have isolated, drawing out the biological pathways of disease and identifying optimal points for therapeutic intervention. Through the design of biological assays and screening of compound libraries we are able to identify compounds that effectively block or stimulate target proteins.

Our structural biology group on Bainbridge Island, near Seattle, is one of the leading groups in the industry in protein expression and three-dimensional protein structure determination. The analysis of three-dimensional images of target proteins and how they are bound by therapeutic compounds provides our drug discovery teams with new insight into the nature of compounds that may be able to deliver maximum therapeutic effect. The structural biology group has also developed automation hardware, software and protein crystallization products which we sell to research organizations and laboratories around the world. The group also provides fee-based services to a large number of clients.

deCODE’s chemistry group based outside Chicago conducts lead discovery, medicinal chemistry and production of cGMP materials in quantities sufficient for pre-clinical and clinical studies. The group employs advanced tools for absorption, distribution, metabolism and excretion (ADME) profiling, physicochemical property optimization and pre-formulation. While some of these resources are used for our internal drug discovery projects, the chemistry group also provides a full range of services to external clients.

deCODE’s product development group based in Brighton, Michigan, is responsible for the design and execution of clinical development programs. This group was expanded in 2005 to advance the rapidly expanding pipeline of developmental compounds coming out of deCODE’s target and drug discovery work. We bring genetic, biological and clinical data to bear on the breadth of the drug development process which we believe makes our clinical trials sensitive and efficient instruments for testing new drugs and for reducing late stage attrition. The product development group also works with deCODE’s informatics and statistics group to process, analyze, interpret, and report clinical trial data.

This comprehensive infrastructure for drug discovery and clinical development allows deCODE to pursue product development in-house; partner projects on favorable terms; and pursue in-licensing opportunities of existing compounds based on information about the specific qualities we wish to see in a developmental drug. With the strengthening of our clinical development resources, deCODE is rapidly growing its capacity to leverage its genetics discoveries and develop innovative new drugs and diagnostics, with the aim of using our knowledge of the pathology and biology of disease to lower costs and cut development time. At the same time, we are also leveraging our capabilities in genotyping, structural biology and chemistry to generate revenue for the Company in the near-term through our fee-for-service service offerings.

Our clinical programs

The descriptions below of our clinical development programs of DG031, DG041 and our Phase II study of an asthma treatment illustrate what we believe to be the advantages of our approach for making better drugs.

Our clinical programs: DG031 for the prevention of heart attack

Our program in heart attack (also called myocardial infarction or MI) is an example of how our population genetics approach is pointing the way toward the discovery and effective clinical development of new, more effective drugs targeting the root biological causes of disease.

Heart attack is the leading killer in the industrialized world. Nearly half of men and one-third of women who reach the age of forty will suffer a heart attack in their lifetime. Currently, there are effective drugs for treating some of the contributing risk factors for heart attack, such as high-cholesterol, diabetes and hypertension. However, we believe that there are no existing drugs aimed at preventing the pathogenesis of the disease itself. Our work is focused on meeting this need based upon a better understanding of the biological processes that lead to heart attack.

Through a population-based, genome-wide study involving hundreds of heart attack patients from across Iceland, deCODE scientists discovered common variants in the gene encoding FLAP, or 5-lipoxygenase activating protein, that confer a nearly twofold increased risk of the disease. This represents a risk at least as great as elevated cholesterol. The FLAP protein regulates the synthesis of leukotrienes, molecules known to be potent drivers of inflammation. Our functional studies showed that the at-risk variants of the FLAP gene led specifically to increased production of leukotriene B4 (LTB4). LTB4 is produced by cells in the atherosclerotic plaques that build up inside artery walls. Inflammation in plaques contributes to their instability and propensity to rupture, the event directly preceding most heart attacks.

Our isolation of the FLAP gene therefore provided compelling evidence that we had identified a basic mechanism increasing risk of heart attack. Further genetics and functional research added weight to this discovery. We found that individuals who had previously suffered a heart attack but who did not have one of the at-risk versions of the FLAP gene also produced more LTB4 compared to people with no history of heart disease. This finding supports our belief that we have identified a major biological process involved in heart attack in general—and a pathway through which both genetic and environmental risk factors act.

deCODE scientists also isolated another gene further down the leukotriene pathway from FLAP. One variant of this gene in particular, which we refer to as HapK, confers increased risk of heart attack. The protein encoded by this gene, the leukotriene A4 hydrolase (LTA4H), is directly involved in producing LTB4. In line with the functional work on the at-risk variants of the FLAP gene, HapK appears to confer increased risk of heart attack by increasing the production of LTB4. The role of the at-risk versions of both the FLAP and LTA4H genes in increasing risk of heart attack has been confirmed in studies in Europe and the United States.

These findings have pointed us to a novel, direct and potentially powerful therapeutic approach for preventing heart attack: inhibiting the activity of the branch of the leukotriene pathway that produces LTB4. In October of 2003, deCODE in-licensed a compound from Bayer AG, now known as DG031, that inhibits leukotriene synthesis through its binding to FLAP. Because of the extensive safety and clinical data already gathered on the compound through previous clinical testing in another indication, in-licensing enabled us to advance directly into Phase II clinical testing.

In 2004 and 2005, deCODE conducted a series of Phase II clinical trials for DG031. The main purpose of these trials was to examine whether by inhibiting FLAP with various dose levels of DG031 it would be possible to reduce levels of LTB4. These trials enrolled a total of 368 patients with a history of heart attack and the at-risk variants of either or both the FLAP and LTA4H genes. The results demonstrated that DG031 was well-tolerated and reduced production of LTB4 in a dose-dependent manner. This effect was on top of the effects of the current standard of care, including a majority of patients who were taking statins.

The Phase II program thus demonstrated that DG031 can effectively help correct the biological process through which genetic predisposition to heart attack manifests itself. Moreover, the nature of this process has an important bearing on the therapeutic potential of DG031 and other compounds targeting the products of disease genes in common diseases. In our work in heart attack, as in virtually all of the programs in which we have identified genes, genetic susceptibility appears to act primarily by either up-regulating or down-regulating the activity of an important biological pathway. That is, the genetic variants correlated with common diseases appear to push individuals to one extreme or other of what is probably a normal distribution of the activity of a given biological pathway. We believe that this is the reason why in many instances we find both at-risk and protective variants of the same genes.

This is important from a therapeutic perspective because it means that while it may be most efficient and of greatest immediate medical benefit to first develop such treatments for those at highest risk, in order to bring them down the risk spectrum, the eventual therapeutic goal from a public health perspective may be much broader: to bring everyone, even those at “average” risk, down to the risk profile of those who are least likely to suffer the disease. This is the paradigm that has, for example been followed with the statin drugs. These were first developed to treat those with extremely high levels of LDL cholesterol. However it is now widely accepted that that they may be of benefit to just about anyone middle aged or older who may be at risk of cardiovascular disease and whose LDL levels are not already very low.

We are also applying our genetics discoveries to optimize the late-stage clinical development process. The most striking replication of the at-risk variant of the LTA4H gene, known as HapK, was made through analysis of genotypic and heart disease data in African American participants in deCODE’s studies in the United States. Among African Americans the at-risk variant is less common than it is among Americans of European descent, but whereas people of European origin who carry HapK are at a 16% increased risk of heart attack compared to controls, African Americans with HapK are at an approximately 250% increased risk. This is a major discovery from a public health perspective, and it is one we are using to help us to design an effective Phase III clinical trial for DG031. By focusing recruitment on the group of patients who are at highest risk through the pathway targeted by the compound, we believe we can design a small and highly sensitive trial with the highest possible likelihood of success, at the same time testing the drug in the group that should derive the greatest immediate benefit from a new drug.

We are designing the Phase III trial under a Special Protocol Assessment with the FDA. The trial we have proposed is a multicenter Phase III study that will focus on African Americans who carry HapK and have a history of heart disease. We hope to initiate enrollment for this trial in the second quarter of 2006.The primary endpoint of the trial will be to measure DG031’s effectiveness in reducing the composite endpoint of cardiovascular death, non-fatal heart attack, stroke, hospitalization for heart attack and the need for urgent revascularization.

Before a Phase III study can be conducted we must obtain regulatory approvals as well as the approval of institutional review boards for patient recruitment at the various sites participating in the multi-center trial. We need to contract with an outside party who will be responsible for recruiting participating physicians and patients. We also need to contract with manufacturers for the supply of the drug substance and drug tablets, conforming to our time constraints and regulatory standards, which in turn depends on the timely availability of ingredients and the successful manufacture of the clinical supplies. We are in the process of obtaining the proper approvals, and have contracted with outside suppliers for production and packaging of the clinical supplies and with a contract research organization for organization of the study.

As a follow-on to DG031, we are developing DG051, an inhibitor of LTA4H, a different target in the leukotriene pathway. DG051 is also aimed at decreasing the production of LTB4. It appears to provide potent inhibition of LTB4 production, is orally bioavailable, and appears to have minimal potential for drug-drug interaction. We anticipate filing an investigational new drug (IND) application on DG051 in 2006.

Our clinical programs: DG041 for the treatment of PAD

In our program in peripheral artery disease (PAD), we went from the isolation of a disease gene to the conclusion of a Phase I clinical program in little over four years. This represents a significant improvement on the average development time for comparable compounds in the pharmaceutical industry.(1) We believe that our efficiency in this program is the result of two strengths in our approach: our use of human genetics for target discovery, which provides us with a small number of targets directly implicated in the cause of disease and the focus and quality of our drug discovery groups.

PAD is a vascular disorder that affects over 10% of the population and one in five people over the age of 70. The initial symptoms include intermittent pain in the legs while walking or exercising, due to the narrowing by atherosclerotic plaques of one or more major arteries in the legs. The restriction of blood flow leads to insufficient oxygenation of muscle tissue. As the disease worsens it can lead to tissue damage, ulceration and gangrene, and in extreme cases may require the amputation of the affected limb. The disease is under-diagnosed, and the current mainstay of treatment is surgery to bypass the occluded vessels. Currently, no drug treatment is available that targets the underlying causes of PAD or prevents its progression.

(1)          J.A. DiMasi et al., Journal of Health Economics 22 (2003) 151—185.

With our developmental compound DG041 we hope to directly address this need. Our population genetics studies identified versions of the gene encoding the EP3 receptor for prostaglandin E2 (PGE2) that correlate with a significantly increased risk of the disease. Functional analysis underscores the important role of EP3 in modulating the biology of the platelet. Binding of PGE2 to EP3 is known to increase platelet aggregation, a process we believe may play a role in the disease.

DG041 is an inhibitor of the EP3 receptor, and the first clinical candidate developed entirely through deCODE’s own capabilities in gene discovery and drug development. It is a novel, first-in-class, orally-administered small molecule for the treatment of PAD. In early 2005, deCODE submitted an IND for DG041 to the FDA and initiated a Phase I clinical development program. Early results in Phase I trials showed DG041 to be well-tolerated and to effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. Based on our findings in the fall of 2005 our chemistry unit developed a new formulation that increased the bioavailability of DG041 by nearly four fold. Consequently we initiated subsequent dose escalation studies on this formulation and concluded the Phase I trials in February 2006. Nearly 200 healthy subjects were exposed to DG041 in these studies at doses up to 1600mg/day for seven days. The results of the Phase I program showed DG041 to be well-tolerated, without any drug-related significant adverse events noted, and that DG041 can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. We expect to begin a Phase II clinical trial in the first half of 2006.

Our clinical programs: Third party compound in asthma

In 2005, deCODE began a Phase II clinical trial in asthma on behalf of the developer of a compound initially developed for another indication. This compound targets a gene previously isolated by deCODE that plays an important role in the inflammatory cascade involved in the development of asthma. The Phase II trial, which is being conducted in Iceland by our subsidiary Encode, is a randomized, double-blind and placebo-controlled trial that examines safety and tolerability of the drug, as well as the effectiveness of the drug in improving lung function and reducing airway inflammation at the various dose levels as measured by various clinical tests and biomarkers. Under the terms of the agreement with the developer of the compound, deCODE will receive milestone payments based on success in clinical development and royalties on sales of a marketed drug.

Diagnostics

We believe diagnostics represent an additional avenue for creating value from our gene discoveries. Since genetic variants linked to disease are by definition markers of disease susceptibility, we can apply the same findings we employ in our drug discovery efforts to the development of DNA-based diagnostic tests. We believe that such tests may be useful as a means for identifying patients who are likely to respond well to drugs that target the same disease pathway, and to identify individuals who are at a particularly high risk of a given disease. We also have expertise for developing diagnostics to gauge individual responsiveness to existing drugs, which are commonly referred to as pharmacogenomic tests. We have not commercialized any diagnostic products and we may never do so.

Drug discovery and development services

In order to offset the cost of maintaining its proprietary drug development infrastructure, deCODE utilizes its capabilities in medicinal chemistry, structural biology and clinical trials to offer contract services to fee-paying customers, principally pharmaceutical and biotechnology companies.

•       Our medicinal chemistry subsidiary, deCODE chemistry, Inc., based in Woodridge, Illinois, provides a full range of drug discovery technology and services using multiple integrated high-throughput technologies to streamline the drug discovery process.

•       Our structural biology subsidiary, deCODE biostructures, Inc., based in Bainbridge Island, near Seattle, determines three-dimensional X-ray crystal structures of target proteins for structure-based drug design and development.

•       Our clinical research organization subsidiary Encode conducts information-rich clinical trials for our proprietary programs and for contract customers, principally pharmaceutical and biotechnology companies.

Additional service offerings

At our research facility in Reykjavik, we have what we believe is the highest-throughput microsatellite genotyping laboratory in the world, capable of generating tens of millions of genotypes per month. In addition to the capability to genotype a large number of microsatellite markers in parallel, both rapidly and efficiently, the laboratory has efficient procedures to type focused subsets of both microsatellites and single nucleotide polymorphisms (SNPs). We also have in place efficient, automated systems for all stages of the genotyping process, from DNA isolation and amplification to plate preparation and the generation, storage and analysis of genotypic data. Our customers for genotyping services include pharmaceutical companies, research consortia and academic institutions.

Collaborations

F. Hoffmann-La Roche (Roche).

Therapeutics.   In 2002, we entered into an agreement with Roche to collaborate on four diseases that had been the subject of an earlier collaboration with Roche. Under this agreement, which expired on February 1, 2005, we are entitled to receive royalties on the sales of any drugs that are developed coming out of work conducted under this alliance. Under this agreement we discovered genes linked to diabetes and Roche continues drug discovery based on one of these discoveries. We may receive milestone payments as Roche advances compounds through the development process as well as royalties on successfully marketed drugs.

In November 2004, we signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under the agreement, as of the end of 2005, we received $2.0 million of research funding. We and Roche will share drug discovery and clinical trials costs under this new agreement, and we may receive an additional $4.0 million of research funding over the remaining term of the agreement as well as milestone payments and royalties based on drug sales.

Diagnostics.   In June 2001, we signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics to gauge predisposition to major diseases and to predict responsiveness to major therapeutics used to treat those diseases. Under the agreement we have, as of the end of 2005, we received $41.1 million in research funding, up-front fees and milestone payments. We may receive $3.1 million in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Merck & Co, Inc. (Merck).

Obesity.   In September 2002, we entered into an alliance with Merck aimed at developing new treatments for obesity. The research and development portion of the agreement expired in September 2005. Under this agreement we discovered three genes linked to obesity, and Merck has generated lead series of compounds against one of the targets we have validated through our genetics research. We may receive milestone payments as Merck advances compounds developed under the alliance through the development process, as well as royalties on successfully marketed drugs.

Information-Rich Clinical Trials.   In February 2004, we entered into an agreement with Merck to conduct information-rich clinical trials on a range of Merck’s developmental compounds that Merck selects for inclusion in the program. The term of the alliance is seven years, subject to termination by Merck after five years. Under the terms of the agreement, we may receive royalties on sales of drugs and diagnostics developed as part of the alliance. We received a one-time technology access fee of $10.0 million, will share research funding for the clinical development of compounds and pharmacogenomic analysis, and will receive milestone payments as compounds or pharmacogenomic tests reach the market. To date, Merck has not selected any compounds for development under the agreement.

National Institute of Allergy and Infectious Diseases (NIAID).

In September 2004, we were awarded a five-year $23.9 million contract by the NIAID, part of the U.S. National Institutes of Health (NIH). Under the contract, we are applying our population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. The University of New Mexico will be working with us to conduct functional validation of biological pathways discovered through our genetic research. The National Center for Genome Resources will provide bioinformatics resources to make study information and results available to the scientific community.

Bayer HealthCare AG (Bayer).

In 2003, Bayer granted us an exclusive worldwide license to develop, make and sell a compound that had been developed and tested against a drug target that we had discovered might play a role in myocardial infarction. The compound had been developed as a potential treatment for asthma and subjected to substantial clinical development work on behalf of Bayer. During the previous clinical testing of the compound, now named DG031, more than 1,000 people were dosed with the drug, without any significant safety or tolerability issues. In connection with the license, Bayer transferred ownership of its IND associated with this compound to deCODE. As a result, we have been able to use the data that Bayer compiled and submitted in support of its IND. Under the agreement, we will pay Bayer milestone payments upon the achievement of specified developmental milestones and royalties on sales of the drug. The agreement gives Bayer the right of first negotiation to be our manufacturer of the compound.

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

Accordingly, we actively seek patent protection in the United States and other jurisdictions to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. These include, among other things, the compounds that we invent and will develop as potential drugs, the genes and related drug targets we discover; mutations and variants of genes and related processes; new uses of existing third party compounds that may be used to manipulate those genes, mutations and drug targets; technologies which may be used to discover and characterize genes; therapeutic or diagnostic processes, tests and other inventions based on those genes; as well as methods developed in our biostructures and pharmaceutical groups for the discovery and development of drugs. As of year-end 2005, we had approximately 29 issued U.S. patents and approximately 11 issued patents in non-US jurisdictions. We also had approximately 57 pending patent applications in the US, and in most cases corresponding pending international PCT or national patent applications in non-US jurisdictions that we have deemed to be of commercial interest.

We have filed series of composition of matter type patent applications for the compounds we have discovered ourselves, that are the main focus of our pre-clinical and clinical development, including DG041, DG051 and DG061.

We have licensed from Bayer a composition of matter patent and a manufacturing process patent for DG031. The licensed patents expire in 2009 and 2012, respectively.

We have also applied for additional patents on our own, claiming specific uses of DG031 and for other compounds with similar mode of action, and methods for selecting those patients that we believe are most likely to benefit from administration of those compounds due to their specific genetic makeup. Such patents that would cover approved uses of DG031, if issued and found to be valid and enforceable if challenged, could extend the lifecycle of DG031 for several years beyond the expiry of the patents that we licensed from Bayer. However, it is not certain that such patents will ultimately be issued, and even if issued, that they will be enforceable in infringement proceedings before the courts.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, provides for the restoration of up to 5 years of patent term for a patent that covers a new product or its use, to compensate for time lost from the effective life of the patent due to the regulatory review process of the FDA. An application for patent term restoration is subject to approval by the U.S. Patent and Trademark Office in conjunction with the FDA. If our clinical trials of DG031 are successful and we ultimately receive the FDA’s approval to market the drug, we expect to seek to extend the term of one of the patents we licensed from Bayer. However, there can be no assurance that we will receive a patent term extension.

The HatchWaxman Act also establishes a 5 year period of marketing exclusivity from the date of NDA approval for new chemical entities (NCE) approved after September 24, 1984. We believe that DG031 is an NCE, and if the NDA for DG031 is approved, we expect to receive such marketing exclusivity. Under the Hatch-Waxman Act generic versions of innovative medicines may be approved without the complete safety and efficacy studies contained in an NDA. Instead, the generic manufacturer may submit an Abbreviated New Drug Application (ANDA) or a so-called Section 505(b)(2) (or “paper”) NDA. During the 5 year  marketing exclusivity period for an NCE, a manufacturer that proposes to sell a generic version of DG031 may not submit to the FDA an ANDA or a paper NDA except that such applications may be submitted after 4 years if they contain a certification of patent invalidity or noninfringement. If at the time such an application is submitted we have received a use patent for DG031 that is listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or Orange Book, and if we commence a suit alleging patent infringement in a timely manner after the ANDA or paper NDA for a generic drug is submitted, FDA approval of the generic drug will automatically be stayed for up to 30 months from the expiration of the 5 year marketing exclusivity period to allow a judicial resolution of the infringement action. Thus, under the Hatch-Waxman Act, the combination of NCE marketing exclusivity and the 30 month stay may create as much as a 7 1/2 exclusivity period for our marketing and sale of DG031.

Other jurisdictions have statutory provisions similar to those of the Hatch-Waxman Act, that afford both patent extensions and market exclusivity for drugs that have obtained market authorizations, such as European Supplementary Protection Certificates that extend effective patent life and European data exclusivity rules that create marketing exclusivity for certain time periods following marketing authorization. European data exclusivity in more generous than the equivalent NCE marketing exclusivity in the US, possibly as long as 11 years. We believe that if we obtain marketing authorization for DG031 in Europe or other jurisdictions with similar statutory provisions, DG031 may be eligible for patent term extension and marketing exclusivity under these provisions and we plan to seek such privileges.

Competition

We face, and will continue to face, intense competition in our gene discovery programs from pharmaceutical companies, biotechnology companies, universities and other research institutions. A number of entities are attempting to rapidly identify and patent genes responsible for causing diseases or an increased susceptibility to diseases and to develop products based on these discoveries.

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

Government Regulation

Regulation by governmental authorities will be a significant factor in our ongoing research and development activities. In addition, the development, production and marketing of any pharmaceutical and diagnostic products which we or a partner may develop is subject to regulation by governmental authorities. Strict regulatory controls govern the pre-clinical and clinical testing, design, manufacture, labeling, supply, distribution, recordkeeping, reporting, sale, advertising and marketing of the products. These regulatory controls will influence our and our partners’ ability to successfully manufacture and market therapeutic or diagnostic products.

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

Pre-clinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Pre-clinical tests are generally subject to FDA regulations regarding Good Laboratory Practice. The results of the pre-clinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of clinical trials or during the conduct of the clinical trials, as appropriate.

Clinical trials are conducted under protocols that detail such matters as the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each protocol must be reviewed and approved by an institutional review board (IRB), and study subjects must provide informed consent to participation in the study. Clinical trials are subject to oversight by the IRB at each study site and by the FDA. An IRB or the FDA may prevent a study from being initiated, or may suspend or terminate studies once initiated.

Clinical trials are typically conducted in three sequential phases, which may overlap. During Phase I, when the drug is initially given to human subjects, the product is tested for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase II involves safety, tolerability and efficacy of the product across a range of doses with the goal of identifying appropriate doses and patients for further study. Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

Clinical trials must be conducted and monitored in accordance with good clinical practice (GCP) and other regulatory requirements. For applications to the FDA, clinical studies must be adequate and well controlled. Following the clinical trials, we will analyze the data and determine whether the clinical trials successfully demonstrated the safety and efficacy of the product. If they do, we will prepare and submit a new drug application (NDA). The FDA conducts a preliminary review of the NDA to determine whether to file the application and begin substantive review, or to refuse to file the application on the ground that FDA considers it incomplete.

We will need FDA approval of our products, including a pre-approval inspection of the manufacturing processes and facilities used to produce such products to assess conformance with current good manufacturing practices (cGMP), before such products may be marketed in the United States. The FDA may also inspect the clinical trial sites to ensure their conformance with GCP. The process of obtaining approvals from the FDA can be costly, time-consuming and subject to unanticipated delays. There can be no assurance that the FDA will grant approvals of our proposed products, processes or facilities on a timely basis, if at all. Any delay or failure to obtain such approvals would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include conditions of approval such as additional studies or significant limitations on indicated uses for which a product could be marketed.

Among the conditions for NDA approval is the requirement that the prospective manufacturer’s operating procedures conform to cGMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor’s third party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply a product for use in the United States, foreign manufacturing establishments also must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain of such countries under reciprocal agreements with the FDA.

Both before and after approval is obtained, a product, its manufacturer and the holder of the NDA for the product are subject to comprehensive regulatory oversight. FDA regulations impose requirements for recordkeeping, periodic reporting, and reporting of adverse experiences with the product. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter (including after approval) may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market, seizure of the product, injunction against the company, and/or the imposition of criminal penalties against the manufacturer and/or NDA holder and/or officers and employees. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

The FDA has implemented accelerated approval procedures for certain pharmaceutical agents that treat serious or life-threatening diseases and conditions, especially where no satisfactory alternative therapy exists. We cannot predict the ultimate impact, however, of the FDA’s accelerated approval procedures on the timing or likelihood of approval of any of our potential products or those of any competitor. In addition, the approval of a product under the accelerated approval procedures may be subject to various conditions, including the requirement to verify clinical benefit in post-marketing studies, and the authority on the part of the FDA to withdraw approval under streamlined procedures if such studies do not verify clinical benefit.

Diagnostic products are regulated as medical devices in the United States. Devices are subject to similar types of FDA regulatory controls and enforcement actions as apply to drugs, but many aspects of device regulation differ. Medical devices are classified into one of three classes, Class I, II or III, on the basis of their risk and the controls deemed necessary to assure their safety and effectiveness, with Class I presenting the least risk. Regulatory controls for devices include labeling, recordkeeping, reporting, and adherence to the FDA’s quality system requirements, or QSR, including good manufacturing practices.

Most Class I devices and some Class II devices are exempt from FDA premarket review. Most Class II devices and some Class III devices require FDA review and clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FDC Act) prior to marketing. A 510(k) notification must demonstrate that the device is substantially equivalent to a predicate device, which is a device marketed prior to 1976 or to a marketed device shown to be substantially equivalent under the 510(k) notification process. In addition, Class II devices are subject to special controls, such as performance standards, patient registries, and FDA guidances. Class III devices, and devices determined to be not substantially equivalent to a predicate device, require FDA approval of a premarket approval application (PMA) prior to marketing. A PMA must contain manufacturing data, pre-clinical data, and data from clinical testing that demonstrates the device is safe and effective for its intended use. The FDA may refer a PMA for review by an advisory panel of outside experts for a recommendation regarding approval. FDA approval of the PMA is required prior to marketing and distribution. The FDA may impose conditions of approval or restrictions on the sale, distribution, or use of the device.

The conduct of device clinical trials is subject to FDA regulation, including requirements for IRB approval, informed consent, recordkeeping, and reporting. In addition, a significant risk device requires FDA approval of an investigational device exemption (IDE) application. A nonsignificant risk device does not require IDE approval and is subject to abbreviated recordkeeping and reporting requirements. Significant risk devices include implants, life-supporting and life-sustaining devices, devices of substantial importance in diagnosing, curing, mitigating or treating disease, and devices that otherwise present a potential for serious risk to the health, safety, or welfare of a subject.

To the extent our diagnostic products may be intended for use as prognostic tests for selecting patients most likely to benefit from drug therapies, such products may be studied in the clinical trials of the related drug product under the regulatory provisions governing pharmaceutical clinical trials, but require a separate PMA approval or 510(k) clearance under the medical device requirements. The FDA’s policy for co-development of therapeutic and diagnostic products is evolving, and changes in FDA’s regulatory policy can affect the development, testing, regulatory approval pathway, and marketing of our products.

FDA has developed special rules for in vitro reagents that are not approved or cleared as diagnostic products. FDA has imposed restrictions on the manufacture, labeling, sale, distribution, advertising, promotion and use of analyte specific reagents (ASRs). FDA defines ASRs as antibodies, specific receptor proteins, ligands, nucleic acid sequences, and similar reagents which, through specific binding or chemical reaction with substances in a specimen, are intended for use in a diagnostic application for identification and quantification of an individual chemical substance or ligand in biological specimens. An ASR can be used by a clinical laboratory to develop in-house (“home brew”) laboratory assays if the laboratory is certified for high complexity testing under the Clinical Laboratory Improvement Act of 1998 as amended (CLIA). Most, but not all, ASRs are exempt from 510(k) premarket notification or PMA approval, and all are subject to good manufacturing practices (GMP) requirements and to the restrictions on their sale, distribution and use imposed by FDA regulation. In addition, FDA regulates Research Use Only (RUO) diagnostic products, which by their mandatory labeling are not intended for use in diagnostic procedures. The clinical usefulness of RUO products is unknown and thus their use is limited to research purposes only. Diagnostic products and reagents that we develop now and in the future may be subject to these and other applicable FDA regulations.

For devices with an approved PMA, the manufacturer must submit periodic reports containing information on safety and effectiveness and other information specified in FDA regulations, and modifications to the product or its intended use can trigger the need to file a PMA Supplement for approval by FDA. For devices with a cleared 510(k) notification, modifications to the device that can affect its safety or effectiveness may require the submission of a new 510(k) prior to marketing the modified device. All devices are subject to continuing regulation by the FDA, including record-keeping and reporting requirements, and reporting when a device may have caused or contributed to a death or serious injury or has malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

Product labeling and promotional activities for drug and device products are subject to scrutiny by the FDA, and products may be promoted only for their approved indications. Violations of promotional requirements for drugs and devices may also involve violations of the federal False Claims Act, anti-kickback laws, and other federal or state laws. In addition to the government bringing claims under the federal False Claims Act, qui tam, or “whistleblower,” actions may be brought by private individuals on behalf of the government. Also, competitors may bring litigation under the Lanham Act or challenges under industry self-regulation groups relating to product advertising.

The European Community (EC) and EC member states maintain drug regulatory systems for medicinal products and medical devices that are comparable in their rigor to those in the United States. Clinical trials of medicinal products require government authorizations (based on evidence of safety from pre-clinical tests and other sources), must be reviewed and approved by ethics committees, and must be carried out in compliance with good clinical practice. There is no guarantee that permission will be granted for clinical trials of new medicinal products, and permission can be withdrawn if safety issues arise during a clinical trial.

Medicinal products may not be introduced to the market in the EC unless a marketing authorization has been granted by a competent authority. Marketing authorization applications for new chemical entities may be submitted to multiple EC member states under the mutual recognition system (which results in harmonized conditions of approval) or to the European Medicines Agency (EMEA), which administers a system that leads to a single marketing authorization that is valid in all EC member states. For certain new chemical entities, as well as all biotechnology products, submission to the EMEA is mandatory. Requirements for marketing authorization applications are similar to those for NDAs in the United States, including requirements for proof of safety, efficacy and quality. These requirements are demanding, and there is no assurance that a product for which a marketing authorization application is submitted will be approved. Manufacturing facilities must also comply with EC requirements for good manufacturing practice, and if located in the EC must be licensed by the competent authority of the relevant member state. Requirements may be imposed for post-marketing studies, and there are detailed requirements for post-market surveillance of safety (pharmacovigilance). Advertising and promotion are scrutinized by authorities in each member state, and in some cases by the EMEA as well. Products may be removed from the market, permanently or temporarily, if safety questions arise, and there are only limited procedural requirements before such actions can be taken.

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

Environmental

deCODE’s primary research facilities and laboratory are located in Reykjavik, Iceland. We operate under applicable Icelandic and European Union laws and standards, with which we believe that we comply, relating to environmental, hazardous materials and other safety matters. Our research and manufacturing activities involve the generation, use and disposal of hazardous materials and wastes, including various chemicals and radioactive compounds. These activities are subject to standards prescribed by Iceland and the EU. We do not believe that compliance with these laws and standards will have any material effect upon our capital expenditures, earnings or competitive position, or that we will have any material capital expenditures in relation to environmental control facilities for the remainder of this fiscal year or any succeeding fiscal year.

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

Employees

As of December 31, 2005, deCODE and all of its subsidiaries employed 480 full-time staff. Of the total number, approximately 153 were employed in the United States and 327 in Iceland. More than 113 held Ph.D. or M.D. degrees and approximately 410 held college degrees. 369 employees were engaged in, or directly supported, research and development activities, of whom 300 worked within the laboratory facilities and 69 held positions associated with the development and support of informatics. 71 employees were engaged in various professional support functions such as Finance, Business Development, Legal, Communications, Human Resources and Clinical Collaborations, and 41 were employed in administrative support, facilities management, cleaning and security. In addition, we utilized part-time employees and outside contractors and consultants as needed and plan to continue to do so.

Certain Financial Information

Research and Development Expenses

Cost of revenue, including costs incurred in connection with collaborative programs for 2005, 2004 and 2003, were $37.3 million, $43.4 million and $45.9 million, respectively. The cost of revenue, including costs incurred in connection with collaborative programs represent our customer-sponsored research and development activities.

Our costs of research and development for proprietary programs for 2005, 2004 and 2003, was $43.7 million, $24.9 million and $17.6 million, respectively.

Geographic Information

Long-lived assets located in the United States and Iceland were $26,231,000 and $13,494,000, respectively at December 31, 2005 and $22,955,000 and $55,115,000, respectively at December 31, 2004.

Revenues attributed to the United States and to Iceland were $15,486,000 and $28,469,000, respectively, for 2005, $13,680,000 and $28,447,000, respectively for 2004, and $13,744,000 and $33,067,000, respectively, for 2003.

Significant Customers

Historically, a substantial portion of deCODE’s revenue has been derived from contracts with a limited number of significant customers. deCODE’s largest customer, Roche, accounted for approximately 23%, 30% and 43% of the company’s consolidated revenue in 2005, 2004 and 2003, respectively. Merck accounted for approximately 15%, 22% and 18% of the company’s consolidated revenue in 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, divisions of the National Institutes of Health (NIH) represented 13% of consolidated revenue. The loss of any significant customer may significantly lower deCODE’s revenues which could affect the resources available to support our drug discovery programs.

Item 1A.                Risk Factors

In Addition to the other information contained in this Form 10-K, you should consider the following risk factors in evaluating our business and prospects. We also note that this annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may, “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only expectations. We cannot assure our investors that our expectations and assumptions will prove to have been correct. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. Actual events or results may differ materially due to a number of factors, including those set forth in this section and elsewhere in this Form 10-K. These factors include, but are not limited to, the risks set forth below.

Risks Related to Our Development of DG031

The Phase III clinical trial for DG031 will require the recruitment of patients based on ethnicity and haplotype status; recruitment rates may be lower than we expect thus delaying the trial and hurting our commercial prospects.

In our Phase III clinical trial for DG031, we will be testing the hypothesis whether African American patients who (a) carry the HapK haplotype in LTA4H and (b) have experienced a hospitalization and/or admission for procedures and testing for unstable angina or myocardial infarction will experience reduced rates of acute cardiovascular events when treated with DG031, as compared to placebo on top of concomitantly administered standard of care. In order to recruit a sufficient number of patients to obtain statistically significant evidence for the efficacy of DG031, we will require the participation of a large number of African American patients willing to be tested for haplotype status and to participate in the clinical trial for at least 12 months. Many factors outside our control may reduce the willingness of patients to be tested and participate in the clinical trial. If we fail to recruit a sufficient number of patients in a timely manner the trial may be delayed or we may fail to show the efficacy of the drug. This may delay or prevent the marketing approval of DG031, which could adversely impact our financial results and commercial prospects.

We have only indirect evidence from biomarkers studies about the effectiveness of DG031 and this data may not be validated in the Phase III clinical trial.

The data collected during the Phase I and Phase II clinical trials for DG031, which is the basis for our continuing development of this drug, does not provide evidence of whether DG031 will prove to be an effective treatment to reduce the rate of acute cardiovascular events in the prospective treatment population. In order to prove or disprove the validity of our assumption about the efficacy of DG031, we will have to conduct the Phase III trial, which will be of at least 36 months duration from the recruitment of the first patient, although the time may vary due to unforeseen circumstances. Various factors which we do or do not control may cause delays in the launch of the clinical trial or cause the trial to be lengthier or costlier than anticipated. Until data from the trial can be collected and analyzed we will not know whether DG031 is an effective treatment and regulatory review by the FDA will ultimately determine whether the drug gains marketing approval. The outcome of this process is uncertain and delays or failure to gain market approval could adversely impact our financial results and commercial prospects.

Our patent protection for DG031 may provide marketing exclusivity for only a limited term.

The patents we licensed from Bayer for DG031 expire in 2009 and 2012. While we will seek to obtain one or more use patents protecting our proprietary rights to specific uses of this compound for a longer period, we cannot be certain that we will obtain such patents or that they will adequately protect us. In addition, although we may seek to extend the term of one of the patents we licensed from Bayer and to obtain marketing exclusivity under the Hatch-Waxman Act and equivalent foreign statutes, we cannot be certain that we will be successful. Expiration of the patent(s) prior to regulatory approval may affect our ability to gain the full benefit of such possible term extension/marketing exclusivity. Further, even if regulatory approval is received before patent expiration, the U.S. Patent and Trademark Office and/or FDA may not rule on our application for term extension in a timely manner. If we cannot obtain new patents or fully extend the term of patent protection under one of the patents we licensed from Bayer, the amount of revenues that we will be able to derive from an approved product based on these patents may be adversely affected.

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

We incurred a net loss of $62.8 million, 57.3 million and $35.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, and had an accumulated deficit of $450.2 million at December 31, 2005. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

In order to conduct clinical trials and to market our drugs we will have to develop methods to produce these drugs using clinically approved methods and at commercially viable rates

In order to conduct clinical trials we may need to contract with third parties in order to obtain sufficient amounts of our drugs. These contractors need to implement the necessary technology and obtain the necessary ingredients in order to produce the drugs to exacting standards set by us and the regulatory bodies. This is an uncertain and time consuming process and any disruption in it may delay or harm our ability to continue clinical development. For drugs which have reached the last stage of clinical trials we will have to develop methods to scale up the production of the drug at commercially viable rates, securing both a contractor or partner with the ability to implement this process and obtain a secure and economical supply of the necessary ingredients. If we are not able to scale the process in a timely manner or do not have the ability to produce the drug economically, we may not have the ability to enter the market with a viable product. This would harm our financial and commercial prospects.

Clinical trials required for our product candidates or the products of our customers and partners are expensive and time-consuming, their outcome is uncertain and we may not achieve our projected development goals in the timeframes we have announced and expect.

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

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest partner, Roche, accounted for approximately 23%, 30% and 43% of our consolidated revenue in the years ended December 31, 2005, 2004 and 2003, respectively. Revenue under our alliances with Merck accounted for approximately 15%, 22% and 18% of our consolidated revenue in the years ended, December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, divisions of the NIH represented 13% of our consolidated revenue. Work under the Merck obesity agreement and the Roche 2002 agreement has been substantially completed, and this may significantly lower our revenues and affect the resources available to support our drug discovery programs, which will increase our need for additional funding.

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

The commercial success of any products that we may develop will depend upon the degree of market acceptance among physicians, patients, healthcare payors and the medical community.

Any products that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•       demonstration of efficacy and safety in clinical trials;

•       the prevalence and severity of any side effects;

•       potential or perceived advantages over alternative treatments;

•       the timing of market entry relative to competitive treatments;

•       the ability to offer our product candidates for sale at competitive prices;

•       relative convenience and ease of administration;

•       the strength of marketing and distribution support;

•       sufficient third party coverage or reimbursement; and

•       the product labeling or product insert required by the FDA or regulatory authorities in other countries.

If we cannot successfully develop a marketing and sales force or maintain suitable arrangements with third parties to market and sell our products, our ability to deliver products may be impaired.

We currently have no experience in marketing or selling pharmaceutical products. In order to achieve commercial success for any approved product, we must either develop a marketing and sales force, which will require substantial additional funds and personnel, or, where appropriate or permissible, enter into arrangements with third parties to market and sell our products. We might not be successful in developing marketing and sales capabilities. Further, we may not be able to enter into marketing and sales agreements with others on acceptable terms, and any such arrangements, if entered into, may be terminated. If we develop our own marketing and sales capability, it will compete with other companies that currently have experienced, well-funded and larger marketing and sales operations. To the extent that we enter into co-

promotion or other sales and marketing arrangements with other companies, revenues will depend on the efforts of others, which may not be successful.

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

The manufacture of our products for clinical trials and commercial purposes is subject to Good Manufacturing Practices (cGMP) regulations promulgated by the FDA. The manufacture of diagnostic products is subject to the FDA’s quality system requirements (QSR). In the event that we are unable to develop satisfactory manufacturing facilities or obtain or retain third party manufacturing for our products, we will not be able to commercialize such products as planned. We may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP, QSR and other regulatory requirements. Our current dependence upon others for the manufacture of our products may adversely affect our ability to develop and deliver such products on a timely and competitive basis and, in the longer term, the profit margin, if any, on the sale of future products and our ability to develop and deliver such products on a timely and competitive basis.

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

If a substantial portion of participants in our genetics research studies withdraw their informed consent, our ongoing research may suffer.

We depend on the willingness of Icelandic volunteers to participate in our genetics research studies. All of the participants in our genetic studies have signed an informed consent form, which gives deCODE permission to process data and blood samples that the participant has donated for research purposes. Participants may at any time revoke this permission by withdrawing their consent. If, for any reason, a substantial portion of participants in our studies were to withdraw their consent, we would not be able to continue population genetic research in some or all of the diseases that we are studying. This would diminish our ability to discover new drug targets and to develop products based on these discoveries. If our ability to use population genetic data is impaired, we may also not be able to fulfill some contractual obligations with our partners.

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

Through our wholly owned subsidiary Encode, we conduct clinical trials of products we are developing and contract with drug companies and clinical research organizations to perform a wide range of services to assist them in bringing new drugs to market. Our services include:

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

•       our laboratories inaccurately report or fail to report lab results; or

•       our informatics products violate rights of third parties,

then we could be held liable for these eventualities by the regulatory agencies or the drug companies and clinical research organizations with whom we contract or by study participants. We maintain product liability insurance for claims arising from the use of products we are developing in clinical trials conducted by Encode and are covered by the product liability insurance of the drug companies and clinical research organizations for whom we provide clinical trial services for claims arising from the use of their products in such trials. Such insurance may be inadequate and in any event would not cover the risk of a customer deciding not to do business with us as a result of poor performance or claims for a customer’s financial loss as the result of our failure to perform our contractual obligations properly.

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

Our subsidiaries, deCODE chemistry, Inc., deCODE biostructures, Inc., and Emerald Biosystems, Inc., provide services, equipment and products (including software) for third party customers who pay us on a fee-for-service or product basis. In this function, we often synthesize compounds, manufacture Active Pharmaceutical Ingredient (API) material and provide recommendations for research direction for our customers. We also provide contract research services in X-ray crystallographic structure determination of protein-ligand complexes for customers, and often recommend targets to customers based on these determinations. In addition, we sell instruments and software to these customers.

We may be liable to our customers for damages if we perform such services negligently or with willful misconduct, or if we provide customers with defective products, equipment or software. We also may be held liable for failure to meet specifications or failure to comply with other contractual conditions. While our agreements with customers limit our liability and while we carry general commercial liability insurance, such contractual limitations may not be effective in the event of our material breach of the agreements, gross negligence, or willful misconduct and such insurance may not be adequate. We also supply compounds for clinical trials conducted by our customers. In doing so, we may provide materials requiring certification of compliance with cGMP regulations applicable to production of such materials. If we are found not to have complied with such requirements, we may incur liabilities related to such failures. If participants in these trials suffer personal injury or death from adverse reactions to the test drugs, we could be held liable to our customers or the participants. We maintain product liability insurance for claims arising from the use of products we supply. However, such insurance may be inadequate. Failure to perform to customer expectation also may limit future business from our existing customers, or could result in the holdback of certain payments due to us. We integrate software and products purchased or licensed from third parties suppliers into certain of our products, equipment and software sold to our customers. While we evaluate such items for defects and possible intellectual property infringement issues, and attempt to obtain contractual protections from suppliers, in the event any such items purchased or licensed from suppliers are defective or violate intellectual property rights of third parties, we may not be able to fully recover any of our damages or our customers’ damages from suppliers of such items.

Our facilities where work for customers is conducted are subject to audits by the FDA and by customers. In the event we are found in non-compliance by the FDA, there is a risk that such facility may be subject to corrective measures up to and including the closure of the facility. Such closure would have impact on our ability to meet customer obligations as well as obligations relating to our internal programs. Customer audits may lead to disputes regarding compliance with contractual terms, which could lead to potential disputes and/or liabilities as described above.

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

On December 31, 2005, we had $158.6 million of outstanding debt as reflected in our balance sheet. We may incur additional indebtedness in the future and our outstanding 3.5% Senior Convertible Notes

(the “Notes”) do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We have formed, and may in the future form additional, collaborative relationships (including relationships with clinical research organizations to conduct clinical trials on our behalf) that will, in some cases, make us dependent on collaborators for the pre-clinical studies and/or clinical trials and for regulatory approval of any products that we are developing. Failure of such collaborators to perform under these agreements properly in a timely manner, or at all, may lead to delays in our product development. In addition, if participants in the trials conducted by our collaborators suffer personal injury or death as a result of actions of the collaborators, we could be held liable. In some cases, our agreements with collaborators typically allow them significant discretion in electing whether and how to pursue such activities. We cannot control the amount and timing of resources collaborators will devote to these programs or potential products.

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

A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field and our other areas of business, including drug discovery and development, is intense and is expected to increase. We have numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, and other government-sponsored entities and companies providing healthcare information products. Our collaborators, including Roche and Merck, may also compete with us. Many of our competitors, either alone or with collaborators, have considerably greater capital resources, research and development staffs and facilities, and technical and other resources than we do, which may allow them to discover important genes or develop drugs based on such discoveries before we do. We believe that a number of our competitors are developing competing products and services that may be commercially successful and that are further advanced in development than our potential products and services. To succeed, we, together with our collaborators, must discover disease-predisposing genes, characterize their functions, develop genetic tests or therapeutic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before competitors. Even if we or our collaborators are successful in developing effective products or services, our products and services may not successfully compete with those of our competitors, including cases where the competing drugs use the same mechanism of action as our products. Our competitors may succeed in developing and marketing products and services that are more effective than ours or that are marketed before ours.

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

Economic factors and industry trends that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to outsource to organizations like us the conduct of genetic research, clinical research, sales and marketing projects and chemistry and structural biology research and development projects. If these industries reduce their present tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. These alliances and arrangements are both time consuming and complex and we face substantial competition in establishing these relationships. In addition, our ability to generate new business could be impaired by general economic downturns in our customers’ industries. We have experienced increasing pressure on the part of our customers to reduce expenses, including the use of our services as a result of negative economic trends generally and in the pharmaceutical industry. If pharmaceutical and biotechnology companies discontinue or decrease their usage of our services, for example, as a result of an economic slowdown or increased competition from outsourcing companies in India and China, our revenues and earnings could be lower than we expect, and our revenues may decrease or not grow at historical rates.

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

Even if a product is approved for marketing, it and its manufacturer must undergo continuing review. Discovery of previously unknown problems with a product may require the performance of additional clinical trials or the change of the labeling of the product and may have adverse effects on our business, financial condition and results of operations, including withdrawal of the product from the market.

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

Our corporate compliance program cannot guarantee that we are in compliance with all applicable federal and state regulations in the United States, Iceland, the European Union and elsewhere.

The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations are subject to extensive federal and state regulations in the United States and national or supra-national laws and regulations in Europe and other parts of the world. While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable federal and state regulations and/or laws. If we fail to comply with any of these regulations and/or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigations.

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

Our commercial success will depend in part on obtaining patent protection. The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including deCODE, are generally uncertain and involve complex legal and factual considerations that are constantly evolving. We cannot be sure that:

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

Others may have filed and in the future are likely to file patent applications covering products or technology that are similar or identical to our products and technology. The fact that patent applications of others may not publish until they issue as patents in the US, or are not published until 18 months after filing in the US and other jurisdictions may have adverse effect on our own patent filings and business, particularly if they claim subject matter similar to that of our clinical programs. In addition, others may develop competitive products outside the protection that may be afforded by the claims of our patents. We cannot be certain that our patent applications will have priority over any patent applications of others. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if we are holding or are granted patents, we cannot be sure that they would be valid and enforceable against third parties. Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. Any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that we or our partners would prevail in any action or that any license required under any patent would be made available on commercially acceptable terms, if at all. If licenses are not available, we or our partners may be required to cease marketing our products or practicing our methods.

If expressed sequence tags, SNPs, or other sequence information become publicly available before we apply for patent protection on a corresponding full-length or partial gene, our ability to obtain patent protection for those genes or gene sequences could be adversely affected. In addition, other parties are attempting to rapidly identify and characterize genes through the use of SNP genotyping, gene expression analysis and other technologies. If any patents are issued to other parties on these partial or full-length genes or gene products or uses for such genes or gene products, the risk increases that the sale of our or our collaborators’ potential products or processes may give rise to claims of patent infringement. The amount of supportive data required for issuance of patents for human therapeutics is highly uncertain. If more data than we have available is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Even with supportive data, the ability to obtain patents is uncertain in view of evolving examination guidelines, such as the utility and written description guidelines that the U.S. Patent and Trademark Office has adopted.

Our patent applications covering DG041, DG051 and DG061 have not issued yet as patents.

The most important compounds that we have currently in pre-clinical and clinical development and we have discovered ourselves are DG041, DG051 and DG061. We have filed composition of matter-type patent applications covering the compounds in the US. However, these patent applications are in the early stages of patent prosecution before the United States Patent and Trademark Office (USPTO) and we have no certainty or indication from the USPTO that these patent applications will issue as patents. The USPTO is currently facing considerable backlog for examining pending patent applications so considerable time may elapse before we will have more certainty as to the patentability of the compounds. Should the USPTO ultimately reject our patent applications covering DG041, DG051 or DG061, or should others have filed or obtained issued patent covering the same, the value and potential of these programs for our business would be adversely affected.

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

Patents covering innovative drugs, which are also commonly referred to as “branded drugs” or “pioneer drugs,” face increased scrutiny and challenges in the courts from manufacturers of generic drugs who may receive benefits such as limited marketing co-exclusivity if the challenge is successful. Such patent challenges typically occur when the generic manufacturer files an Abbreviated New Drug Application with the FDA and asserts that the patent or patents covering the branded drug are invalid or unenforceable, forcing the owner or licensee of the branded drug to file suit for patent infringement. If any patents we obtain covering our pharmaceutical products are subject to such successful patent challenges, our marketing exclusivity may be eliminated or reduced in time, which would thus adversely affect any revenue stream that we could otherwise expect from sales of our products.

Risks Related to Investing in Our Stock

Future sales of common stock may dilute our stockholders.

We may sell common stock in the future in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock in more than one transaction, existing stockholders who previously purchased stock may be materially diluted by subsequent sales of common stock.

The price of our common stock is volatile and the market value of your investment may decrease.

The market prices for common stock of biotechnology and pharmaceutical companies, including ours, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the actual performance of particular companies. In addition to the various risks described elsewhere in this Form 10-K, the following factors could have an adverse effect on the market price of our common stock:

•       fluctuations in our operating results;

•       announcement of technological innovations or new therapeutic products by us or others;

•       clinical trial results;

•       developments concerning agreements with collaborators;

•       actual or threatened litigation;

•       governmental regulation and regulatory actions;

•       changes in patent laws;

•       developments concerning patent or other proprietary rights;

•       public concern as to the safety of drugs developed by us or others;

•       future sales of substantial amounts of common stock by existing stockholders; and

•       general market conditions and economic and other external factors, including disasters, wars and other crises.

We may issue preferred stock with rights that could affect your rights and prevent a takeover of the business.

Our board of directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to issue up to 6,716,666 shares of preferred stock. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, delay or prevent a change in control of deCODE and, accordingly, could adversely affect the price of our common stock.

We currently do not intend to pay dividends on our common stock and consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to pay dividends on shares of our common stock in the near future. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our common stock appreciates.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our headquarters are in Iceland in an approximately 150,000 square-foot, three-story building, used both for our laboratories and offices. The building is leased under a fifteen year operating lease expiring in 2020. We also lease a total of 31,000 square feet in a building at Krokhals 5, Reykjavik, to house additional laboratory facilities and storage, including Encode’s operation. The Krokhals 5 lease is also leased under a fifteen year operating lease expiring in 2020.

Our principal executive offices and discovery laboratories in the United States are located in Woodridge, Illinois, and encompass approximately 103,000 square feet with the capability to expand our offices and laboratories to 200,000 square feet. Additionally, we occupy approximately a 19,000 square foot leased office and laboratory facility in Bainbridge Island, Washington.

We lease approximately 5,100 square feet of office space in Brighton, Michigan which houses our product development group.

We also lease approximately 6,500 square feet of office space in Waltham, Massachusetts, for finance and 1,600 square feet of office space in New York, New York for investor relations and corporate communications.

Item 3.                        Legal Proceedings

Other than claims and legal proceedings that arise form time to time in the ordinary course of business that are not material, deCODE has no pending legal proceedings except as follows:

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

In conjunction with the plaintiffs, the settling issuer defendants filed a motion seeking the court’s preliminary approval of the settlement. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, if at all. If the settlement of the IPO litigation is not consummated, deCODE expects to contest the allegations in the action vigorously. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot predict the ultimate outcome of this matter.

Due to the inherent uncertainties of litigation, and the fact that the settlement of the litigation relating to our IPO remains subject to court approval, the ultimate outcome of this matter cannot be predicted. If deCODE were required to pay significant monetary damages in the event that the IPO settlement is unconsummated or as a result of an adverse determination in the other actions described above (or any other lawsuits alleging similar claims filed against deCODE and deCODE’s directors and officers in the future), deCODE’s business could be significantly harmed. Even if such litigations conclude in deCODE’s favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from the above litigations and no amounts have been provided for such matters in deCODE’s financial statements.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for the Company’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “DCGN”. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the Common Stock of the Company on the Nasdaq National Market:

	High	Low
2004
First Quarter	$13.80	$8.15
Second Quarter	$11.41	$6.98
Third Quarter	$8.70	$5.10
Fourth Quarter	$8.35	$6.07
2005
First Quarter	$8.04	$5.57
Second Quarter	$9.97	$5.09
Third Quarter	$10.67	$7.83
Fourth Quarter	$9.94	$7.14

We have neither declared nor paid dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

As of February 20, 2006, there were 4,522 holders of record of the Common Stock.

Item 6.                        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The following data with regard to the consolidated balance sheets at December 31, 2005 and 2004 and the related statements of operations and cash flows for the years ended December 31, 2005 and 2004 has been derived from consolidated financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm. The following data with regard to the consolidated balance sheets at December 31, 2003, 2002 and 2001 and the related statements of operations and cash flows for the three years ended December 31, 2003 has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. Consolidated balance sheets at December 31, 2005 and 2004 and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2005 and the notes thereto appear elsewhere in this annual report.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Tabular amounts in thousands, except share and per share amounts)
Revenue	$43,955	$42,127	$46,811	$41,065	$26,099
Operating expenses
Research and development, including cost of revenue	81,011	68,349	63,466	89,612	70,954
Selling, general and administrative	20,118	20,187	17,178	18,685	12,402
Impairment, employee termination and other charges (2)	—	—	951	64,790	—
Total operating expenses	101,129	88,536	81,595	173,087	83,356
Operating loss	(57,174)	(46,409)	(34,784)	(132,022)	(57,257)
Interest income	6,397	2,903	1,151	2,954	6,925
Interest expense	(7,484)	(8,983)	(3,478)	(3,079)	(440)
Other non-operating income and (expense), net	(4,489)	(4,766)	1,988	(72)	(1,675)
Loss before cumulative effect of change in accounting principle	(62,750)	(57,255)	(35,123)	(132,219)	(52,447)
Cumulative effect of change in milestone revenue recognition method	—	—	—	333	—
Net loss	$(62,750)	$(57,255)	$(35,123)	$(131,886)	$(52,447)
Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(1.17)	$(1.07)	$(0.68)	$(2.69)	$(1.26)
Cumulative effect of change in milestone revenue recognition method	-	-	-	0.01	-
Net loss	$(1.17)	$(1.07)	$(0.68)	$(2.68)	$(1.26)
Shares used in computing basic and diluted net loss per share	53,823,999	53,422,931	51,507,869	49,098,254	41,634,009
Pro forma amounts assuming new milestone revenue recognition method was applied retroactively:
Revenue					$23,182
Net Loss					(55,364)
Basic and diluted net loss per share					(1.33)

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Cash and cash equivalents	$65,943	$70,238	$68,669	$87,244	$153,061
Total assets(1)	206,758	288,252	183,475	213,417	249,900
Total long-term liabilities	190,572	197,950	49,874	56,533	44,428
Total stockholders’ equity (deficit) (1)	(9,337)	52,396	93,407	125,246	170,733

(1)          In March 2002, deCODE completed the acquisition of MediChem Life Sciences, Inc. (MediChem) in a stock-for-stock exchange accounted for as a purchase transaction. Total consideration for the acquisition was $85,845,000. deCODE’s Statements of Operations include the results of MediChem from March 18, 2002, the date of acquisition.

(2)          In September 2002, deCODE recorded impairment, employee termination benefits and other charges in the total amount of $64,790,000.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2005 and for each of the three years in the period then ended should be read in conjunction with the audited consolidated financial statements and notes thereto set forth elsewhere in this report.

This Annual Report on Form 10-K contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors included in Item 1A.

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

We believe that deCODE’s advantage derives from our population approach to human genetics and the ability to apply this approach across the drug development process. In Iceland, we have comprehensive population resources that enable our scientists to efficiently conduct genome- and population-wide scans to identify key genes and gene variations contributing to common diseases. The proteins encoded by these genes, and other proteins with which they interact in the disease pathway, offer drug targets that we believe are directly involved in the onset and progression of disease. Small-molecule drugs that target these proteins may therefore represent a direct means of modulating the onset or progression of the disease.

Through our medicinal chemistry and structural biology subsidiaries based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group designs and implements our clinical development programs. By leveraging the capabilities of Encode, and our expertise in genetics and drug and disease modeling, we are able to make the drug development process a more efficient and sensitive means of testing and optimizing the therapeutic and commercial potential of new drugs. In certain programs we have also taken advantage of the fact that drug targets we have identified through our genetics research have already been targeted by other companies to develop compounds for other indications. By licensing these compounds or entering into co-development arrangements, we have been able to bypass over several years of drug discovery, entering directly into Phase II clinical trials.

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

We derive revenues primarily from research funding and other fees from our service customers and collaborative partners; milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute most of the rest of our revenues. While we are entitled to royalties or profit-sharing under the terms of some of our agreements, due to the extended time period for the development and commercialization of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts and do not expect to do so for several years, if at all. Our expenses consist primarily of research and development expenses such as, salaries and related employee costs, materials and supplies, and contractor services.

We believe that ongoing work in genetics and advancing our drug development programs, particularly the conduct of clinical trials on a growing number of our compounds, will require significant and increasing expenditures. In 2005, we concluded the Phase II clinical studies for DG031, our developmental compound for the prevention of heart attack; initiated our Phase I clinical program for DG041, our developmental compound for peripheral artery disease (PAD); and initiated a Phase II trial in asthma. In the first half of 2006, we expect to finalize our protocol and begin enrollment for a Phase III trial for DG031; we have concluded our Phase I program for DG041and expect to begin Phase II; and we expect to conclude our Phase II trial in asthma. We are also advancing our pre-clinical work on our follow-on compound in heart attack, DG051, and on DG061 for pain, and expect these to be the next programs we bring into clinical development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At December 31, 2005, we had $155.6 million in cash, cash equivalents and investments and as we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing. Our ability to obtain capital will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms, while more favorable conditions in those markets will present opportunities for us.

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

•       Our most advanced developmental compound is DG031 for the prevention of heart attack. In 2005, we concluded the Phase II clinical trials for DG031. We have submitted the safety summary and results of the Phase II trials to the FDA and have conducted an end of Phase II meeting with the FDA. We are working with the FDA under a Special Protocol Assessment to finalize the protocol for a Phase III outcome trial for DG031 which will focus on African Americans with the HapK variant in the LTA4H gene. The initiation of the DG031 Phase III trial may be affected by timelines for manufacturing, packaging, labeling and shipping of clinical supplies, negotiating with CROs for clinical trial performance, and the approval process for the study protocol by local Institutional Review Boards (IRB) and/or the FDA. We expect to begin enrolling patients for the Phase III trial in the first half of 2006.

•       DG041 is our lead compound for the treatment of atherosclerosis of the extremities, or peripheral artery disease (PAD). DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of developing the disease. Our IND application for DG041 was accepted by the FDA in February 2005 and on this basis we began the Phase I program for this compound. In fall 2005, our chemistry group developed a new formulation which increased bioavailability by nearly four fold, and we concluded the Phase I program in early 2006. Nearly 200 healthy subjects were exposed to DG041 in these studies at doses up to 1600mg/day for seven days. The results of the Phase I program showed DG041 to be well-tolerated, without any drug-related significant adverse events noted, and that DG041 can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. We expect to begin a Phase II clinical trial in the first half of 2006.

•       In asthma, we are conducting a Phase II trial on behalf of another company. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma. We expect to conclude this study in the second quarter of 2006.

•       As a follow-on to DG031, we are developing an inhibitor of LTA4H, a compound which is likewise aimed at preventing heart attack by decreasing the production of LTB4. Our pre-clinical compound, DG051, appears to provide potent inhibition of LTB4 production, is orally bioavailable, and with minimal potential for drug-drug interaction. We anticipate filing an IND on DG051 in 2006.

•       Utilizing compounds discovered in our program on peripheral artery disease, our drug discovery group is bringing forward a lead pre-clinical candidate, DG061, for the treatment of pain. Pre-clinical studies of DG061 demonstrate that it is efficacious in a mouse model for pain. Moreover, by targeting the EP3 receptor for prostaglandins E2, it may be possible to avert the risk of cardiovascular events and gastric ulceration that accompany the long-term use of selective Cox-2 inhibitors and other NSAIDs. deCODE expects to file an IND on DG061 in 2006.

•       We are pursuing a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche and working on identifying and advancing a lead pre-clinical compound.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $12.6 million, $10.6 million and $4.0 million and $6.0 million in our Myocardial Infarction (MI), PAD, stroke and asthma programs, respectively, from the beginning of 2003 to date. Inception to-date costs are not available as these costs were not historically tracked by program.

We have not applied for or received marketing approval from the applicable regulatory authorities in any country for any of our drug candidates. In order for us to achieve marketing approval in the United States, the FDA must conclude that our clinical data establish the safety and efficacy of our drug candidate. Other countries have similar requirements. Historically, the results from pre-clinical testing and early clinical trials (through Phase II) have often not been predictive of success in later clinical trials. Many new compounds have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary marketing approvals. Additional risks and uncertainties involved in the development and commercialization of any products are described above under the caption “Risk Factors”. We expect that it will be several years, if ever, before we receive revenues from the commercial sale of our therapeutic products.

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

In January 2006, we acquired all of the outstanding shares of Urdur Verdandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. As consideration for the purchase, we issued 635,006 shares of deCODE common stock valued at $6,082,000 to IGC. This acquisition will allow us to broaden our cancer program by applying our gene discovery and drug development efforts to a larger population.

In certain programs we have taken advantage of the fact that drug targets we have identified through our genetics research have already been employed by other companies to make developmental compounds for other indications. By licensing these compounds or entering into co-development arrangements we have been able to leapfrog over several years of drug discovery, entering directly into Phase II clinical trials. We are currently preparing a Phase III clinical trial for DG031, our lead developmental compound for the prevention of heart attack, which we licensed from Bayer HealthCare AG. We are also conducting a Phase II trial in asthma on behalf of a third party. We continue to investigate additional such possibilities for the in-licensing or co-development of promising existing compounds that may effectively act against targets we have identified through our gene discovery work.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to revenue recognition, property and equipment, goodwill and intangible assets, materials and supplies, derivative financial instruments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The impact and any associated risks related to these and our other accounting policies on our business or operations is discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please refer to our notes to the Consolidated Financial Statements. There can be no assurance that actual results will not differ from the estimates referred to above.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Collaborations and Revenue

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

Milestone payments.   In arrangements with multiple elements entered into before June 15, 2003 where (i) the milestone event is substantive, (ii) there is substantial effort involved in achieving the milestone, (iii) the milestone payment amount is commensurate with the magnitude of the related achievement, and (iv) the associated follow-on revenue streams bear a reasonable relationship to one another, we recognize revenue using the substantive milestone method. Under the substantive milestone method, deCODE records revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and we recognize revenue when acknowledgement of achievement of applicable performance requirements is received from the collaborator. Milestone payments without the above characteristics are recognized on a retrospective basis over the contractual term of the underlying agreement. In arrangements with multiple elements entered into after June 15, 2003, if the milestone is substantive in nature and there is uncertainty in the achievement of the milestone and there is no further obligation on our part, we record revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and we recognize revenue when acknowledgement of achievement of applicable performance requirements is received from the collaborator (“Milestone Payment Method”). If the milestone is earned and we have no further obligation under the contract for performance, then we will record revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and we retroactively recognize revenue through the current period based on the total contractual term and amortize the balance over the remaining contractual term.

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

Long-Lived Assets, Goodwill and Intangibles

We periodically review property and equipment, goodwill and intangibles for potential impairments and to assess whether their service lives have been affected by continued technological change and development. There were no events in 2005, 2004 and 2003 that triggered an impairment review nor did our annual review indicate any recoverability issues. Should we determine that there has been an impairment of our fixed assets, goodwill or other intangible assets in the future we would suffer an increase to our net loss or a reduction of our net income in the period such a determination is made. In light of experience and the current technological environment, in 2004 we changed certain of our salvage value and useful life estimates for equipment and furniture and fixtures for purposes of depreciation. These changes in estimates had the effect of increasing depreciation expense in 2004 by $2.2 million as compared to 2003. Should we determine that the pace of technological change or other matters dictate that we change the service lives or other estimates inherent in determining the carrying-values of our long-lived assets, there will be an impact on depreciation expense from the date of the change.

Materials and Supplies

We value our materials and supplies at the lower of cost or market, cost being determined on the first-in, first-out method. We apply judgment in determining necessary provisions for slow moving, excess and obsolete materials and supplies based on historical experience and anticipated usage, giving effect to general market conditions. Any rapid technological changes or future business developments could result in an increase in the amount of obsolete materials and supplies on hand. Furthermore, if our estimates of our needs for materials and supplies prove to be inaccurate, additional provision may be required for incremental excess and obsolete items. We recorded charges for write-down of obsolete and excess materials and supplies of $0.1 million, $0.1 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, we used materials and supplies for which we had made provisions for in prior years as slow-moving, excess and obsolete, benefiting otherwise reported operating expenses by $0.8 million, $1.4 million and $0.8 million, respectively.

Foreign Exchange Transactions

Our functional currency is the U.S. dollar. However, in light of the significance of our operations outside the United States, an important element of our cost base is or will be denominated in Icelandic krona, including much of our payroll and other operating expenses and some of our long-term borrowings. As a consequence of the nature our business and operations, our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. To manage our exposure to fluctuations in exchange rates, we have entered into, and will likely continue to enter into derivative instruments to hedge our exposure to such fluctuations. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to losses of $0.1 million for the year-ended December 31, 2005. Although the significant weakening of the U.S. dollar vis-à-vis the Icelandic krona during 2003 and 2004 somewhat abated during 2005, currency fluctuations may continue to adversely affect our financial results.

Income Taxes

Significant estimates are required in determining our provision for income taxes, including interpretations of existing tax laws and regulations. Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in tax laws, regulations and/or rates, changing interpretations of existing tax laws or regulations, future research and development spending and future levels of capital expenditures. The preparation of financial statements requires us to evaluate the positive and negative evidence bearing upon the realizability of our deferred tax assets resulting from deductible operating losses and other items. Due primarily to our history of operating losses and the expectation that such losses will continue into the foreseeable future, we have concluded that, insufficient positive evidence exists to justify the recognition of our net deferred tax assets in our balance sheet. Although there can be no assurance that losses generated to date will be used to offset future taxable income, an adjustment to the valuation of our current net deferred tax assets in the future would increase income in the period that we made a determination that such an adjustment was appropriate. Income tax in Iceland is payable in Icelandic krona. Consequently, the US dollar value of our net operating loss carryforwards and other deferred tax assets and liabilities is subject to fluctuations in exchange rates. Such fluctuations over time may increase or reduce the reported US dollar balance of our deferred tax assets and liabilities, and there would be a corresponding gain or loss reported in our income statement.

Litigation and Other Contingencies

We consider litigation and other claims and potential claims or contingencies in preparing our financial statements under generally accepted accounting principles in the United States of America. We maintain accruals for litigation and other contingencies when we believe a loss to be probable and reasonably estimated. In doing so, we assess the likelihood of any adverse judgments or outcomes with respect to legal and other matters as well as potential of probable losses. We base our accruals on information available at the time of such determination. Changes or developments in the relevant action or our strategy in such proceedings could materially affect our results of operations for any particular quarterly or annual period. Since the recognition of a loss is dependent upon factors not completely in the control of management, timing of a charge, if any, is difficult to predict with certainty.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. We adopted the provisions of FIN 47 effective December 31, 2005. The adoption of FIN 47 had no impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” (“SFAS No. 154”), a replacement of APB Opinion No. 20 and Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Results of Operations from the Years Ended December 31, 2005, 2004 and 2003

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the pace and progress of our proprietary research and clinical development efforts, the timing and composition of funding under our various collaborative agreements, and the progress of our own research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct pre-clinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

Financial highlights as of and for the year ended December 31, 2005 include:

•       At December 31, 2005, we had $155.6 million in cash, cash equivalents and investments compared to $198.3 million (including restricted cash) at December 31, 2004. The net utilization of $42.7 million in 2005 reflects costs associated with the advancement of our drug development programs as reflected in the $54.0 million cash used in operations, together with the net proceeds from the sale and leaseback of our Sturlugata and Krokhals facilities in Reykjavik, Iceland ($22.0 million) and also the refinancing of the mortgage on our Woodridge, IL facility.

•       Research and development expense for proprietary programs was $43.7 million in 2005 as compared to $24.9 million in 2004 and $17.6 million in 2003. The increase in our research and development expenses for proprietary programs is the result principally of costs associated with the advancement of our lead drug development programs in clinical trials.

•       In March 2005, we entered into a financing for the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54.8 million after taking into account a forward foreign exchange contract we entered into in connection with the sale of the property). As a result of the sale, we have removed the remaining net book value of the property ($29.3 million) from our balance sheet, deferred the resulting gain and have begun recognizing the gain to earnings over the 15 year term of the leaseback. A portion of the proceeds from the sale of Sturlugata 8 went to prepay approximately $38.6 million of short and long-term debt that was secured by mortgages on the property and, in this connection, we have recorded a loss on early extinguishment debt amounting to $3.1 million. We have leased the property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas (approximately $0.3 million as of December 31, 2005) per month, subject to changes based on the Icelandic consumer price index. We are accounting for the leaseback as an operating lease.

•       In June 2005, we entered into a financing for the sale and leaseback of our facility at Krokhals 5D and 5E, Reykjavik, Iceland. The sale price for the property was 502 million Icelandic kronas (approximately $7.6 million after taking into account a sales commission). As a result of the sale, the remaining net book value of the property ($4.0 million) has been removed from the balance sheet, and we have begun recognizing the deferred gain to earnings over the 15 year term of the leaseback. A portion of the proceeds from the sale of Krokhals were used to prepay approximately $1.8 million of long-term debt that was secured by a mortgage on the property. deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic krona (approximately $0.06 million as of December 31, 2005) per month, subject to changes based on the Icelandic consumer price index.

•       Our revenue in 2005 was $44.0 million as compared to $42.1million in 2004 and $46.8 million in 2003. Revenue for the periods presented generally reflects our strategic focus on drug discovery and development. Specifically, the increase in revenue in 2005 as compared to 2004 is mainly due to grant monies earned, service contract fees and the addition of the Roche alliance to co-develop inhibitors of PDE4, offset by the completion of research funding under the 2002 agreement with Roche and the Merck obesity research program.

Revenue

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

Significant elements of our revenue is summarized as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Research funding and service fees	$29,111	$31,723	$34,712
Milestone payments	1,216	1,835	5,794
Up-front, exclusivity, technology access, and technology development fees	4,538	4,116	4,000
Grant funding	7,287	2,032	1,006
Other	1,803	2,421	1,299
	$43,955	$42,127	$46,811

Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

Therapeutics.   In 2002, we entered into an agreement with Roche to collaborate on four diseases that had been the subject of an earlier collaboration with Roche. During 2004 and through January 2005, we collaborated with Roche on two of those diseases. Under this agreement we discovered genes linked to diabetes and Roche continues drug discovery based on one of these discoveries. Under the 2002 agreement, which expired on February 1, 2005, we received $20.0 million in research funding and we are entitled to receive royalties on the sales of any drugs that are developed coming out of work conducted under this agreement.

In November 2004, we signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of the end of 2005, we received $2.0 million of research funding. We will share drug discovery and clinical trials costs under this new agreement, and we may receive an additional $4.0 million of research funding over the remaining term of the agreement as well as milestone payments and royalties based on drug sales.

Diagnostics.   In June 2001, deCODE signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. More recently deCODE has added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available. Under the agreement deCODE has received $41.1 million in research funding, up-front fees and milestone payments. deCODE may receive $3.1 million in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $10.0 million, $12.6 million and $19.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Costs incurred with these collaborative programs with Roche amounted to $8.3 million, $19.5 million and $19.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Merck & Co, Inc. (Merck)

Obesity.   In September 2002, we entered into a three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, we combined research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. During the three-year research program, which has now expired, we have received research funding, technology access fees and milestone payments in the aggregate amount of $25.3 million. In addition, we may receive further technology access fees in the total aggregate amount of $2.0 million. Subject to Merck’s developing products based on collaboration discoveries, we may also receive development milestones and royalties. We have discovered three genes linked to obesity under this alliance, and Merck has generated a lead series of compounds against one of the targets we validated through our genetics research.

Revenues from this alliance with Merck amounted $6.3 million, $7.9 million and $8.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Costs incurred in connection with this alliance with Merck amounted to $2.9 million, $4.6 million and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The warrant was valued at $6,300,000 using a Black Scholes model with the following assumptions: lives of one to five years, risk free interest rates of 1.24% to 3.07%, volatility of 90% and no dividend yield. The one-time technology access fee of $10,000,000 and the $2,700,000 premium received on the sale of common stock less the estimated fair value of the warrant of $6,300,000, together netting to $6,400,000, has been recorded as deferred revenue. This amount less the refundable amount of $2,500,000 ($3,900,000) is being recognized as revenue according to level of efforts over the seven-year development term. The refundable $2,500,000 technology access fee will be recognized as revenue according to level of efforts retrospectively over the seven-year development term commencing upon satisfaction of the. To date, Merck has not selected any compounds for development under the agreement that has advanced to patients.

Revenues from this alliance with Merck amounted to $0.2 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively. Costs incurred in connection with this alliance with Merck amounted to $0.1 million and $1.3 million for the years ended December 31, 2005 and 2004, respectively.

Grant Funding

We have received various research grants from divisions of the United States National Institutes of Health (NIH), the Commission of the European Communities (EC) and private foundations. Research grants for multiple years are based on approved budgets with budgeted amounts subject to approval on an annual basis. NIH grants generally provide for 100% reimbursement of allowable expenditures while the grant under the EC generally provides for fifty percent reimbursement of allowable research and development related expenditures. Our significant research contracts include:

National Institute of Allergy and Infectious Diseases (NIAID).   In September 2004, deCODE was awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. deCODE may receive $18.4 million in additional research funding over the remaining term of the agreement.

For the years ended December 31, 2005, 2004 and 2003, we recognized revenue of $7.3 million, $2.0 million and $1.0 million from research grants. Costs incurred with research grants amounted to $7.7 million, $2.0 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Revenue for the years ended December 31, 2005, 2004 and 2003 are as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Revenue	$43,955	$42,127	$46,811	$1,828	4%	$(4,684)	(10)%

Revenue for the periods presented generally reflects our strategic focus on drug discovery and development. Specifically the increase in revenue in 2005 as compared to 2004 is mainly due to grant monies earned, service contract fees and the addition of the Roche alliance to co-develop inhibitors of PDE4, offset by the completion of research funding under the 2002 agreement with Roche and the Merck obesity research program. Revenue decrease as compared to the 2003 period is reflective of the transition of our business from the generation of near-term revenue through service partnerships and other means to a greater focus on the development of new drugs in major indications. At December 31, 2005 we had $12.3 million in deferred revenue, compared to $15.9 million at the close of the 2004. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Cost of Revenue, including Collaborative Programs

Cost of revenue, including costs incurred in connection with collaborative programs for the years ended December 31, 2005, 2004 and 2003 are as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Cost of Revenue, Including Collaborative Programs	$37,263	$43,407	$45,870	$(6,144)	(14)%	$(2,463)	(5)%

Our cost of revenue consists of the costs of services provided to customers, collaborators and under grants, including the entirety of the costs incurred in connection with programs that have been partnered and on which we receive research funding. At times, we invested in addition to costs covered by research funding received in such collaborative programs. The decrease in our cost of revenue, including costs incurred in connection with collaborative programs over the periods presented, in general reflects a relative lessening of our investment in programs on which we receive research funding.

Our cost of revenue, including costs incurred in connection with collaborative programs in 2005 as compared to 2004 includes (i) an overall decrease in direct salary and employee related expenses ($0.9 million), (ii) less in chemicals and consumables ($1.3 million), which drives (iii) lower allocation of overheads ($0.4 million) and depreciation and amortization ($4.4 million) and also an increase in contractor services ($0.9 million). The lower depreciation and amortization is also due to the sale-leaseback of our facilities in Iceland during 2005 which reduced our depreciation expense.

Our cost of revenue, including costs incurred in connection with collaborative programs in 2004 as compared to 2003 includes (i) an overall decrease in direct salary and employee related expenses

($2.0 million) which drives a (ii) lower allocation of overheads, depreciation and amortization ($1.7 million), together with (iii) a relative net benefit of $0.5 million resulting from chemicals and consumables we used for which there was relatively little or no attendant cost as a result of prior provisions we had made as slow moving, excess or obsolete according to our accounting policy, (iv) increases in outside contractor services ($1.6 million), and (v) more in chemicals and consumables ($0.6 million).

Although the strengthening of the Icelandic krona versus the U.S. dollar has somewhat abated during 2005, the relative strengthening of the Icelandic krona versus the U.S. dollar in 2004 and 2003 has appreciably affected the U.S. dollar reported amounts of our expenses denominated in Icelandic krona (e.g., a portion of our salary and employee related expenses included in cost of revenue) and may continue to do so.

Research and Development—Proprietary Programs

Research and development for proprietary programs for the years ended December 31, 2005, 2004 and 2003 is as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Research and Development—Proprietary Programs	$43,748	$24,942	$17,596	$18,806	75%	$7,346	42%

The increase in our research and development expenses in proprietary programs results from our emphasis on and increasing expenditures in product development, including pre-clinical and clinical work on our lead drug discovery and development programs. Importantly, in 2005 we concluded a Phase II trial for DG031, our lead developmental compound for the prevention of heart attack and are currently preparing a Phase III clinical for this compound. In 2005, we also funded and implemented a Phase I trials for DG041, our developmental compound in Peripheral Artery Disease and co-funded a Phase II trial in asthma for a compound developed by another company; a portion of the costs of this trial are included in our research and development expenses for proprietary programs. Further, among other pre-clinical programs we are developing a compound to inhibit the LTA4 hydrolase, a protein encoded by a second gene within the same pathway targeted by DG031 that we have also linked to significantly increased risk of heart attack, and we have begun a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche. In 2005, we also initiated a program to develop inhibitors to the EP3 receptor for prostaglandins E2 for the management of pain.

Our research and development expenses for the years ended December 31, 2005, 2004 and 2003 consist of the following:

	2005	2004	2003
Salaries and other personnel costs	$18,072	$10,233	$8,375
Materials and supplies	4,600	3,671	2,650
Contractor services and other third party costs	13,285	3,938	3,669
Overhead expenses	4,630	1,603	1,773
Depreciation and amortization	3,089	5,123	3,883
Stock-based compensation	72	374	467
Database license fee reversal	—	—	(3,221)
	$43,748	$24,942	$17,596

Increases in the research and development costs of our proprietary programs (e.g., salaries and attendant costs, usage of chemicals and consumables) will likely continue, particularly as we advance our clinical development and proprietary drug development programs. Further, we have granted salary increases to our personnel and have added clinical development executives to our staff, which will contribute to future increases in our research and development costs for proprietary programs. The lower depreciation and amortization is also due to the sale-leaseback of our facilities in Iceland during 2005 which reduced our depreciation expense. Our rent increase will increase due to the above transaction. This will be offset by the deferred gain on the sale-leaseback which is being amortized over the term of the lease.

Although the strengthening of the Icelandic krona versus the U.S. dollar has somewhat abated during 2005, the relative strengthening of the Icelandic krona versus the U.S. dollar in 2004 and 2003 has appreciably affected the U.S. dollar reported amounts of our expenses denominated in Icelandic krona (e.g., a portion of our salary and employee related expenses included in cost of revenue) and may continue to do so.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2005, 2004 and 2003 are as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Selling, General and Administrative	$20,118	$20,187	$17,178	$(69)	-%	$3,009	18%

Our selling, general and administrative expenses for 2005 compared to 2004 are essentially unchanged. Salaries and employee related costs did increase ($0.9 million) and legal expenses increased with activity around our intellectual property and patent applications ($0.2 million), but then outside contractor service costs have decreased with efficiencies gained in this second year of implementation of the provisions of the Sarbanes Oxley Act of 2002 ($0.3 million). There is also a relative decrease in our selling, general and administrative expenses for the year ended December 31, 2005 as compared to the 2004 due to severance costs ($0.3 million) and an accrual for probable losses related to grant monies received in pre-acquisition periods of MediChem ($0.4 million) recorded in 2004.

Our selling, general and administrative expenses for 2004 increased compared to 2003, notably including (i) increased salaries and employee related costs ($0.7 million), (ii) employee incentives ($1.4 million), (iii) severance costs ($0.6 million), (iv) greater travel and overhead expenses ($0.7 million), (v) recruiting fees related to the addition of new members to our Board of Directors and also our efforts to hire necessary clinical development and regulatory staff ($0.4 million), (vi) an accrual for probable losses related to grant monies received in pre-acquisition periods of MediChem ($0.4 million), offset by lower stock-based compensation ($1.1 million). We also grant annual salary increases to our personnel and are making efforts to recruit new members to our Board of Directors—which will increase our selling, general and administrative expenses.

Although the strengthening of the Icelandic krona versus the U.S. dollar has somewhat abated during 2005, the relative strengthening of the Icelandic krona versus the U.S. dollar in 2004 and 2003 has appreciably affected the U.S. dollar reported amounts of our expenses denominated in Icelandic krona (e.g., a portion of our salary and employee related expenses included in cost of revenue) and may continue to do so.

Stock-Based Compensation

For purposes of our consolidated statements of operations, we have allocated stock-based compensation to expense categories based on the nature of the service provided by the recipients of the stock option and restricted stock grants. We value the stock options we grant to non-employees using the Black-Scholes option-pricing model.

Stock-based compensation expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Cost of revenue, including collaborative programs	$—	$362	$861	$(362)	(100)%	$(499)	(58)%
Research and development expense	72	374	467	(302)	(81)%	(93)	(20)%
Selling, general and administrative expense	369	435	1,112	(66)	(15)%	(677)	(61)%
Total stock based compensation	$441	$1,171	$2,440	$(730)	(62)%	$(1,269)	(52)%

With little compensation expense being attributed to our more recent stock option grants, stock-based compensation expense has been decreasing as grants made in earlier years become fully vested. Historical stock-based compensation is not necessarily representative of the effects on reported income or loss for future years due to, among other things, the vesting period of the stock options, the value of stock options that have been granted in recent times and the required change to the fair value method.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R eliminates the ability to account for employee share-based compensation transactions using the intrinsic method used by deCODE. SFAS No. 123R requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in deCODE’s financial statements. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that defers the required effective date of SFAS No. 123R to fiscal years beginning after June 15, 2005 (January 1, 2006 for deCODE). Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. deCODE will adopt SFAS 123R using the modified prospective method. Prior to January 1, 2006, we accounted for stock options granted to employees and shares issued under our employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25 and therefore no compensation expense generally was recognized for these awards.

We expect to incur additional stock compensation expense in our Consolidated Statement of Operations related to unvested stock options granted as of December 31, 2005 and future stock option grants as we adopt the provisions of SFAS No. 123R effective January 1, 2006. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. Because options vest over several years and because we expect to grant options in future years, the pro forma results of applying the provisions of SFAS No. 123 as presented in Note 2 to the Consolidated Financial Statements are not necessarily representative of the pro forma results in future years.

At December 31, 2005, we had approximately $8.5 million of unamortized compensation expense, related to options granted prior to January 1, 2006, to be recognized through 2009, based on the vesting terms of the option agreements and the date the options were granted. Of the $8.5 million of unamortized compensation expense, approximately $3.9 million of it will be recognized in the consolidated statements of operations in the year ended December 31, 2006. These amount do not take into consideration any grants subsequent to December 31, 2005 and also do not take into consideration any forfeiture rate discount as proscribed by SFAS No. 123R.

Interest Income

Interest income for the years ended December 31, 2005, 2004 and 2003 is as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Interest Income	$6,397	$2,903	$1,151	$3,494	120%	$1,752	152%

Our interest income has increased with rising rates and increasing returns on a greater amount of cash and investments. We expect to use our cash and investments principally for advancing our drug and clinical development programs. In the meantime, we will invest the proceeds received in accordance with our policy, having the objective of preserving principal while maximizing income we receive from our investments without significantly increasing risk. We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities, commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

Interest Expense

Interest expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Interest Expense	$7,484	$8,983	$3,478	$(1,499)	(17)%	$5,505	158%

Our interest expense principally reflects interest on our 3.5% Senior Convertible Notes due 2011 that we issued in April 2004.

In March 2005, we prepaid $38.6 million of short and long-term debt that was secured by mortgages on Sturlugata 8. Also in March 2005, we refinanced the mortgage on our Woodridge, IL facility, paying-down $4.0 million on the existing mortgage. Further, in June 2005, we prepaid $1.8 million of long-term debt that was secured by mortgages on Krokhals 5D and 5E. As a result of these prepayments and refinancing, our future interest expense is expected to be approximately $5.6 million on an annual basis.

Other Non-Operating Income and Expense, Net

Other non-operating income and expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Other Non-Operating Income And Expense, Net	$(4,489)	$(4,766)	$1,988	$277	6%	$(6,754)	(340)%

Our other non-operating income and expense, net consists principally of the net impact of foreign exchange, unrealized and realized gains and losses on derivative financial instruments and, in 2005, loss on early extinguishment of debt and a realized loss on the sale of investments.

As a consequence of the nature of our business and operations, our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to loss of $0.1 million, $3.3 million and $0.1 million in 2005, 2004 and 2003, respectively.

Our losses on derivative financial instruments in 2005 ($0.2 million) resulted from three forward foreign currency exchange options we entered into as economic hedges against foreign exchange rate fluctuations on our ISK-denominated operating expenses but that did not qualify for hedge accounting.

Our losses on derivative financial instruments in 2004 stem from the two cross-currency swaps we entered into as economic hedges against foreign exchange rate fluctuations on our foreign currency debt but that did not qualify for hedge accounting. In March 2004, we liquidated our two cross-currency swaps receiving $9.7 million in proceeds. We realized a loss on this early termination that, together with unrealized losses on the swaps during the 2004, amounted to $1.5 million.

As a result of having prepaid the short and long-term debts that were secured by mortgages on Sturlugata 8 we have recorded a loss on early extinguishment debt during 2005 amounting to $3.1 million and consisting of (i) prepayment fees ($1.4 million), (ii) write-off of remaining unamortized finance costs ($1.4 million), and (iii) remaining unamortized discount on the long-term debt ($0.3 million).

In December 2005, we sold investments and realized a loss on the sale of $1.0 million.

Income Taxes

As of December 31, 2005, we had an accumulated deficit of $450.2 million and did not owe any Icelandic or U.S. federal income taxes nor did we pay any in the years ended December 31, 2005, 2004 or 2003. Realization of deferred tax assets is dependent on future earnings, if any. As of December 31, 2005, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $45.7 million to offset future taxable income in the United States that expire at various dates through 2025. Also, as of December 31, 2005 our foreign subsidiaries had net operating loss carryforwards of approximately $239.7 million that expire in varying amounts beginning in 2006.

Net Loss and Basic and Diluted Net Loss Per Share

Net loss and basic and diluted net loss per share for the years ended December 31, 2005, 2004 and 2003 are as follows:

				2005 as Compared to 2004		2004 as Compared to 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Net Loss	$62,750	$57,255	$35,123	$5,495	10%	$22,132	63%
Basic and Diluted Net Loss Per Share	$1.17	$1.07	$0.68	$0.10	9%	$0.39	57%

Net loss and basic and diluted net loss per share both increased in the years ended December 31, 2005 and 2004, principally on account of higher research and development related to the advancement of our drug development programs, lower revenues, higher interest expense related to our convertible notes issued in April 2004 and the impact, both realized and unrealized, of foreign exchange fluctuations.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($828 million from the beginning of 1999 to-date). Future funding under terms of our existing agreements is approximately $50 million excluding milestone payments, royalties and other payments that we may earn under such collaborations.

We make significant investments in proprietary research and development and we incur the costs of such activities. In the near term, this requires us to devote resources to our in-house drug and clinical development which we believe will better position us to capture the most value to us in our discoveries. As we identify promising discoveries for further development, we may choose to continue the development ourselves into and through clinical trials, regulatory approvals, manufacturing, distribution and marketing. In other cases we are or will be working to varying degrees with partners. The decisions we make as to these matters will affect our cash requirements.

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

In December 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale from time to time of debt and equity securities either individually or in units, in one or more offerings, with a total value of up to $100 million. As of December 31, 2005, we had not consummated any sales under this registration statement.

At December 31, 2005, we had $155.6 million of cash, cash equivalents and investments. As we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing, such as further public or private equity offerings, additional debt financing, other forms of financing or added collaborations and licensing arrangements. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

In January 2006, we acquired all of the outstanding shares of a Urdur Verdandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. As consideration for the purchase, we issued 635,006 shares of deCODE common stock valued at $6,082,000 to IGC. This acquisition will allow us to broaden our cancer program by applying our gene discovery and drug development efforts to a larger population. This acquisition will not have a material impact on our capital requirements in the future.

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Cash provided by (used in):
Operating activities	$(54,033)	$(29,936)	$(20,331)
Investing activities	95,832	(124,653)	(792)
Financing activities	(46,094)	156,158	2,548
Cash and cash equivalents, at end of period	65,943	70,238	68,669

Cash and Cash Equivalents.   At December 31, 2005, we had $65.9 million in cash and cash equivalents. Together with our investments at December 31, 2005 ($89.6 million), this balance is approximately $42.7 million less than at December 31, 2004. Significant cash flows during the year ended December 31, 2005 include, the net proceeds from the sale and leaseback financing of our Sturlugata 8 headquarters facility ($54.8 million), the net proceeds from the sale and leaseback financing of our Krokhals facility ($7.7 million), prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), prepayments of short and long-term debts secured by mortgages on our Krokhals facility ($1.8 million), refinancing of the mortgage on our Woodridge, IL facility ($4.0 million), other debt service ($3.0 million), capital expenditures ($4.0 million), and costs associated with the advancement of our drug development programs as reflected in the $54.0 million of cash we used in operating activities during the year ended December 31, 2005.

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

At December 31, 2005, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At December 31, 2005, our investments are comprised of auction rate securities and a corporate bond.

Operating Activities.   Net cash used in operating activities increased to $54.0 million for the year ended December 31, 2005 as compared to $29.9 million for the year ended December 31, 2004 and $20.3 million for the year ended December 31, 2003. As more fully described above, the increase in use of cash in operating activities is most importantly attributable to the significant research and development investments being made in advancing our drug and clinical development programs. The balance of our deferred revenue has decreased during 2005 as we recognize revenue as work progresses under collaborative contracts with significant up-front monies paid. Also, during 2005, we have experienced lower average turnover of our receivables largely on account of monies due under grants.

Investing Activities.   Our investing activities have consisted of short-term investments in marketable securities (consisting mainly of auction rate securities, US government securities and in an intermediate term bond mutual fund), capital expenditures and, in the year ended December 31, 2005, the sale and leaseback of our headquarters facilities at Sturlugata, and Krokhals 5D and 5E in Reykjavik, Iceland.

We principally made replacement capital expenditures during 2005, 2004 and 2003 and did invest in certain computer and laboratory equipment. We have experienced the pace of necessary capital expenditures increase somewhat of late and this trend may continue. Although we believe we will continue to make largely replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

As more fully described below, in March 2005, we entered into a financing with an Icelandic real estate company for the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54.8 million after taking into account a standard forward foreign exchange contact we entered into in connection with the sale). In June 2005, we entered into a financing with an Icelandic real estate company for the sale and leaseback of our facility at Krokhals 5D and 5E, Reykjavik, Iceland. The sale price for the property was 502 million Icelandic kronas (approximately $7.7 million after taking into account the sales commission).

Financing Activities.   Net cash of $46.1 million was used in financing activities in the year ended December 31, 2005, as compared to $156.2 million that was provided in the year ended December 31, 2004 and $2.5 million that was provided in the year ended December 31, 2003. Financing activities for the year ended December 31, 2005 largely consisted of prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), prepayments of long-term debts secured by mortgages on Krokhals 5D and 5E ($1.8 million) refinancing of the mortgage on our Woodridge, IL facility ($4.0 million) which freed-up $6.0 million of previously restricted cash (reflected above in investing activities), the sale-and-leaseback of certain equipment ($1.2 million) and other debt service ($3.0 million). Financing activities for the year-ended December 31, 2004 largely consisted of net proceeds from our convertible notes ($143.8 million), equity proceeds and the portion of the monies received by us in the information-rich clinical trial alliance with Merck relating to the sale of common stock and warrants ($13.6 million), proceeds in the liquidation of our two cross-currency swaps ($9.7 million) and installment payments on debt and capital lease obligations ($6.8 million).

A portion of the proceeds from the sale of our headquarters facility at Sturlugata 8 went to prepay approximately $34.1 million of long-term debt that was secured by mortgages on the property, (our Tier A bonds, Tier B loan and March 2004 loan) and $4.5 million of short-term borrowings. We have leased the property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas per month (approximately $0.3 million as of December 31, 2005), subject to changes based on the Icelandic consumer price index. Under the terms of the lease we will continue to pay property taxes and insurance and will be responsible for the property’s maintenance. The monthly rent will be revised as of July 1, 2010 to reflect changes in capital markets as well as our credit quality. Under the terms of the lease, we have a right of first refusal on any sale of the property and a priority right to extend the term of the lease at its expiration. The lease provides us with the option to redenominate the rent in currencies other than Icelandic kronas at a predetermined rate as of July 1, 2007.

In March 2005, we refinanced the mortgage on our Woodridge, IL facility, paying-down $4.0 million of the then existing $10.2 million mortgage and eliminating restricted cash collateral totaling $6.0 million.

The principal amount of the new mortgage ($6.2 million) is payable in monthly installments of $26,000 for two years and three months with a final payment of $5.5 million due in June 2007. The new mortgage carries an interest rate of three-month LIBOR + 2.25% (6.32% at December 31, 2005).

A portion of the proceeds from the sale of Krokhals 5D and 5E were used to prepay approximately $1.8 million of long-term debt that was secured by a mortgage on the property. deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic kronas (approximately $0.1million as of December 31, 2005) per month, subject to changes based on the Icelandic consumer price index. The lease is a 15 year operating lease.

Contractual Commitments and Off-Balance Sheet Arrangements.   The following summarizes our contractual obligations at December 31, 2005, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
3.5% senior convertible notes, including interest	$178,875	$5,250	$10,500	$10,500	$152,625
Operating leases	73,598	5,973	10,679	10,196	46,750
Long-term debt, including interest	6,745	923	5,822	—	—
Capital lease obligations, including interest	2,485	1,391	1,086	8	—
	$261,703	$13,537	$28,087	$20,704	$199,375

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $6.0 million, of which deCODE believes $1.0 million may be incurred in 2006, with the timing of payments of the remainder not determinable at the current time. These potential payments are not included in the above table.

All material intercompany balances and transactions have been eliminated. We do not have any other significant relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. Additionally, holders of our 3.5% senior convertible notes may elect to convert their notes into shares of our common stock at any time at a price of $14.00 per share.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.3 million decrease in the fair value of our investments as of December 31, 2005. Due to the nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the Company’s Convertible Notes, because they bear interest at a fixed rate. The market value of the Convertible Notes was $123.4 million on December 31, 2005.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.1 million on our Icelandic krona denominated non-U.S. dollar assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments; however, we have no derivative instruments outstanding as of December 31, 2005.

As of December 31, 2005 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
deCODE genetics Inc.:

We have audited the accompanying consolidated balance sheets of deCODE genetics Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of deCODE genetics, Inc.:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and cash flows of deCODE genetics, Inc. and its subsidiaries for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2004, except for the four paragraph of the section titled “Mortgage Loans” in footnote 11 for which the date is March 15, 2004

deCODE genetics, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$65,943	$70,238
Investments	89,611	122,082
Receivables	7,856	6,450
Other current assets	3,541	4,307
Total current assets	166,951	203,077
Restricted cash	-	6,000
Property and equipment, net	24,500	60,447
Goodwill	8,863	8,863
Other long-term assets and deferred charges	6,444	9,865
Total assets	$206,758	$288,252
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,732	$5,829
Accrued expenses and other current liabilities	12,823	9,528
Short-term borrowings	—	5,069
Current portion of capital lease obligations	1,313	1,745
Current portion of long-term debt	550	7,081
Deferred revenue	6,105	8,654
Total current liabilities	25,523	37,906
Capital lease obligations, net of current portion	1,046	1,194
Long-term debt, net of current portion	155,653	189,535
Deferred gain on sale-leaseback	27,654	-
Deferred revenue	6,219	7,221
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 54,762,095 and 54,742,595, respectively, at December 31, 2005; and 54,539,069 and 54,522,069 respectively, at December 31, 2004	55	55
Additional paid-in capital	444,401	442,999
Notes receivable	(2,898)	(3,111)
Deferred compensation	(418)	—
Accumulated deficit	(450,215)	(387,465)
Accumulated other comprehensive income	(139)	38
Treasury stock, 19,500 and 17,000 shares stated at cost at December 31, 2005 and 2004, respectively	(123)	(120)
Total stockholders’ (deficit) equity	(9,337)	52,396
Total liabilities and stockholders’ equity (deficit)	$206,758	$288,252

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Revenue	$43,955	$42,127	$46,811
Operating expenses:
Cost of revenue, including collaborative programs.	37,263	43,407	45,870
Research and development—proprietary programs	43,748	24,942	17,596
Selling, general and administrative	20,118	20,187	17,178
Impairment, employee termination benefits and other charges	—	—	951
Total operating expenses	101,129	88,536	81,595
Operating loss	(57,174)	(46,409)	(34,784)
Interest income	6,397	2,903	1,151
Interest expense	(7,484)	(8,983)	(3,478)
Other non-operating (expense) and income, net	(4,489)	(4,766)	1,988
Net loss	$(62,750)	$(57,255)	$(35,123)
Basic and diluted net loss per share	$(1.17)	$(1.07)	$(0.68)
Shares used in computing basic and diluted net loss per share	53,824	53,423	51,508

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

							Accumulated
							Other
	Shares		Additional				Comprehensive		Total
	Common Stock	Par Value	Paid-In Capital	Notes Receivable	Deferred Compensation	Accumulated Deficit	Income (Loss)	Treasury Stock	Stockholders’ Equity (Deficit)
	(In thousands, except share amounts)
Balance at January 1, 2002	53,545,234	$54	$431,494	$(7,607)	$(2,642)	$(295,087)	$(1)	$(965)	$125,246
Issuance of common stock upon exercise of warrants	425,785		(1,799)					1,799
Issuance of common stock upon exercise of stock options	135,801		306	(2)					304
Deferred compensation arising from stock options			373		(373)
Other issuances of common stock	25,504		158						158
Forfeiture and cancellations of common stock issued upon early exercise of stock options	(397,094)			2,833	118			(2,951)
Forfeiture of options			(43)		43
Payment of notes				536					536
Amortization of deferred compensation					2,282				2,282
Comprehensive income (loss):
Net loss for the period						(35,123)			(35,123)
Other comprehensive income (loss):
Foreign currency translation							4		4
Total comprehensive income (loss):									(35,119)
Balance at December 31, 2003	53,735,230	$54	$430,489	$(4,240)	$(572)	$(330,210)	$3	$(2,117)	$93,407

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other
	Shares		Additional				Comprehensive		Total
	Common Stock	Par Value	Paid-In Capital	Notes Receivable	Deferred Compensation	Accumulated Deficit	Income (Loss)	Treasury Stock	Stockholders’ Equity (Deficit)
	(In thousands, except share amounts)
Balance at December 31, 2003	53,735,230	$54	$430,489	$(4,240)	$(572)	$(330,210)	$3	$(2,117)	$93,407
Issuance of common stock and warrants	689,703	1	11,507					2,121	13,629
Issuance of common stock upon exercise of stock options	114,657		519	3					522
Compensation arising from stock options			484						484
Forfeiture and cancellations of common stock issued upon early exercise of stock options	(17,521)			124				(124)	—
Payment of notes				1,002					1,002
Amortization of deferred compensation					572				572
Comprehensive income (loss):
Net loss for the period						(57,255)			(57,255)
Other comprehensive income (loss):
Foreign currency translation							10		10
Unrealized gain on marketable securities							25		25
Total comprehensive income (loss):									(57,220)
Balance at December 31, 2004	54,522,069	$55	$442,999	$(3,111)	$—	$(387,465)	$38	$(120)	$52,396

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
							Other
	Shares		Additional				Comprehensive		Total
	Common Stock	Par Value	Paid-In Capital	Notes Receivable	Deferred Compensation	Accumulated Deficit	Income (Loss)	Treasury Stock	Stockholders’ Equity (Deficit)
	(In thousands, except share amounts)
Balance at December 31, 2004	54,522,069	$55	$442,999	$(3,111)	$—	$(387,465)	$38	$(120)	$52,396
Issuance of common stock to consultant	15,000		104						104
Issuance of restricted common stock	57,944		526		(526)
Issuance of common stock upon exercise of warrants	47,222
Issuance of common stock upon exercise of stock options	102,860	439							439
Compensation arising from stock options	333								333
Forfeiture and cancellations of common stock issued upon early exercise of stock options	(2,500)		3					(3)
Payment of notes			210						210
Amortization of restricted stock and deferred compensation					108				108
Comprehensive income (loss):
Net loss for the period						(62,750)			(62,750)
Other comprehensive income (loss):
Foreign currency translation							(3)		(3)
Unrealized loss on marketable securities							(174)		(174)
Total comprehensive income (loss):									(62,927)
Balance at December 31, 2005	54,742,595	$55	$444,401	$(2,898)	$(418)	$(450,215)	$(139)	$(123)	$(9,337)

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(62,750)	$(57,255)	$(35,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,611	14,135	13,913
Amortization of deferred gain on sale-leaseback	(1,394)	—	—
Charges for debt extinguishment	1,741	—	—
Loss on investments	1,044	—	—
Gain on sale of investment in common stock of eMR	—	—	(254)
Stock-based compensation	441	1,171	2,440
Loss on disposal of equipment, net	32	883	224
Charges for write-down of obsolete and excess materials and supplies	63	117	802
Loss (gain) on derivative financial instruments	—	1,465	(4,824)
Foreign currency exchange loss on Icelandic krona denominated debt	262	2,936	3,947
Amortization of deferred financing costs	949	872	—
Other	(31)	(177)	(423)
Changes in operating assets and liabilities:
Receivables	(1,456)	47	(1,205)
Other current assets	703	1,174	3,206
Accounts payable	(1,097)	476	488
Accrued expenses	3,399	2,224	(3,377)
Deferred revenue	(3,550)	1,857	(145)
Other	—	139	—
Net cash used in operating activities	(54,033)	(29,936)	(20,331)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,968)	(2,695)	(882)
Purchase of investments	(230,678)	(248,040)	—
Redemptions of investments	261,920	125,950	—
Proceeds from sale of property and equipment	62,452	39	90
Change in restricted cash	6,000	—	—
Other	106	93	—
Net cash provided by (used in) investing activities	95,832	(124,653)	(792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	439	14,153	256
Repayment of notes receivable for common stock	210	1,002	536
Proceeds from convertible debt offering, net of financing costs	—	143,805	—
Proceeds (payments) on line of credit	(4,500)	(2,000)	6,500
Proceeds from short-term borrowings	—	1,119	0
Repayments of short-term borrowings	(569)	(550)	0
Proceeds from equipment sale-leaseback financing	1,200	436	4,750
Proceeds from facility financings	—	—	154
Proceeds from swap termination	—	9,720	—
Debt refinancing cost	(59)	(478)	—
Repayments of debt and capital lease obligations	(42,815)	(11,049)	(9,648)
Net cash (used in) provided by financing activities	(46,094)	156,158	2,548
Net (decrease) increase in cash and cash equivalents	(4,295)	1,569	(18,575)
Cash and cash equivalents at beginning of period	70,238	68,669	87,244
Cash and cash equivalents at end of period	$65,943	$70,238	$68,669
Supplemental cash flow information:
Cash paid for interest	$6,608	$6,250	$2,479
Deferred gain on sale of property and equipment	29,270	—	—

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share and per share amounts)

1.   Organization and Business

References in these financial statements to deCODE refer to deCODE genetics, Inc., a Delaware company, and its wholly owned subsidiaries, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries, MediChem Life Sciences, Inc., a Delaware corporation, and its subsidiaries.

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

deCODE’s focus is on the discovery and commercialization of novel therapeutics based on genetic information identified in deCODE’s population-based gene discovery work. deCODE has integrated capabilities for applying genetic findings to the development of drugs, both through its proprietary programs and in alliance with corporate partners. deCODE is also applying the links it has identified between genetic factors and disease to create DNA based tests which can also be used to identify patients with increased risk of developing a disease or to predict which patients will respond well to a given drug therapy. deCODE believes that such tests will become a standard part of healthcare within the coming decade, making it possible to gauge individual predisposition to a particular illness and to design effective preventive strategies; to complement traditional clinical diagnoses; and to identify patients who are likely to respond or not respond to particular drugs.

In addition to conducting work on targets in deCODE’s collaborative and internal programs, the chemistry group provides drug discovery work for fee-for-service customers. deCODE’s other service offerings include protein crystallization products and protein structure analysis contract services through its Seattle-based biostructures group; pharmacogenomics and clinical trials services through its Encode subsidiary; and DNA analysis services through its genotyping laboratory in Reykjavik.

2.   Significant Accounting Policies

Basis of Presentation

These financial statements are reported in United States dollars, deCODE’s functional currency, and prepared in accordance with accounting principles generally accepted in the United States of America. Tabular amounts are stated in thousands, except per share amounts.

Reclassifications

Beginning in 2004, deCODE began presenting cost of revenue in its statements of operations. To be consistent with year-end 2004 operating expense classifications, deCODE reclassified previously reported research and development expenses for the year-ended December 31, 2003. The reclassifications between research and development expenses and cost of revenue had no effect on reported amounts of total operating expenses or operating loss.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Principles of Consolidation

The consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis deCODE evaluates its estimates, which include, among others, those related to collaborative arrangements, property and equipment, income taxes, litigation and other contingencies, materials and supplies valuation, derivatives, goodwill and intangible assets, and bad debts. deCODE bases its estimates on historical experience and on various other assumptions that management  believes to be reasonable under the circumstances, the results of which form its basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Uncertainties

deCODE is subject to risks common to companies in the biotechnology industry including, but not limited to, development by deCODE or its competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers and many of deCODE’s materials and supplies, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations.

Concentration of Risk

At December 31, 2005, deCODE has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject deCODE to concentrations of credit risk consist principally of investments made primarily in high-grade commercial paper, auction rate securities, money market funds, mutual fund investments, government and non-government debt securities and receivables. These instruments are subject to risk of default, changes in credit rating and changes in market value. Investments are also subject to interest rate risk and will decrease in value if market interest rates increase.

deCODE’s cash and cash equivalents are deposited with financial institutions in Iceland, United Kingdom and the United States having a high credit rating (A-/A3 or better). Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

At December 31, 2005 and 2004, 20% and 24%, respectively, of consolidated receivables were due from Roche. At December 31, 2005 and 2004, 0% and 3%, respectively, of consolidated receivables were due from Merck. At December 31, 2005, 18% of consolidated receivables were due from NIH.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

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

The fair values of mortgage bonds and equipment notes at December 31, 2005 were approximately $0 and $281,000, respectively and at December 31, 2004 were approximately $15,531,000 and $529,000, respectively, as estimated based on quoted market rates for instruments with similar terms and remaining maturities. The fair value of the 3.5% convertible notes at December 31, 2005 and 2004 was approximately $123,375,000 and $136,900,000, respectively. In October 2004, deCODE registered the convertible notes with the Securities and Exchange Commission allowing the notes to be traded on the open market. The fair value of the convertible notes was based on the quoted market prices at December 31, 2005 and 2004.

Cash and Cash Equivalents

Highly liquid investments with a maturity of ninety days or less at the date of purchase are considered cash equivalents.

Investments

deCODE invests its excess cash balances in marketable securities. deCODE classifies all of its investments as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date and any unrealized gains and losses are reported in stockholders’ equity in accumulated other comprehensive income. Fair value is generally determined with reference to quotations in active markets. Premiums and discounts associated with investments in bonds are amortized using the effective interest rate method. If any adjustment to fair value reflects a decline in the value of the investment, is determined to be “other than temporary”, the investment is marked to market through a charge to the consolidated statement of operations.

Materials and Supplies

Materials and supplies, included in deCODE’s other current assets, are valued at the lower of cost (first-in, first-out method) or market. deCODE evaluates materials and supplies levels and expected usage on a periodic basis and records write-downs of value for obsolescence as required. At December 31, 2005 and 2004, materials and supplies were valued at $1,158,000 and $1,296,000, respectively.

deCODE recorded charges for write-down of obsolete and excess materials and supplies of $63,000, $117,000 and $802,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, deCODE used materials and supplies for which it had made provisions for in prior years as slow-moving, excess and obsolete, benefiting otherwise reported research and development expenses by $816,000, $1,411,000 and $780,000, respectively.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

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

Capital Leases

Assets held under capital lease agreements are initially recorded at the lower of the fair market value of the related asset or the present value of the future minimum rental payments using interest rates appropriate at the inception of the lease. Property and equipment subject to capital lease agreements are amortized over the shorter of the life of the lease or the estimated useful life of the asset unless the lease transfers ownership or contains a bargain purchase option, in which case the leased asset is amortized over the estimated useful life of such asset.

Impairment of Long-Lived Assets and Goodwill

deCODE reviews long-lived assets for potential impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held for use is measured by comparing the carrying amount of an asset to the undiscounted estimated future cash flows expected to be generated by the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If any such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds its fair value.

For purposes of the goodwill impairment tests, deCODE identifies its reporting units, identifies the assets and liabilities of the reporting units and performs impairment tests on the goodwill associated with them. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To identify potential impairments deCODE compares fair value of a reporting unit with its carrying amount, including goodwill. For this purpose, deCODE estimates fair value of a reporting unit using analyses of comparable companies and recent comparable transactions.

Finance Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized as interest expense over the term of the debt. Remaining unamortized deferred financing costs included in long-term assets were $4,783,000 and $7,067,000 at December 31, 2005 and 2004, respectively.

Revenue Recognition

deCODE records revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed and determinable, services were rendered and collectibility is reasonably assured. deCODE

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

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

deCODE’s revenues from research and development collaboration agreements are recorded and recognized in accordance with the applicable performance requirements and terms of the respective contracts, generally either (i) as contract research costs are incurred, usually ratably over the period of effort, (ii) according to the level of efforts expended based on the ratio of contract research costs incurred to expected total costs, or (iii) upon the achievement of substantive milestones. deCODE’s accounting recognition policies with respect to each significant element of deCODE’s revenue is summarized as follows:

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

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

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

Grant Revenue.   Research grants and contracts that provide for payments to deCODE for work performed are recognized as revenue when the related expense is incurred and deCODE has obtained necessary governmental approval to use the grant funds for these expenses. Revenues under these contracts will be recognized as deCODE incurs costs related to the contracts.

Deferred Revenue.   In general, prerequisites for billings are established by contractual terms including predetermined payment schedules, the achievement of contract milestones, or submission of appropriate billing detail. Deferred revenue represents amounts billed in accordance with contract terms but not yet recognized according to deCODE’s accounting policy. Unbilled costs and fees arise when revenue has been recognized but customers have not been billed.

Cost of Revenue, including Collaborative Programs

deCODE’s cost of revenue is comprised of costs of services provided to customers and collaborators, including the entirety of costs incurred in connection with programs that have been partnered and on which deCODE receives research funding. At times, deCODE may dedicate additional resources and incur costs in addition to costs covered by research funding received in such collaborative programs. Major components of deCODE’s cost of revenue include personnel costs, namely salaries, benefits and stock-based compensation; materials and supplies; services contracted for research activities; other third party fees and costs; depreciation of property and equipment; amortization of patents and other intangible assets; and items of overhead, including allocations of various administrative and facilities related costs.

Research and Development Expenses

All costs associated with internal research and development and research and development services, including pre-clinical and clinical trial studies, which deCODE has externally contracted are expensed as incurred.

Patent Costs

Patent application costs are charged to legal expense as incurred and classified in selling, general and administrative expense.

Stock-Based Compensation

deCODE follows SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options granted to employees or to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, and disclose the pro forma effects on net loss and net loss per share had the estimated fair value of the options granted to employees been expensed. SFAS No. 123 requires companies to expense the estimated fair value of stock options

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

granted to non-employees. deCODE has elected to follow the intrinsic value method in accounting for its employee stock options and follows the fair value method in accounting for its non-employee stock options.

Had compensation cost for all stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”), deCODE’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net loss attributable to common stockholders—as reported	$(62,750)	$(57,255)	$(35,123)
Add: Stock-based employee compensation expense included in reported net loss	441	964	2,440
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(5,347)	(5,932)	(6,964)
Net loss attributable to common stockholders—proforma	$(67,656)	$(62,223)	$(39,647)
Basic and diluted net loss per share as reported—as reported	$(1.17)	$(1.07)	$(0.68)
Basic and diluted net loss per share—proforma	(1.26)	(1.16)	(0.77)

The fair values of the options granted are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Dividends	-	-	-
Expected volatility	80%	92%	100%
Expected term (in years)	5	5	5
Risk-free interest rates	4.05%	3.65%	3.11%

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards  No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R eliminates the ability to account for employee share-based compensation transactions using the intrinsic method used by deCODE. SFAS No. 123R requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in deCODE’s financial statements. In April 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that defers the required effective date of SFAS No. 123R to fiscal years beginning after June 15, 2005 (January 1, 2006 for deCODE). Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

deCODE will adopt SFAS No. 123R using the modified prospective method. Under the modified prospective method, compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date. Prior to January 1, 2006, deCODE accounted for stock options granted to employees and shares issued under its employee stock purchase plan in accordance with the intrinsic value method permitted under APB Opinion No. 25 and therefore no compensation expense generally was recognized for these awards.

deCODE expects to incur additional stock compensation expense in its Consolidated Statement of Operations related to stock options granted as of December 31, 2005 and future stock option grants under the provisions of SFAS No. 123R. The impact of adopting SFAS No. 123R on periods after adoption cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. At December 31, 2005, deCODE had approximately $8.5 million of unamortized compensation expense, related to options granted prior to January 1, 2006, to be recognized through 2009, based on the vesting terms of the option agreements and the date the options were granted. Of the $8.5 million of unamortized compensation expense, approximately $3.9 million of it will be recognized in the consolidated statements of operations in the year ended December 31, 2006. These amounts do not take into consideration any grants subsequent to December 31, 2005 and also do not take into consideration any forfeiture rate discount as proscribed by SFAS No. 123R.

Foreign Currency Translation

deCODE’s functional currency is the U.S. dollar. One of its subsidiaries uses the local currency, the Icelandic krona, as the functional currency. For this entity, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income.

Foreign currency transaction gains and losses are reported according to the exchange rates prevailing on the transaction date and are included in the consolidated statements of operations classified as other non-operating income and expense. Net transaction and translation losses recorded were $124,000, $3,294,000 and, $29,000 in 2005, 2004 and 2003, respectively.

Income Taxes

deCODE accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the temporary differences between the financial reporting and tax bases of deCODE’s assets and liabilities and for tax loss carryforwards at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is applied against any deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Computation of Net Loss per Share

Basic net loss per share is computed using net loss available to common stockholders and the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding during the period is the number of shares determined by relating the portion of time within a reporting period that common shares have been outstanding to the total time in that period.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. Diluted net loss per share does not differ from basic net loss per share in all periods presented as potential common shares are antidilutive for all such periods and are, therefore, excluded from the calculation.

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143”. FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. deCODE adopted the provisions of FIN 47 effective December 31, 2005. The adoption of FIN 47 had no impact on deCODE’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction”  (“SFAS No. 154”), a replacement of APB Opinion No. 20 and Statement No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.  Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Research funding and other service fees	$29,111	$31,723	$34,712
Milestone payments	1,216	1,835	5,794
Up-front, exclusivity, technology access, and technology development fees	4,538	4,116	4,000
Grant funding	7,287	2,032	1,006
Other	1,803	2,421	1,299
	$43,955	$42,127	$46,811

The following table represents revenue derived by geographic area:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
United States	$15,486	$13,680	$13,744
Iceland	28,469	28,447	33,067
	$43,955	$42,127	$46,811

Significant collaborative agreements, contracts and grants are as follows:

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

F. Hoffmann-La Roche (Roche)

Therapeutics.   In 2002, deCODE entered into an agreement with Roche to collaborate on four diseases that had been the subject of an earlier collaboration with Roche. During 2004 and through January 2005, deCODE collaborated with Roche on two of those diseases. Under this agreement deCODE discovered genes linked to diabetes and Roche continues drug discovery based on one of these discoveries. Under the 2002 agreement, which expired on February 1, 2005, deCODE received $20,000,000 in research funding and also is entitled to receive royalties on the sales of any drugs that are developed coming out of work conducted under this agreement.

In November 2004, deCODE signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and deCODE will focus on optimizing lead compounds identified in deCODE’s previous work and begin clinical development. Under this agreement, as of the end of 2005, we received $2.0 million of research funding. We will share drug discovery and clinical trials costs under this new agreement, and we may receive an additional $4.0 million of research funding over the remaining term of the agreement as well as milestone payments and royalties based on drug sales.

Diagnostics.   In June 2001, deCODE signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. More recently deCODE has added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available.   Under the agreement deCODE has received $41,125,000 in research funding, up-front fees and milestone payments. deCODE may receive $3,125,000 in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $9,995,000, $12,613,000 and $19,899,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Costs incurred with these collaborative programs with Roche amounted to $8,257,000, $19,475,000, and $19,629,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

For the years ended December 31, 2005, 2004 and 2003, Roche represented 23%, 30% and 43%, respectively, of consolidated revenue.

Merck & Co, Inc. (Merck)

Obesity.   In September 2002, deCODE entered into a three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, deCODE combined research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. During the three-year research program, which has now expired, deCODE has received research funding, technology access fees and milestone payments in the aggregate amount of $25.3 million. In addition, deCODE may receive further technology access fees in the total aggregate amount of $2.0 million. Subject to Merck’s developing products based on collaboration discoveries, deCODE may also receive development milestones and royalties. deCODE has discovered three genes linked to obesity under this alliance, and Merck has generated a lead series of compounds against one of the targets deCODE validated through deCODE’s genetics research.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Revenues from this alliance with Merck amounted $6,325,000, $7,850,000 and $8,500,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Costs incurred in connection with this alliance with Merck amounted to $2,933,000, $4,630,000 and $5,230,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Information-Rich Clinical Trials.   In February 2004, deCODE entered into an agreement with Merck which provides that deCODE will conduct information-rich clinical trials on a range of Merck’s developmental compounds that Merck selects for inclusion in the program. The term of the alliance is seven years, subject to termination by Merck after five years. The collaboration involved three agreements: (a) a License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement. Under the terms of the License and Research Collaboration Agreement, deCODE will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10,000,000. A contingency clause on the technology access fee provides that if deCODE rejects the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2,500,000 of the technology access fee. The remaining amount of the technology access fee is non-refundable. To date, Merck has not selected any compounds for development under the agreement.

Under the terms of the Stock and Warrant Purchase Agreement, Merck purchased 689,703 shares of deCODE’s common stock at a price of $14.50 per share or $10,000,000, which represents a premium of $2,700,000 to the fair market value of the stock on the effective date of the agreement ($10.60 per share). Accordingly, of the $10,000,000 cash received, deCODE ascribed $7,300,000 to the common stock and $2,700,000 to deferred revenue. Under the terms of the Warrant Agreement, deCODE has issued Merck a warrant to purchase up to 1,724,257 of additional shares of deCODE’s common stock at an exercise price of $29.00 per share over the five year term of the warrant. The warrant is exercisable at Merck’s option as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement with the final portion of warrants expiring in March 2009. Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. The warrant was valued at $6,300,000 using a Black Scholes model with the following assumptions: lives of one to five years, risk free interest rates of 1.24% to 3.07%, volatility of 90% and no dividend yield. The one-time technology access fee of $10,000,000 and the $2,700,000 premium received on the sale of common stock less the estimated fair value of the warrant of $6,300,000, together netting to $6,400,000, has been recorded as deferred revenue. This amount less the refundable amount of $2,500,000 ($3,900,000) is being recognized as revenue according to level of efforts over the seven-year development term. The refundable $2,500,000 technology access fee will be recognized as revenue according to level of efforts retrospectively over the seven-year development term commencing upon satisfaction of the contingency.

Revenues from this alliance with Merck amounted to $190,000 and $825,000 for the years ended December 31, 2005 and 2004, respectively. Costs incurred in connection with this alliance with Merck amounted to $144,000 and $1,313,000 for the years ended December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005, 2004 and 2003, revenues from Merck represented 15%, 22% and 18%, respectively, of consolidated revenue.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Grant Funding

deCODE has received various research grants from divisions of the United States National Institutes of Health (NIH), the Commission of the European Communities (EC) and private foundations. Research grants for multiple years are based on approved budgets with budgeted amounts subject to approval on an annual basis. NIH grants generally provide for 100% reimbursement of allowable expenditures while the grant under the EC generally provides for fifty percent reimbursement of allowable research and development related expenditures. deCODE’s significant research grants include:

National Institute of Allergy and Infectious Diseases (NIAID).   In September 2004, deCODE was awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. Revenues from this contract with NIAID amounted to $4,042,000 and $138,000 for the years ended December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005, 2004 and 2003, deCODE recognized revenue of $7,287,000, $2,032,000 and $1,006,000 from research grants. Costs incurred with research grants amounted to $7,724,000, $2,032,000 and $1,006,000 for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, NIH represented 13% of consolidated revenue.

4.  Research and Development—Proprietary Programs

deCODE’s research and development expenses consist of the costs of its own proprietary programs and consist of the following:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Salaries and other personnel costs	$18,072	$10,233	$8,375
Materials and supplies	4,600	3,671	2,650
Contractor services and other third party costs	13,285	3,938	3,669
Overhead expenses	4,630	1,603	1,773
Depreciation and amortization	3,089	5,123	3,883
Stock-based compensation	72	374	467
Database license fee reversal	—	—	(3,221)
	$43,748	$24,942	$17,596

On January 22, 2000, the Icelandic Ministry of Health and Social Security (the “Ministry”), granted deCODE an operating license (the “License”) to create, operate and commercialize the Icelandic Health Sector Database (the “IHD”), or the License. As required by the License, and concurrently with its issuance, deCODE entered into an agreement (the “Agreement”) with the Ministry whereby deCODE would be obligated to pay the Icelandic government a fixed annual fee of 70 million Icelandic kronas per year and an additional annual fee of 6% of its net profit, up to a maximum of 70 million Icelandic krona per year as a consideration for the rights granted to deCODE under the License. Through June 2003, $3,221,000 in respect of these annual fees had been provided for and included in other accrued expenses. Under the terms of the Agreement, certain events needed to take place in order for the fixed annual fee to

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

become due, including the consummation of certain data transfer agreements with the National University Hospital (“NUH”). No such agreement with the NUH has been consummated, and the IHD has not been commercialized primarily because the Icelandic Data Protection Authority has not issued the required security certification. In light of the development of deCODE’s business since the Agreement was entered into, the lack of the required agreement with the NUH and the fact that the Icelandic Data Protection Authority has not issued the required security certification, we do not expect to operate the IHD under the terms of the Agreement.   Because of this, management’s estimation after consultation with legal counsel is that it is no longer probable that the accrued fixed annual fee will become due, and accordingly, a reversal of the accrued fees has reduced recorded research and development expenses for the year-ended December 31, 2003.

In November 2003, deCODE acquired an exclusive worldwide license from Bayer HealthCare AG (Bayer) to develop and commercialize a small molecule compound that is active against a key target, located within an inflammatory pathway, made by a gene isolated at deCODE that predisposes to myocardial infarction, or heart attack. A portion of deCODE’s payment to Bayer for this license was paid in the fourth quarter 2003 and the remainder was paid in the second quarter of 2004 following completion of certain diligence matters. Since there was no alternative use of the technology, these payments were recorded as research and development expense during the fourth quarter of 2003. Further, deCODE is obligated to make development milestone payments to Bayer as the compound advances towards market approval and will make royalty payments to Bayer based upon sales of the compound as a marketed drug.

5.  Net Loss Per Common Share

The following potentially dilutive common share equivalents were excluded from the calculations of diluted net loss per share because their effect was antidilutive:

	For the Years Ended December 31,
	2005	2004	2003
	(Shares)	(Shares)	(Shares)
Warrants to purchase shares of common stock	2,729,873	3,124,733	1,400,467
Options to purchase shares of common stock	4,702,702	4,689,942	4,108,331
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	774,787	788,800	1,235,975
Convertible shares issuable upon conversion of 3.5% senior convertible notes	10,714,286	10,714,286	—
	18,921,648	19,317,761	6,744,773

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

6.  Investments

deCODE’s marketable securities are classified as available for sale. These investments are classified in current assets and are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2005
Auction rate securities	$69,760	$—	$—	$69,760
Government debt securities	15,000	—	(149)	14,851
Corporate bond	5,000	—	—	5,000
	$89,760	$—	$(149)	$89,611
December 31, 2004
Auction rate securities	$85,050	$—	$—	$85,050
Intermediate term bond fund	30,000	27	—	30,027
Certificate of deposit (due January 2005)	5,000	—	—	5,000
Corporate bond (due January 2005)	2,007	—	(2)	2,005
	$122,057	$27	$(2)	$122,082

7.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
	(In thousands)
Land	$2,303	$2,303
Buildings	16,138	50,547
Laboratory equipment	21,513	18,151
Furniture and fixtures	3,877	5,687
Other equipment	4,354	3,955
	48,185	80,643
Less: accumulated depreciation and amortization	(23,685)	(20,196)
Total	$24,500	$60,447

The total depreciation and amortization expense of property and equipment for the years ended December 31, 2005, 2004 and 2003 was $7,003,000, $12,029,000 and $12,442,000, respectively.

Property and equipment also includes amounts for certain fixed assets financed under other capital lease obligations. Total cost and accumulated amortization relating to all of deCODE’s property and equipment subject to capital lease obligations was $1,428,000 and $570,000, respectively, as of December 31, 2005 and $7,328,000 and $3,547,000, respectively, as of December 31, 2004. deCODE’s capital lease obligations are collateralized by the assets to which the obligations relate.

In light of experience and the current technological environment, in 2004, deCODE changed certain of its salvage value and useful life estimates for equipment and furniture and fixtures for purposes of

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

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

Long-lived assets located in the United States and Iceland were $26,231,000 and $13,494,000, respectively at December 31, 2005 and $22,955,000 and $55,115,000, respectively at December 31, 2004.

8.  Goodwill and Other Intangibles

All of deCODE’s goodwill resulted from the acquisition of MediChem and is allocated to deCODE’s drug discovery reporting unit. The goodwill is tested for impairment annually on September 30 of each year and whenever changes in the circumstances indicate goodwill could be impaired. No goodwill impairment losses were recorded in the years ended December 31, 2005, 2004 and 2003.

Other intangible assets included in other long-term assets and deferred charges on the consolidated balance sheet as of December 31, 2005 and 2004 consist of the following:

	For the Year Ended December 31, 2005
	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology, 5 year life	$4,560	$3,458	$1,102
Patents, 5-7 year life	380	181	199
Royalty-free licenses, 10 year life	230	87	143
Other, 5 year life	320	243	77
Total	$5,490	$3,969	$1,521

	For the Year Ended December 31, 2004
	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology, 5 year life	$4,560	$2,546	$2,014
Patents, 5-7 year life	380	133	247
Royalty-free licenses, 10 year life	230	64	166
Other, 5 year life	320	179	141
Total	$5,490	$2,922	$2,568

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Aggregate amortization expense was $1,047,000 for each of the years ended December 31, 2005, 2004 and 2003, respectively. These amounts were included in research and development expenses for all periods presented. Estimated amortization expense for the five succeeding years as of December 31, 2005 is as follows:

2006	$1,047
2007	274
2008	71
2009	45
2010	38
Thereafter	46
$1,521

9.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)
Salaries and other employee benefits	$6,814	$5,578
Accrued interest	1,107	1,395
Other current liabilities	4,902	2,555
Total	$12,823	$9,528

In January, 2004 a then executive officer of deCODE acquired an ownership interest in Icelandair, the only regularly-scheduled commercial airline serving Iceland. From January 2004 through June 2004 (when the executive officer left the employ of the company) deCODE incurred charges to Icelandair of $436,000 for business travel by deCODE’s officers and employees. deCODE believes that the rates charged us by Icelandair are no less favorable than those it charges other customers.

10. Short-Term Borrowings

Short-term borrowings as of December 31, 2004 consisted of $4,500,000 with an Icelandic financial institution that was due in two amounts of $2,500,000 and $2,000,000 on March 17, 2005 and April 28, 2005 at an interest rate of three month LIBOR (3.46% and 3.52%, respectively), together with a short-term loan for $1,100,000 entered into in August 2004 at an interest rate of 3.79% due in ten monthly principal installments of $114,000. The balance of the short-term loan at December 31, 2004 was $569,000. In 2005 and in connection with the sale-leaseback financing of Sturlugata 8 discussed in Note 12, deCODE repaid the short-term borrowings of $4,500,000 and the remaining balance on the short-term loan. There were no short-term borrowings outstanding at December 31, 2005.

11.  Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2005	2004
	(In thousands)
Senior convertible notes	$150,000	$150,000
Mortgage bonds	—	14,236
Mortgage loans	5,921	31,659
Equipment notes	282	721
Total	156,203	196,616
Less current portion	550	7,081
Long-term portion	$155,653	$189,535

As of December 31, 2005 principal payments on long-term debt are as follows:

2006	$550
2007	5,652
2008	1
2009	-
2010	-
2011 and thereafter	150,000
$156,203

Senior Convertible Notes

In April 2004, deCODE completed an offering of 3.5% Senior Convertible Notes (the “Notes”) due 2011 to qualified institutional buyers. The Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.43 shares per $1,000 principal amount of the Notes. deCODE may redeem the Notes beginning April 20, 2009. Interest is payable semi-annually on April 15 and October 15. During the years ended December 31, 2005 and 2004, interest expense of $5,250,000 and $3,768,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations. From this offering, deCODE received net proceeds of $143,805,000. deCODE recorded deferred offering costs of $6,195,000 which are being amortized to interest expense over the seven-year life of the Notes. During the years ended December 31, 2005 and 2004, interest expense of $885,000 and $635,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations related to the deferred offering cost amortization. Deferred financing costs related to the Notes is included in other long-term assets and totals $4,783,000 and $5,560,000 at December 31, 2005 and 2004.

Mortgage Bonds

The mortgage bonds (at December 31, 2004 consisting of Tier A bonds) were issued in 2002 in the amount of $13,500,000 to finance the construction of deCODE’s headquarters facility in Iceland and are denominated in Icelandic krona and are linked to the Icelandic Consumer Price Index. The mortgage bonds bore annual interest of 8.5% that was payable annually along with principal beginning in December 2002 and final payment in December 2008. The mortgage bonds were collateralized by deCODE’s headquarters facility. The mortgage bonds were repaid in 2005 in conjunction with the sale-leaseback financing (see Note 12).

Mortgage Loans

In March 2005, deCODE entered into sale-leaseback financings (see Note 12) and in conjunction with those financings, certain mortgage loans were extinguished. The mortgage loans are collateralized by deCODE’s facilities to which the underlying loans relate to. Prior to the sale-leaseback financing the mortgage loans that were extinguished in 2005, consisted of the following:

•       In December 2001, deCODE established a $27,500,000 bridge loan with an Icelandic financial institution to finance the construction of its new headquarters facility. The borrowings under the bridge loan were repaid in January and March 2002 with the proceeds from the Tier A bonds, Tier C $7,300,000 offering of privately placed bonds and Tier D $6,600,000 bank loan. In December 2001, deCODE also entered into a $4,000,000 bank loan (Tier B) for the construction of its new headquarters facility. The Tier B bank loan was denominated in U.S. dollars and the principal amount was payable quarterly beginning in March 2002. The Tier B bank loan bears annual interest of three-month LIBOR plus 3.0% (5.42% at December 31, 2004) that was payable quarterly beginning March 2002. The lender may demand prepayment of the Tier B bank loan in certain circumstances. The Tier C bonds was denominated in Icelandic krona and was linked to the Icelandic Consumer Price Index. The principal amount was payable in March 2007. The Tier C bonds bear annual interest of 12.0%. The principal amount was payable in March 2007. The Tier D bank loan was denominated in U.S. dollars and bears annual interest of three-month LIBOR plus 6.0% (8.71% at December 31, 2004) that was payable quarterly. The principal amount was payable in March 2007. Tier C bonds may be prepaid at each interest payment date and the Tier D bank loan may be prepaid on the anniversary date of the loan.

•       In connection with the Tier A and Tier C bonds deCODE entered into two cross-currency swaps as economic hedges against foreign exchange rate fluctuations. These outstanding contracts bear annual interest of three-month LIBOR plus 2.85% and twelve-month LIBOR plus 6%, respectively. (See Note 14)

•       In March 2004, deCODE entered into a $17,500,000 mortgage loan with an Icelandic financial institution (the “Lender”) to refinance the Tier C and Tier D. deCODE has accounted for this refinancing in accordance with EITF 96-19 “Debtor’s Accounting for Modification or Exchange of Debt Instruments”. Accordingly, the remaining unamortized borrowing costs and discount associated with the refinanced debt, along with borrowing costs associated with the new term loan will be amortized to interest expense over the remaining term of the new loan. Deferred financing costs related to the mortgage loan is included in other long-term assets and total $1,400,000 at December 31, 2004.

•       In November 2002, deCODE established a $2,200,000 mortgage loan with an Icelandic financial institution. The bank loan was denominated in U.S. dollars and bore interest at a rate of 6 month LIBOR plus 1.95%, payable in semi-annual installments of $73,000 beginning June 2003 with a final payment of $1,836,000 that was paid in 2005 in connection with the sale-leaseback transaction (See Note 12).

In June 2002, deCODE executed a mortgage for $11,800,000 with a financial institution for its Woodridge, IL facility. The debt carried an interest rate of three-month LIBOR + 1.75%,with monthly principal payments of $49,000 for five years and a final payment of $8,800,000 in 2007. In connection with a refinancing of the mortgage in March 2005, deCODE eliminated restricted cash collateral totaling $6,000,000 and entered into an agreement to refinance its $10,211,000 mortgage with the same financial institution by paying down $4,000,000 of the mortgage balance and refinancing $6,211,000. The new mortgage carries an interest rate of three-month LIBOR + 2.25% (6.32% at December 31, 2005), payable in monthly installments of $26,000 for two years and three months with a final payment of $5,500,000 due in June 2007.

Equipment Notes

The equipment notes consist of various loans for laboratory and other equipment and range in principal amount from $7,000 to $181,000 and are collateralized by the related equipment. The notes are generally payable over a term of 4 years at interest rates ranging from 8.52% to 9.57%.

12.  Sale-Leaseback Financing

Sturlugata

In March 2005, deCODE entered into a financing for the sale and leaseback of its headquarters facility at Sturlugata 8, Reykjavik, Iceland. The sale price for the property was 3.4 billion Icelandic kronas ($54,767,000 after taking into account a forward foreign exchange contact entered in connection with the sale of the property). As a result of the sale, the remaining net book value of the property ($29,278,000) has been removed from the balance sheet as of December 31, 2005 and the resulting gain has been deferred and is being recognized in earnings over the 15 year term of the leaseback.

A portion of the proceeds from the sale of Sturlugata 8 were used to prepay approximately $38,639,000 of short and long-term debt that was secured by mortgages on the property (See Notes 10 and 11). deCODE recorded a loss on early extinguishment of debt during the year ended December 31, 2005 amounting to $3,142,000 which consisted of (i) prepayment fees ($1,400,000), (ii) write-off of remaining unamortized finance costs ($1,394,000), and (iii) remaining unamortized discount on the prepaid long-term debt ($347,000). The loss has been recorded in other non-operating expense in the accompanying Consolidated Statement of Operations.

deCODE has leased the Sturlugata 8 property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas per month ($339,000 as of December 31, 2005), subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

Krokhals

In June 2005, deCODE entered into a financing for the sale and leaseback of its facility at Krokhals 5D and 5E, Reykjavik, Iceland. The sale price for the property was 502 million Icelandic kronas ( $7,672,000 after taking into account the sales commission of $117,000). As a result of the sale, the remaining net book value of the property ($4,029,000) has been removed from the balance sheet as of December 31, 2005, and the resulting gain ($3,559,000) has been deferred and will be recognized to earnings over the 15 year term of the leaseback. A portion of the proceeds from the sale of Krokhals were used to prepay approximately $1,836,000 of long-term debt that was secured by a mortgage on the property.

deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic krona per month ( $65,000 as of December 31, 2005), subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

Equipment

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

In December 2005, deCODE entered into a financing for the sale and leaseback of equipment. The sale price of the equipment was 71.6 million Iceland kronas ($1,200,000) and the resulting gain of $222,000 has been deferred and is being recognized in earnings over the 37 month term of the leaseback.

13.  Commitments and Contingencies

Lease Arrangements

deCODE leases certain property, equipment and other assets under non-cancelable leases that expire at varying dates through 2020. At December 31, 2005, future minimum lease payments under all non-cancelable leases are as follows:

	Operating	Capital
	(In thousands)
2006	$5,973	$1,391
2007	5,429	615
2008	5,250	471
2009	5,157	8
2010	5,039	—
2011 and thereafter	46,750	-—
Total minimum lease payments	$73,598	2,485
Less amount representing interest		(126)
Present value of future minimum lease payments		2,359
Less: current portion		1,313
Long-term portion		$1,046

Total rent expense for operating leases was $2,888,000, $1,482,000 and $1,648,000 in the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005 the amount reflects the amortization of the deferred gain on sale-leaseback of properties of $1,583,000.

Other Commitments

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $6,000,000, of which deCODE believes $1,000,000 may be incurred in 2006, with the timing of payments of the remainder not determinable at the current time.

Guarantees

When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these liabilities as of December 31, 2005.

Indemnification

deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of December 31, 2005.

Litigation

Other than claims and legal proceedings that arise form time to time in the ordinary course of business which are not material, deCODE has no pending legal proceedings except as follows:

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

In conjunction with the plaintiffs, the settling issuer defendants filed a motion seeking the court’s preliminary approval of the settlement. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, if at all. If the settlement of the IPO litigation is not consummated, deCODE expects to contest the allegations in the action vigorously. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot predict the ultimate outcome of this matter.

Due to the inherent uncertainties of litigation, and the fact that the settlement of the litigation relating to our IPO remains subject to court approval, the ultimate outcome of this matter cannot be predicted. If deCODE were required to pay significant monetary damages in the event that the IPO settlement is unconsummated or as a result of an adverse determination in the other actions described above (or any other lawsuits alleging similar claims filed against deCODE and deCODE’s directors and officers in the future), deCODE’s business could be significantly harmed. Even if such litigations conclude in deCODE’s favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from the above litigations and no amounts have been provided for such matters in deCODE’s financial statements.

14.  Derivative Financial Instruments

deCODE recognizes all derivatives as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. The fair value of derivative instruments is sensitive to movements in the underlying market rates and other variables. deCODE monitors the fair value of derivative instruments on a periodic basis. Fair values are estimated for each derivative using common market valuation methods with reference to available market data as of the balance sheet date.

deCODE seeks to maintain a desired level of floating-rate debt with respect to its overall debt portfolio denominated in U.S. dollars. To this end, deCODE had used interest rate and cross-currency swaps to manage interest rate and foreign currency risk arising from long-term debt obligations denominated in Icelandic krona. During 2003, these interest rate and cross-currency swaps with a combined notional amount of 1,730 million Icelandic krona were designated as economic hedges of fixed rate foreign currency debt, but did not qualify for hedge accounting. For the year ended December 31, 2003, the resulting change in the unrealized gain related to these instruments for the year-ended December 31, 2003 of $4,824,000 is included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

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

In March 2005, deCODE purchased three forward foreign exchange option contracts for $214,000  from an Icelandic financial institution for purposes of hedging a portion of its Icelandic krona-denominated salaries and other operating expenses. The forward foreign exchange option contracts provided deCODE the right but not the obligation to sell stated amount of U.S. dollars and receive Icelandic krona at the contracted forward rates. The forward foreign exchange option contracts to sell $10,000,000, $3,394,000 and $3,394,000, expired unexercised on June 10, June 30 and July 29, 2005, respectively. During the year ended December 31, 2005, a loss of $214,000 with regard to these forward exchange contracts was recorded to operating expenses in the Condensed Consolidated Statements of Operations.

15.  Preferred Stock

At December 31, 2005, deCODE had 6,716,666 shares of undesignated preferred stock authorized and no shares issued or outstanding. In respect of the undesignated shares of preferred stock, deCODE’s Board of Directors is authorized, except as otherwise limited by Delaware law, without further action by the stockholders to:

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

16.  Common Stock

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

At December 31, 2005 and 2004, forfeited unvested shares of common stock, which had been issued upon early exercise of stock options totaling 19,500 and 17,000 shares, respectively, were held in treasury.

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

In December 2005, deCODE filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale from time to time of debt and equity securities either individually or in units, in one or more offerings, with a total value of up to $100 million. As of December 31, 2005, deCODE had not consummated any sales under this registration statement.

17.  Warrants

Upon the closing of deCODE’s public offering in July 2000, warrants to purchase 1,075,833 shares of Series A preferred stock and warrants and options to purchase 416,667 shares of Series C preferred stock automatically converted into warrants and options to purchase the same number of shares of common stock. Of these warrants, 47,222, 0 and 450,833 were exercised in the years ended December 31, 2005, 2004 and 2003, respectively.

In May 2002, deCODE issued warrants to purchase 933,800 shares of common stock at an exercise price of $15.00 per share in conjunction with the issuance of debt.

In February 2004, deCODE issued a warrant to purchase 1,724,257 shares of common stock at $29.00 per share over five years to Merck in connection with a Stock and Warrant Purchase Agreement. The warrant is exercisable at Merck’s option as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement. Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect (see Note 3).

Warrant activity is summarized as follows:

	For the Years Ended December 31,
	2005	2004	2003
Outstanding at beginning of year	3,124,724	1,400,467	1,851,300
Issued	—	1,724,257	—
Exercised	(47,222)	—	(450,833)
Cancelled	(347,629)	—	—
Outstanding at end of year	2,729,873	3,124,724	1,400,467

A summary of the exercisable deCODE warrants as of December 31, 2005, is as follows:

Common Shares Issuable for	Exercise Price Per Share	Warrant Expiration Date
250,000	$2.00	February 2, 2007
55,555	3.00	February 5, 2008
55,556	3.00	May 20, 2009
55,556	4.00	February 10, 2010
933,800	15.00	March 1, 2007
1,350,467

18.  Equity Incentive Plans

deCODE maintains the deCODE genetics, Inc. 1996 and 2002 Equity Incentive Plans (the “Plans”). A total of 10,000,000 options are reserved for grants under the terms of the Plans. The Plans provide for grants of stock options to employees, members of the Board of Directors, consultants and other advisors who are not employees.

The equity incentive plans are administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees of deCODE at an exercise price per share of not less than the fair market value per share of common stock as determined by the Compensation Committee on the day before the grant and with a term not to exceed ten years from date of grant. Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the Compensation Committee may determine. Generally each employee option grant vests twenty-five percent on the first anniversary date of an employee’s commencement of employment and 1/48th of the original grant each month thereafter for the following three years.

The Compensation Committee may also grant restricted stock and other stock-based awards on such terms and conditions as it may determine subject to the deCODE’s right to repurchase the underlying stock if the award terms and conditions are not satisfied.

Options granted to date generally vest over a period of four years, generally have a maximum term of 10 years, and may contain early-exercise provisions allowing for company-provided financing of the exercise price. As of December 31, 2005, 657,211 shares were available for grant under the 1996 and 2002 Plans.

The following table summarizes information about stock options outstanding under the Plans at December 31, 2005:

	Exercise Price Greater Than Grant Date Stock Fair Value		Exercise Price Equals Grant Date Stock Fair Value		Exercise Price Less Than Grant Date Stock Fair Value		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2002	105,000	$7.92	1,873,007	$9.33	292,500	$10.42	2,270,507	$9.40
Granted	—	—	2,492,150	6.93	260,000	5.63	2,752,150	6.81
Exercised	—	—	(77,031)	2.59	(60,000)	1.00	(137,031)	1.89
Cancelled	(5,000)	18.00	(771,295)	9.53	(1,000)	18.00	(777,295)	9.60
Outstanding at December 31, 2003	100,000	7.42	3,516,831	7.73	491,500	9.02	4,108,331	7.88
Granted	30,000	8.39	832,734	8.35	—	—	862,734	8.35
Exercised	—	—	(113,427)	4.57	—	—	(113,427)	4.57
Cancelled	—	—	(164,154)	7.68	(3,542)	10.00	(167,696)	7.73
Outstanding at December 31, 2004	130,000	7.64	4,071,984	7.95	487,958	9.02	4,689,942	8.05
Granted	—	—	592,333	8.85	—	—	592,333	8.85
Exercised	(20,000)	7.42	(82,860)	3.51	—	—	(102,860)	4.27
Cancelled	(30,000)	8.39	(186,713)	7.77	(260,000)	5.63	(476,713)	6.64
Outstanding at December 31, 2005	80,000	$7.42	4,394,744	$8.16	227,958	$12.88	4,702,702	$8.38

The weighted-average grant date fair values using the Black-Scholes option pricing model were:

	For the Years Ended December 31,
	2005	2004	2003
Exercise price equals grant date stock fair value	$5.87	$6.05	$4.97
Exercise price less than grant date stock fair value	—	—	5.54

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In Years)	Number of Shares	Weighted Average Exercise Price
$1.52 to $7.62	983,196	$4.56	7.25	698,891	$4.05
$8.00 to $8.65	1,321,242	8.17	7.31	854,910	8.16
$8.96 to $8.96	1,477,500	8.96	7.88	937,823	8.96
$9.40 to $10.00	590,245	9.71	8.18	299,151	9.85
$10.56 to $24.56	330,519	15.60	4.96	330,519	15.60
$1.52 to $24.56	4,702,702	$8.38	7.42	3,121,294	$8.43

Stock-based compensation included in the statements of operations in the following captions:

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cost of revenue, including collaborative programs	$—	$362	$861
Research and development expense	72	374	467
General and administrative expense	369	435	1,112
Total	$441	$1,171	$2,440

In 2005, deCODE granted 7,944 and 50,000 shares, respectively, to its Audit Committee members and an executive officer.   These grants remain subject to the right of deCODE to repurchase the shares in certain circumstances until March 2006 and July 2008, respectively. deCODE recognized expense of $36,000 and $72,000 in 2005, respectively, related to these grants, based on the fair market value of common stock on the date of grant amortized over the period of performance.

In 2004, deCODE granted a stock award to a consultant for 15,000 shares. deCODE recognized expense of  $104,000 in 2004 related to this grant based on the fair market value of common stock on the date of grant. These shares were issued in January 2005.

In 2004, deCODE granted options to purchase 31,500 shares of common stock to consultants under the 2002 Equity Incentive Plan. These options were valued at $103,000 using a Black Scholes model, with 90% volatility, and a 10 year life assumption. Compensation for these options is subject to remeasurement and is being amortized over the performance period.

19.  Defined Contribution Benefits

deCODE contributes to relevant pension organizations for personnel in Iceland in accordance with Icelandic law and employment practices. Certain other discretionary contributions may be made.

Contributions are based on employee salaries paid and deCODE has no further liability in connection with these plans. Total contributions were $2,120,000, $1,648,000 and $1,745,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

deCODE maintains 401(k) pension plans available to eligible full-time employees in the United States. deCODE made contributions of $273,000, $248,000 and $188,000 in the years ended December 31, 2005, 2004 and 2003 to these plans.

20. Income Taxes

Deferred income taxes include the net effects of temporary differences between the carrying amounts for assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

deCODE’s deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2005	2004
	(In thousands)
Loss carryforwards	$61,039	$55,648
Capitalized research and development costs	15,640	13,688
Deferred revenue	2,200	2,141
Fixed asset depreciation	107	(556)
Intangible assets/patents	(597)	(1,009)
Other deferred tax assets	637	85
Total deferred tax asset, net	79,026	69,997
Valuation allowance	(79,026)	(69,997)
	$—	$—

The table below reconciles the expected U.S. federal income tax rate to the recorded income tax rate:

	For the Years Ended December 31,
	2005	2004	2003
Income taxes at federal statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(0.2)	(1.6)	(1.4)
Non-deductible equity compensation	0.3	3.9	1.3
Foreign rate differential	14.8	12.2	11.1
Foreign currency adjustment	2.6	(12.4)	(9.2)
Other	2.1	(0.8)	1.9
Net change in valuation allowance	14.4	32.7	30.3
	0.0%	0.0%	0.0%

Pre-tax U.S. losses were $7,986,000, $13,587,000 and $10,813,000 and pre-tax Icelandic losses were $54,764,000, $43,668,000 and $24,310,000 in 2005, 2004 and 2003, respectively. As of December 31, 2005, deCODE had U.S. federal net operating loss (“NOL”) carryforwards of approximately $45,675,000 that may be available to offset future U.S. federal income tax liabilities and expire at various dates through 2025. As of December 31, 2005, deCODE’s Icelandic subsidiaries had NOL carryforwards of approximately $239,678,000 that begin to expire in 2006. Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which are comprised principally of net operating loss carryforwards and capitalized research and experimentation costs.

Approximately $538,000 of the net operating loss carryforwards relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid in capital.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

In the years ended December 31, 2004 and 2003 there was a foreign currency adjustment caused by strengthening of the Icelandic krona against the U.S. dollar, resulting in an increase in deferred tax assets and liabilities that was offset by an increase in the tax valuation allowance of $32,502,000 and $18,000,000, respectively. In 2005, this strengthening began to reverse resulting in a decrease in deferred tax assets and liabilities that was offset by a decrease in the tax valuation allowance of $11,096,000.

21.  Subsequent Event

In January 2006, deCODE acquired all of the outstanding shares of Urdur Verdandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. As consideration for the purchase, deCODE issued 635,006 shares of deCODE common stock valued at $6,082,000 to IGC. None of the results of operations related to UVS are included in deCODE’s statements of operations for the year ended December 31, 2005.

22.  Selected Quarterly Data (Unaudited)

		For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2005
Revenue	$9,523	$11,437	$13,197	$9,798
Operating loss	12,050	12,855	11,781	20,488
Net loss	16,936	13,332	11,370	21,112
Basic and diluted net loss per share	(0.32)	(0.25)	(0.21)	(0.39)
2004
Revenue	$10,282	$9,635	$11,022	$11,188
Operating loss	9,414	11,677	10,275	15,043
Net loss	12,036	13,279	12,502	19,438
Basic and diluted net loss per share	(0.23)	(0.25)	(0.23)	(0.36)

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of deCODE’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of such fiscal year deCODE’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports deCODE files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

(b) Changes in Internal Controls. We are continuously seeking to improve the efficiency and effectiveness of our internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter of the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, which audited the financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. This report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
deCODE genetics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that deCODE genetics, Inc and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2006

Item 9B.               Other Information

Not applicable

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Directors

Our certificate of incorporation requires that the Board of Directors be divided into three classes. The members of each class of directors serve for staggered three-year terms. Class I consists of Linda Buck, whose term will expire at the Annual Meeting of Stockholders in 2008. Class II consists of J. Neal Armstrong and James Beery, whose terms will expire at the Annual Meeting of Stockholders in 2006. Class III consists of Kari Stefansson and Terrance McGuire, whose terms will expire at the Annual Meeting of Stockholders in 2007. The directors hold office until the expiration of their respective terms and until their respective successors are elected and qualify, or until death, resignation or removal.

The name, age and position (if any) of each of our current directors are set forth below. Additional biographical information concerning each of the directors follows the table.

Name	Age	Position(s)
Kari Stefansson	56	Director, Chairman of the Board, Chief Executive Officer and President
Terrance G. McGuire	49	Director and Vice-Chairman
J. Neal Armstrong	67	Director
James Beery	64	Director
Linda Buck	59	Director

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

Terrance G. McGuire has served as a director since August 1996 and as Vice-Chairman of the Board of Directors since April 2000. He currently serves as Chairman of our Compensation Committee and as a member of our Audit and Nominating and Corporate Governance Committees. He served as our Assistant Secretary from January 1998 to October 2000. Since March 1996, he has been a Founding General Partner of Polaris Venture Partners. Since 1992, he has served as a general partner of Alta V Management Partners L.P., which is the general partner of Alta V Limited Partnership. He is a director of several private healthcare and information technology companies. Mr. McGuire received his B.S. in Physics and Economics from Hobart College, his M.S. in Engineering from Dartmouth College and his M.B.A. from the Harvard Business School.

J. Neal Armstrong has served as a director since October 2003. He currently serves as Chairman of our Audit Committee and a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Armstrong served as Vice President, Chief Financial Officer, Secretary and Treasurer of Aspect Medical Systems, Inc., a developer and manufacturer of an anesthesia monitoring system, from 1996 through 2005. From 1990 to 1996, Mr. Armstrong served as Vice President of Finance, Chief Financial Officer and as a director of Haemonetics, Inc., a manufacturer of blood processing systems.

From 1985 to 1990, he was the Vice President of Finance and Administration, Treasurer and Chief Financial Officer at BTU International, a manufacturer of thermal processing systems. Prior to 1985, he served for 14 years in senior operating and financial positions at Texas Instruments, Inc., an electronics company. Mr. Armstrong holds a bachelor’s degree in Business Administration from the University of Texas and is a certified public accountant.

James R. Beery has served as a director since April 2004. He currently serves as Chairman of our Nominating and Corporate Governance Committee and a member of our Audit and Compensation Committees. Mr. Beery has served since March 2002 as Senior Of Counsel in the London office of Covington & Burling, an international law firm based in Washington, D.C. Prior to his retirement in June 2001, Mr. Beery served as Senior Vice President and General Counsel of GlaxoSmithKline plc, a UK-based global pharmaceutical company. From 1993 until the formation of the merged company GlaxoSmithKline in December 2000, Mr. Beery served as Senior Vice President, General Counsel and Corporate Secretary of SmithKline Beecham plc. Mr. Beery holds an A.B. from Harvard College and a J.D. from Stanford Law School. He is currently a director of Martek Biosciences Corporation and Orchid Cellmark Inc.

Linda Buck, Ph.D. joined our Board of Directors in December 2005. Dr. Buck has served as Associate Director of the Basic Sciences Division at Fred Hutchinson Cancer Research Center in Seattle since 2002, and a Howard Hughes Medical Institute investigator since 2001. She also has served as an affiliate professor of physiology and biophysics at the University of Washington since 2003. Prior to her current positions, Dr. Buck was a professor of neurobiology at Harvard Medical School from 2001 to 2002, and associate professor of neurobiology from 1996 to 2001. Dr. Buck holds B.S. degrees in psychology and microbiology from the University of Washington, and she received her Ph.D. in immunology from the University of Texas Southwestern Medical Center at Dallas. Dr. Buck is the author of numerous scientific publications and the recipient of many honors and awards for her research, including a Nobel Prize in physiology or medicine in 2004 for her discoveries on the workings of the olfactory system.

Audit Committee

The Board of Directors has an Audit Committee, which oversees our accounting and financial reporting processes and the audits of the financial statements and is responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. The current members of the Audit Committee are J. Neal Armstrong, James R. Beery and Terrance G. McGuire. The Board of Directors has determined that Mr. Armstrong is an audit committee financial expert. All members of our Audit Committee are “independent” as defined by the listing standards of The Nasdaq Stock Market and within the meaning of applicable regulations of the Securities and Exchange Commission. A copy of the charter for the Audit Committee is available on our website at www.deCODE.com.

Director Nomination Process

There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Executive Officers

The name, age and position of each person who is currently serving as an executive officer (but not also as a director) is listed below, followed by summaries of their backgrounds and principal occupations. Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Position(s)
Lance Thibault	39	Chief Financial Officer and Treasurer
Mark Gurney	57	Senior Vice President, Drug Discovery and Development
Daniel Hartman	44	Senior Vice President, Product Development
Hakon Hakonarson	45	Vice President, Business Development

Lance Thibault joined deCODE in February 2001 and was named Chief Financial Officer and Treasurer in June 2001. He was a Director with the Global Capital Markets practice of PricewaterhouseCoopers in London, England prior to joining deCODE. Mr. Thibault received a B.S. in Accountancy from Bentley College in 1988 and is a CPA.

Mark Gurney, Ph.D. has served as our Senior Vice President, Drug Discovery and Development since February 2005. From October 2003 to February 2005 he served as our Senior Vice President, Drug Discovery. Dr. Gurney joined deCODE in August 2000 and was elected our Vice President, Pharmaceutical Discovery in October 2000 and our Vice President, Drug Development in August 2002. He was formerly Director, Genomics Research at Pharmacia Corporation. Prior to his positions at Pharmacia, Dr. Gurney held academic appointments in the Department of Pharmacological and Physiological Sciences at the University of Chicago and in the Department of Cell, Molecular and Structural Biology at the Northwestern University Medical School. He received his B.A. in Biology from the University of California at San Diego in 1975 and his Ph.D. from the California Institute of Technology in 1980. In 1994, he completed his M.B.A. at Northwestern University’s Kellogg School of Management.

Daniel Hartman, M.D., joined deCODE in July 2005 as our Senior Vice President, Product Development. Prior to joining deCODE, Dr. Hartman served since 2001 in senior clinical development positions at Pfizer, including Global Clinical Leader, Allergy and Respiratory Diseases; Clinical Exploratory Head, Cardiovascular and Metabolic Diseases; and Experimental Medicine Therapy Area Leader, Cardiovascular, Metabolism and Anaderm. From 2000 to 2001, Dr. Hartman was Vice President of Worldwide Clinical Development at Esperion Therapeutics. Prior to joining Esperion, he was Director, Clinical Cardiovascular and Therapy Head, thrombosis and Cardiopulmonary Disease at Pfizer. From 1995 to 1999, Dr. Hartman served in senior clinical research positions at Eli Lilly & Company. Dr. Hartman received his M.D. from Wayne State University, and held post-doctoral and faculty positions at the Indiana University School of Medicine. He is board certified in internal medicine and is a member of numerous medical societies.

Hakon Hakonarson, M.D., Ph.D. joined deCODE in October 1998 and has served as our Vice President, Clinical Sciences since May 2003. He has also served as our Director of Respiratory, Inflammatory and Pharmacogenomics Research since 1998, as well as Chief Scientific Officer of our subsidiary Encode since 2001. Dr. Hakonarson received his M.D. and Ph.D. from the University of Iceland, School of Medicine. He completed his pediatric residency training at the University of Connecticut in 1992 and subspecialty training in pulmonary medicine at the Children’s Hospital of Philadelphia, University of Pennsylvania School of Medicine in 1995. Dr. Hakonarson was an Assistant Professor of Pediatrics at the Children’s Hospital of Philadelphia and the University of Pennsylvania from 1995 until his relocation to Iceland in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq National Market. Based solely upon our review of the copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have timely filed all required reports except that Dr. Buck inadvertently filed her initial Form 4 one day late.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Business Conduct and Ethics can be found on our website at www.decode.com.

Item 11.                 Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services to us for each of the fiscal years ended December 31, 2005, 2004 and 2003 of those persons who served as (i) our chief executive officer during 2005, (ii) our other four most highly compensated executive officers who were serving as such on December 31, 2005, and (iii) one additional individual who would have been among our four most highly compensated executive officers but for the fact that he was not serving as such on December 31, 2005 (the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)	Stock Option Awards (#)	All Other Compensation(1)
Kari Stefansson	2005	$614,548	$300,000	$88,296(2)	—	—	$27,675(3)
Chairman, President	2004	601,770	—	52,017(2)	—	—	23,416(3)
and Chief Executive Officer	2003	503,373	—	44,116(2)	—	600,000	20,806(3)
Lance Thibault	2005	$222,558	$70,000	—	—	—	$6,901(3)
Chief Financial Officer	2004	185,558	65,000	—	—	—	5,585(3)
and Treasurer	2003	160,000	—	—	—	50,000	4,846(3)
Mark Gurney	2005	$311,337	$100,000	—	—	—	$7,838(3)
Senior Vice President,	2004	256,731	84,000	—	—	30,000	7,142(3)
Drug Discovery and Development	2003	212,423	—	—	—	120,000	5,573(3)
Daniel Hartman(4)	2005	$167,538	$100,000(5)	—	$470,000(6)	200,000	—
Senior Vice President,
Product Development
Hakon Hakonarson	2005	$278,848	$70,000	$17,079(7)	—	—	—
Vice President,	2004	256,590	50,000	7,943(7)	—	—	—
Business Development	2003	202,361	—	—	—	154,000	—
Michael Young	2005	$250,693	$94,000	—	—	—	$267,323(8)
Former Senior Vice	2004	247,981	—	—	—	—	6,980(3)
President, Business Development	2003	235,000	—	—	—	—	5,980(3)

(1)          Represents, with respect to Drs. Stefansson and Hakonarson, compensation paid in Icelandic kronas. Figures reflect exchange rates of 63.13, 61.19 and 71.16 Icelandic kronas to $1.00, the exchange rates determined by the Central Bank of Iceland on December 31, 2005, 2004 and 2003, respectively.

(2)          Represents the value of housing and an automobile provided by us for the benefit of the Named Executive Officer.

(3)          Represents, with respect to Mr. Thibault and Dr. Gurney, matching 401(k) contributions made on behalf of the Named Executive Officer; and, with respect to Dr Stefansson, discretionary contributions made to Icelandic  pension organizations on his behalf. Does not include mandatory contributions made to pension organizations on behalf of Drs. Stefansson and Hakonarson in accordance with Icelandic law and employment practices. See, “Defined Contribution Plans.”

(4)          Dr. Hartman became an executive officer of deCODE in July 2005.

(5)          Represents a one-time sign-on bonus paid to Dr. Hartman.

(6)          Represents the dollar value of 50,000 shares of restricted stock based on the closing price of deCODE’s common stock on The Nasdaq Stock Market at July 15, 2005, the date of issuance, of

$9.40. The dollar value of the shares as of December 31, 2005 was $413,000, based on the closing price of deCODE’s common stock on The Nasdaq Stock Market at December 30, 2005 of $8.26. Shares will vest on the third anniversary of the date of grant, subject to accelerated vesting upon a change of control or termination without cause. Dr. Hartman will not have any rights as a stockholder, including, without limitation, the right to vote and to receive dividends, with respect to any of the shares that have not vested.

(7)          Represents the value of an automobile provided by us for the benefit of the Named Executive Officer.

(8)          Includes $7,323 in matching 401(k) contributions made on behalf of the Mr. Young, and $260,000 paid to Mr. Young in accordance with the severance provisions of his employment agreement.

The following tables set forth information about options grants to, and option exercises by, the Named Executive Officers.

Option Grants in Last Fiscal Year

	Number of Securities	Percentage of Total Options Granted to	Exercise		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Underlying Options Granted	Employees in Fiscal 2005	or Base Price Per Share	Expiration Date	5%	10%
Kari Stefansson	—	—	—	—	—	—
Lance Thibault	—	—	—	—	—	—
Mark Gurney	—	—	—	—	—	—
Daniel Hartman	150,000(2)	60.4%	$9.40	7/15/15	$866,568	$2,184,689
	50,000	20.1%	$9.40	7/15/15	$288,856	$728,230
Hakon Hakonarson	—	—	—	—	—	—
Michael Young	—	—	—	—	—	—

(1)          The dollar amounts under these columns are the result of calculations assuming that the price of common stock on the date of the grant of the option increases at the hypothetical 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of our stock price over the option term of 10 years.

(2)          Such options will vest as to 37,500 shares on July 15, 2006 and as to 1/48 of the shares on the last day of each month thereafter

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	Shares Acquired on		Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005(1)
Name	Exercise (#)	Value Realized	Exercisable/ Unexercisable		Exercisable/ Unexercisable
Kari Stefansson	—	—	462,502	137,498	—	—
Lance Thibault	—	—	127,083	22,917	$16,000	—
Mark Gurney	—	—	200,000	70,000	—	—
Daniel Hartman	—	—	50,000	150,000	—	—
Hakon Hakonarson	—	—	109,168	69,832	$21,315	$6,660
Michael Young	—	—	80,000	—	$67,200	—

(1)          Based on the closing price of deCODE’s common stock on The Nasdaq Stock Market at December 30, 2005 of $8.26.

Compensation Arrangements

Director Compensation

The Board has adopted a policy for compensating directors who are not also employees. Pursuant to this policy, we pay each director (i) an annual retainer of $12,000 (or a pro rated portion of such amount in case of a partial term), (ii) $2,000 for each board or committee meeting that he or she attends, whether personally or by telephone, (iii) $2,000 for each Nominating and Corporate Governance Committee and Compensation Committee meeting that he or she attends (excluding meetings held in conjunction with a Board meeting), (iv) $500 for each standing telephonic Nominating and Corporate Governance Committee and Compensation Committee meeting that he or she attends, (v) $3,000 per fiscal quarter for his or her attendance at Audit Committee meetings during that quarter, and (vi) $2,000 per day and for each other day on which he or she provides services to deCODE at deCODE’s request. In addition, in accordance with this policy we grant (i) to each director a non-qualified stock option under our 2002 Equity Incentive Plan to purchase 60,000 shares (or a pro rated portion of such amount in case of a partial term) of our common stock at a price equal to the closing price of the stock as reported on The Nasdaq National Market on the day prior to such director’s election or appointment to the Board, with such option to vest in three equal annual installments over the course of the director’s term, (ii) annually to the chairman of the Audit Committee a number of shares of restricted stock having a fair market value on the date of grant (based on the closing price of our common stock as reported on The Nasdaq National Market on the day prior to the annual meeting of stockholders for that year) of $24,000 (or a pro rated portion of such amounts in case of a partial term), with one quarter of such restricted stock to vest immediately and the remainder to vest in three equal installments on the last day of each fiscal quarter following the grant, and (iii) annually to each member of the Audit Committee (other than the Chairman), a number of shares of restricted stock having a fair market value on the date of grant (based on the closing price of our common stock as reported on The Nasdaq National Market on the day prior to the annual meeting of stockholders for that year) of $16,000 (or a pro rated portion of such amounts in case of a partial term), with one quarter of such restricted stock to vest immediately and the remainder to vest in three equal installments on the last day of each fiscal quarter following the grant.

At the time of adoption of this policy, we granted 2,270 shares of restricted stock to Messrs. McGuire and Beery, and 3,404 shares of restricted stock to Mr. Armstrong. Of the shares issued, one quarter vested immediately and on each of September 30, 2005 and December 31, 2005, and the final quarter will vest on March 31, 2006, provided that the holder is then serving as a member of our Audit Committee.

In addition to the compensation described above, we reimburse all directors for their expenses incurred in connection with attendance at Board and committee meetings, including $1,000 for each Board or committee meeting that he or she attends for which long-distance travel was required.

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

In June 2001 we entered into an employment agreement with Michael Young, our former Senior Vice President, Business Development, which stipulated that if we terminated his employment other than for “cause” we were required to make a lump sum severance payment to him equal to one year of his base salary then in effect. Pursuant to the terms of this agreement, Mr. Young received a one-time payment in the amount of $260,000.

In July 2005 we entered into an employment agreement with Daniel Hartman. Pursuant to his employment agreement, Dr. Hartman’s initial annual base salary is $360,000 a year, which the Board may at any time adjust upwards as it may deem appropriate. In addition, Dr. Hartman is eligible to receive cash and equity bonuses at the determination of the Board or Compensation Committee and to participate in all incentive, savings, stock option, profit sharing retirement, welfare and other employee benefit plans applicable generally to our employees based in the United States. Dr. Hartman received a one-time lump sum cash sign-on bonus in the amount of $100,000, a portion of which must be returned to us in the event he terminates his employment or we terminate his employment for Cause (as defined in his employment agreement) at any time during the 24-month period commencing on the effective date of his employment agreement. In accordance with the terms of his employment agreement, Dr. Hartman received stock options and shares of restricted stock. The shares of restricted stock will vest on the third anniversary of the effective date of his employment agreement and immediately upon a Change in Control (as defined in his employment agreement). In the event that Dr. Hartman’s employment is terminated other than for Cause, a portion of the restricted stock will vest upon such termination. If we terminate Dr. Hartman’s employment without Cause, we will continue to pay him his annual base salary, as in effect on the date of termination, for eighteen (18) months. If following the occurrence of a Change in Control Dr. Hartman terminates his employment as a result of an Adverse Change (as defined in his employment agreement) we will pay him, in addition to any compensation he earned prior to the date of termination, a lump sum cash payment in an amount equal to eighteen (18) months of his annual base salary at the time of his termination, plus one and one-half (1 ½) times the average annual bonus paid to him during the last two (2) years of his employment.

Defined Contribution Plans

As required by Icelandic law, deCODE contributes to pension organizations for personnel in Iceland. In accordance with the law and Icelandic employment practices, we contribute 6% of an employee’s salary, plus up to an additional 3% in matching contributions, to a pension organization of the employee’s choosing. deCODE has no additional obligation to make contributions, but may make discretionary contributions. deCODE made total contributions of $2,119,530 for the year ended December 31, 2005.

deCODE maintains a 401(k) plan available to eligible full-time employees in the United States. Pursuant to the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($14,000 in 2005) and have the amount of such reduction contributed to the 401(k) plan. The 401(k) plan requires that we make additional matching contributions on behalf of participants at a rate of 50% of employee contributions up to a maximum of 6% of their base salary. Contributions by employees to the 401(k) plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) plan. In the year ended December 31, 2005, deCODE made contributions of $272,637 to the 401(k) plan.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2005 were Mr. McGuire and Dr. Goran Ando (who resigned as a director effective January 31, 2006). Mr. McGuire served as deCODE’s assistant secretary from January 1998 until October 2000. Otherwise, no member of the Compensation Committee was at any time during 2005, or formerly, an officer or employee, nor had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act of 1934, as amended. No executive officer has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of deCODE or a member of our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 15, 2006, except as otherwise noted, regarding the beneficial ownership of our common stock by (i) each current director, (ii) each Named Executive Officer, (iii) all of our directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Outstanding Common stock(2)
T. Rowe Price Associates, Inc.(3)	6,927,546	12.6%
100 E. Pratt Street
Baltimore, MD 21202
AXA Financial, Inc. and affiliates(4)	3,613,017	6.6%
1290 Avenue of the Americas
New York, NY 10104
SAPAC Corporation Ltd(5)	3,240,134	5.9%
Cerrito 461 Piso 4
P.O. Box 531
Correo Central
Montevideo, Uraguay 11000
Kari Stefansson(6)	3,106,544	5.6%
c/o deCODE genetics, Inc.
Sturlugata 8
IS-101 Reykjavik, Iceland
Lance Thibault(7)	136,067	*
Mark Gurney(8)	209,375	*
Daniel Hartman(9)	50,000	*
Hakon Hakonarson(10)	118,876	*
J. Neal Armstrong(11)	42,550	*
James Beery(12)	28,369	*
Linda Buck	0	*
Terrance G. McGuire(13)	138,938	*
Michael Young	0	*
All directors and executive officers as a group (9 persons)(14)	3,830,719	6.9%

*                    Comprises less than one percent of the outstanding common stock.

(1)          The number of shares beneficially owned by the individuals and entities listed in the table is determined in accordance with the rules of the Securities and Exchange Commission, and may not be conclusive as to ownership of those securities for any other purpose. Under those rules, an individual (or entity) is deemed to beneficially own shares of common stock as to which the individual currently has certain sole or shared powers or as to which the individual can acquire such powers within 60 days by the exercise of any option, warrant or other right. Accordingly, the table includes shares underlying options and warrants which will be exercisable within 60 days of February 15, 2006, but does not include shares underlying options and warrants that will become exercisable more than 60 days after February 15, 2006. The footnotes to the table set forth the number of such shares included in the table. We have been advised that each stockholder listed in the table has sole voting and dispositive power with respect to such shares unless otherwise noted in the footnotes below.

(2)          Applicable percentage of ownership is based on 54,846,933 shares of common stock outstanding on February 15, 2006.

(3)          As set forth in Schedule 13G/A, filed on February 14, 2006 by T. Rowe Price Associates, Inc. (Price Associates). These securities are owned by various individuals and institutional investors, which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however Price Associates expressly disclaims beneficial ownership of such securities. Of the reported shares,  Price Associates reported that it has sole voting power of 1,752,200 shares, no shared voting power, sole dispositive power of 6,927,546 shares and no shared dispositive power.

(4)          As set forth in Schedule 13G, filed on February 14, 2006 by AXA Financial, Inc. (“Financial”) on behalf of itself and affiliated entities. According to the Schedule, the shares are also beneficially owned by the following French affiliates of Financial: AXA Assurances I.A.R.D. Mutuelle; AXA Assurances Vie Mutuelle; AXA Courtage Assurance Mutuelle; and AXA (collectively with Financial, the “AXA Group”). Of the reported shares, the AXA Group reported that it has sole voting power with respect to 2,785,817 shares, that it shares voting power with respect to no shares, that is has sole dispositive power with respect to 3,613,017, and that it shares dispositive power with respect to no shares. The AXA Group disclaims beneficial ownership of the reported shares

(5)          As set forth in a Schedule 13G/A, dated February 7, 2006, filed by SAPAC Corporation Ltd. (“SAPAC”). Includes 416,667 shares of common stock issuable upon exercise of warrants owned by SAPAC.

(6)          Includes 481,252 shares of common stock issuable upon exercise of options held by Dr. Stefansson.

(7)          Includes 130,208 shares of common stock issuable upon exercise of options held by Mr. Thibault.

(8)          Represents shares of common stock issuable upon exercise of options held by Dr. Gurney.

(9)          Includes 50,000 shares of common stock issuable upon exercise of options held by Dr. Hartman. Does not include 50,000 shares of restricted stock with respect to which Dr. Hartman has no dispositive or voting rights.

(10)   Represents 118,876 shares of common stock issuable upon exercise of options held by Dr. Hakonarson.

(11)   Includes 40,000 shares of common stock issuable upon exercise of options held by Mr. Armstrong. Does not include 851 shares of restricted stock with respect to which Mr. Armstrong has no dispositive power or voting rights.

(12)   Includes 26,667 shares of common stock issuable upon exercise of options held by Mr. Beery. Does not include 568 shares of restricted stock with respect to which Mr. Beery has no dispositive power or voting rights.

(13)   Includes (a) 97,236 shares of common stock held by Terrance McGuire TTEE, Terrance McGuire Trust-1999 and (b) 40,000 shares of common stock issuable upon exercise of options held by Mr. McGuire. Does not include 568 shares of restricted stock with respect to which Mr. McGuire has no dispositive power or voting rights.

(14)   Represents an aggregate of 2,734,341 shares of common stock and 1,096,378 shares of common stock issuable upon exercise of options.

Equity Compensation Plan Information

The following table sets forth information concerning the number of outstanding options, the weighted average exercise price of those options and the number of securities remaining to be granted under existing equity plans, whether approved or not approved by security holders, as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	7,432,575	$12.71	657,211
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,432,575	$12.71	657,211

Item 13.               Certain Relationships and Related Transactions

Covington & Burling, a law firm of which Mr. Beery serves as Senior Of Counsel, provided legal services to us during the fiscal year ended December 31, 2005 (for which we paid approximately $5,000) and we expect the firm to continue to provide legal services to us in 2006.

In 2005, deCODE employed: (i) Ari Karason, Dr. Stefansson’s son, as a research scientist and paid him in kronas the equivalent of $78,263 for his services; and (ii) Helga Stefansdottir, Dr. Stefansson’s sister, as the office manager of Encode ehf. and paid her in kronas the equivalent of $73,462 for her services. Compensation indicated in the foregoing sentence represents the aggregate dollar value of the compensation paid to the individual based on the effective krona to dollar exchange rate on each day payment was made. deCODE continues to employ these individuals at the same or similar salaries (although the dollar value of salaries paid in kronas is subject to fluctuations in the krona to dollar exchange rate).

Item 14.                 Principal Accountant Fees and Services

The following table summarizes the fees billed or expected to be billed by Deloitte & Touche LLP (“Deloitte”) for services rendered for the fiscal years ended December 31, 2005 and  2004:

Type of Fees	Fiscal Year Ended December 31, 2005	Fiscal Year Ended December 31, 2004
Audit Fees	$886,500	$972,296
Audit-Related Fees	0	5,000
Tax Fees	95,400	95,000
All Other Fees	0	0
Total Fees	$881,900	$1,072,296

The caption “audit fees” includes fees for professional services for the audit of our financial statements included in our Form 10-K, review of our financial statements included in our Form 10-Qs, issuance of comfort letters and/or consents in connection with registration statements filed with the Securities and Exchange Commission, and the attestation of management’s assessment of internal control as required by Section 404 of the Sarbanes-Oxley Act of 2002. “Audit-related fees” are fees for grant audits, statutory audits, mergers and acquisitions and consultations. “Tax fees” are fees for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Registered Public Accounting Firm

The Audit Committee has adopted policies and procedures relating to the approval of all audit and legally permissible non-audit services provided by our independent registered public accounting firm. Pursuant to this policy, all services to be performed by our independent registered public accounting firm must be approved by the Audit Committee in advance. Pre-approval is generally provided for up to one year as to a detailed list of services, subject to a budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated the authority to each of its members to pre-approve services that exceed the budgeted amounts or that were not previously pre-approved when time constraints do not permit pre-approval by the full Audit Committee. Any such pre-approvals must be reported to the Audit Committee as its next meeting.

The Audit Committee pre-approved all services performed by our independent registered public accounting firm during 2004 and 2005.

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

3.                 Exhibits

The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

deCODE genetics, Inc.
By:	/s/ Kari Stefansson
Kari Stefansson, Chairman, President and Chief Executive Officer

Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kari Stefansson	Chairman, President, Chief Executive Officer and	March 15, 2006
Kari Stefansson	Director (principal executive officer)
/s/ Lance Thibault	Chief Financial Officer and Treasurer (principal	March 15, 2006
Lance Thibault	financial officer and principal accounting officer)
/s/ J. Neal Armstrong	Director	March 15, 2006
J. Neal Armstrong
/s/ James Beery	Director	March 15, 2006
James Beery
/s/ Terrance McGuire	Director	March 15, 2006
Terrance McGuire
/s/ Linda Buck	Director	March 15, 2006
Linda Buck

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
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

4.3	Warrant Certificate, dated May 6, 2002 issued to Islandsbanki-FBA hf. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002).
4.4	Warrant, dated February 25, 2004, issued to Merck & Co., Inc. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 15, 2004).
4.5

Indenture dated as of April 14, 2004 between deCODE genetics,Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011.)(Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3(Registration No. 333-116543) which was filed on June 16,2004).

4.6

Registration Rights Agreement dated as of April 14, 2004 between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004).

10.1

Form of License from The Icelandic Data Protection Commission (now, The Icelandic Data Protection Authority) to Islensk erfdagreining ehf. and its Clinical Collaborators to Use and Access Patient Records and Other Clinical Data Relating to Individuals (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.2*	1996 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-56996) filed on March 14, 2001).
10.3*

Form of Non-Statutory Stock Option Agreement, as executed by employees and officers of deCODE genetics, Inc. who received non-statutory stock options (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed April 15, 2003).

10.4*

Form of Employee Proprietary Information and Inventions Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.5

Co-operation Agreement between Reykjavik Hospital and Islensk erfdagreining ehf., dated November 4, 1998 (Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.6

Co-operation Agreement between the Iceland State Hospital and Islensk erfdagreining ehf., dated December 15, 1998 (Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.7*

Form of Employee Confidentiality, Invention Assignment and Non-Compete Agreement executed by certain officers (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.8

Collaboration and Cross-License Agreement Re. Diagnostics between F.Hoffman-La Roche Ltd. AG and deCODE genetics, ehf. dated as of June 29, 2001 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001).

10.9	Purchase Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on From 10-Q filed on May 10, 2005).
10.10	Lease Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on From 10-Q filed on May 10, 2005).
10.11*

Employment Agreement between deCODE genetics, Inc. and Daniel L. Hartman, effective as of July 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Report on From 10-Q filed on November 9, 2005).

10.12*	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 1, 2005).
10.13*	2002 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on April 15, 2003).
10.14+

License Agreement, dated as of October 17, 2003, between deCODE genetics, ehf. and Bayer AG (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 15, 2004).

10.15+

License and Research Collaboration Agreement, dated February 25, 2004, between deCODE genetics, ehf. and Merck & Co., Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on March 15, 2004).

10.16*

Agreement between deCODE genetics, Inc. and J. Neal Armstrong dated as of August 18, 2003 and effective as of October 3, 2003. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on From 10-Q filed on November 13, 2003).

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