Form 10-Q
period 2006-03-31
DECODE GENETICS INC
filed 2006-05-10
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☐                    Accelerated filer  ☒                   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate number of shares of the registrant’s common stock outstanding on April 28, 2006 was 55,492,235 shares of common stock $.001 par value.

deCODE genetics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations for the three-months ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the three-months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

Item 6.	Exhibits

(a) Exhibits

Signatures

Index to Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2006	2005
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,436	$65,943
Investments	127,860	89,611
Receivables	7,478	7,856
Other current assets	6,677	3,541

Total current assets	154,451	166,951
Property and equipment, net	23,827	24,500
Goodwill	10,109	8,863
Other long-term assets and deferred charges	10,275	6,444

Total assets	$198,662	$206,758

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,879	$4,732
Accrued expenses and other current liabilities	12,420	12,823
Current portion of capital lease obligations	915	1,313
Current portion of long-term debt	489	550
Deferred revenue	9,703	6,105

Total current liabilities	30,406	25,523
Capital lease obligations, net of current portion	904	1,046
Long-term debt, net of current portion	155,773	155,653
Deferred gain on sale-leaseback	27,169	27,654
Deferred revenue	6,219	6,219

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 55,508,016 and 55,488,516 shares, respectively, at March 31, 2006; and 54,762,095 and 54,742,595 shares, respectively, at December 31, 2005	56	55
Additional paid-in capital	451,758	444,401
Notes receivable	(2,860)	(2,898)
Deferred compensation	—	(418)
Accumulated deficit	(470,488)	(450,215)
Accumulated other comprehensive loss	(152)	(139)
Treasury stock, 19,500 shares stated at cost	(123)	(123)

Total stockholders’ deficit	(21,809)	(9,337)

Total liabilities and stockholders’ deficit	$198,662	$206,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE-MONTHS ENDED MARCH 31,
	2006	2005
	(In thousands, except
	per share amounts)

REVENUE	$10,133	$9,523

OPERATING EXPENSES

Cost of revenue, including collaborative programs	10,477	9,140
Research and development — proprietary programs	14,890	8,275
Selling, general and administrative	5,267	4,158

Total operating expenses	30,634	21,573

Operating loss	(20,501)	(12,050)
Interest income	1,712	1,120
Interest expense	(1,716)	(2,389)
Other non-operating income and (expense), net	232	(3,617)

Net Loss	$(20,273)	$(16,936)

Basic and diluted net loss per share	$(0.37)	$(0.32)

Shares used in computing basic and diluted net loss per share	54,601	53,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE THREE-MONTHS ENDED MARCH 31,
	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,273)	$(16,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,874	2,229
Stock-based compensation	971	48
Amortization of deferred gain on sale-leaseback	(485)	—
Amortization of deferred financing costs	212	283
Loss on disposal of equipment	48	—
Charges for debt extinguishment	—	1,741
Foreign currency exchange loss on Icelandic krona denominated debt	(4)	263
Other	25	(16)
Changes in operating assets and liabilities:
Receivables and other assets	(785)	18
Accounts payable, accrued expenses and other current liabilities	1,059	(197)
Deferred research revenue	1,386	1,629

Net cash used in operating activities	(15,972)	(10,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(819)	(538)
Purchases of investments	(88,095)	(85,053)
Redemptions of investments	49,825	64,810
Proceeds from sale of property and equipment	—	54,767
Purchase acquisition, net of cash acquired	1,270	—
Changes in restricted cash	—	6,000

Net cash used in investing activities	(37,819)	39,986

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants	709	19
Repayment of notes receivable for common stock	52	—
Repayments from short-term borrowings	—	(341)
Payments on line of credit	—	(4,500)
Proceeds from equipment financing	288	—
Proceeds from debt refinancing	—	6,211
Repayments of debt and capital lease obligations	(765)	(45,281)

Net cash provided by (used in) financing activities	284	(43,892)

Net decrease in cash and cash equivalents	(53,507)	(14,844)
Cash and cash equivalents at beginning of period	65,943	70,238

Cash and cash equivalents at end of period	$12,436	$55,394

Supplemental schedule of non-cash transactions:
Deferred gain on sale of property	—	25,489
Common stock issued for acquisition	6,082	—

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

2.   Basis of Presentation

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2006 and, the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which includes consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003.

3.   Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	For the Three Months Ended March 31,
	2006	2005
	(In thousands)

Research funding and other service fees	$5,468	$6,754
Milestone payments	198	348
Up-front, exclusivity, technology access, and technology development fees	500	1,038
Grant funding	2,987	888
Other	980	495
Total	$10,133	$9,523

For the three months ended March 31, 2006 and 2005, revenue from collaborations with Merck constituted 0% and 21% of consolidated revenue, revenue from collaborations with Roche constituted 26% and 29% of consolidated revenue and revenues from NIH grants constituted 22% and 9%, respectively.

4.   Research and Development—Proprietary Programs

deCODE’s research and development expenses consist of the costs of its own proprietary programs and consist of the following:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Salaries and other personnel costs	$5,336	$3,945
Materials and supplies	1,590	947
Contractor services and other third party costs	5,200	1,703
Overhead expenses	1,570	805
Depreciation and amortization	872	875
Stock-based compensation	322	—
Total	$14,890	$8,275

5.   Stock-Based Compensation

On January 1, 2006, deCODE adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, prior periods have not been restated. SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in deCODE’s consolidated statements of operations.

The following table summarizes stock-based compensation expense related to employee stock option and nonvested share awards under SFAS No. 123(R) for the three months ended March 31, 2006 which was included in the Condensed Statement of Operations in the following captions:

2006
(in thousands)
Operating Expenses:
Cost of revenue, including collaborative programs	$116
Research and development — proprietary programs	322
General and administrative	485
Total	$923

The adoption of SFAS No. 123(R) resulted in incremental stock-based compensation expense of $923,000, which caused deCODE’s net loss to increase by $923,000 and its net loss per share to increase by $0.02 per share for that period. The adoption had no impact on cash flows from operating or financing activities.

The following table illustrates the pro forma effect on net loss and net loss per share had deCODE elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(In thousands, except per share amounts)

Net loss attributable to common stockholders — as reported	$(16,936)
Add: Stock-based compensation expense included in reported net loss	48
Deduct: Total stock-based compensation expense determined under fair value method for all awards	(1,131)

Net loss — proforma	$(18,019)

Basic and diluted net loss per share — as reported	$(0.32)
Basic and diluted net loss per share — proforma	(0.34)

Equity Incentive Plans

deCODE maintains the deCODE genetics, Inc. 1996 and 2002 Equity Incentive Plans (the “Plans”). A total of 10,000,000 shares are reserved for grants of options and restricted stock under the terms of the Plans. The Plans provide for awards to employees, members of the Board of Directors, consultants and other advisors who are not employees.

The equity incentive plans are administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees of deCODE at an exercise price per share of not less than the fair market value per share of common stock on the day before the grant and with a term not to exceed ten years from date of grant. Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the Compensation Committee may determine. Generally each employee option grant vests twenty-five percent on the first anniversary date of an employee’s commencement of employment and 1/48th of the original grant each month thereafter for the following three years. Upon exercise of options, shares are issued from the pool of registered shares under the Plans.

The Compensation Committee may also grant restricted stock and other stock-based awards on such terms and conditions as it may determine, which may include deCODE’s right to repurchase the unvested underlying stock upon termination of the holder’s employment.

Options granted to date generally vest over a period of four years, generally have a maximum term of 10 years, and may contain early-exercise provisions allowing for company-provided financing of the exercise price. As of March 31, 2006, 444,575 shares were available for grant under the Plans.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	4,702,702	$8.38
Granted	403,500	9.21
Exercised	(113,280)	6.38
Forfeited/cancelled	(190,864)	10.01
Outstanding at March 31, 2006	4,802,058	$8.43	7.45	$1,152

Exercisable at March 31, 2006	3,039,743	$8.33	6.79	$1,037

The aggregate intrinsic value in the table above represents the total intrinsic value, based on deCODE’s common stock closing price of $8.67 as of March 31, 2006, which would have been received by the option  holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 1,478,479.

The weighted average grant date fair value of options, as determined under SFAS 123(R) and SFAS 123, granted during the three months ended March 31, 2006 and 2005 was $5.61 and $0, per share respectively. The total intrinsic value of options exercised during the three month periods ended March 31, 2006 and 2005 was approximately $334,000 and $33,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and 2005 was $709,000 and $19,000, respectively. The total fair value of shares vested during the quarter ended March 31, 2006 was $793,000.

At March 31, 2006, deCODE’s future compensation cost related to nonvested stock options is $8,266,000, which will be recognized over the weighted average period of 2.24 years.

deCODE uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions (as noted in the table below) including volatility of deCODE’s stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options.

deCODE estimates the expected term of the options based on historical patterns by employees with respect to exercise and post vesting employment termination behaviors. Expected volatility is based on deCODE’s historical volatility and is calculated using a weighted average of the volatility over a period equal to the expected term of the award and the most recent one year volatility. deCODE bases the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent term. As deCODE does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

Three Months Ended March 31, 2006
Dividend yield	—
Expected volatility	68.24%
Expected term (in years)	5.11
Risk-free interest rate	4.57%

Stock-based compensation expense is recognized in the consolidated statement of operations on a straight-line basis based on awards ultimately expected to vest. deCODE has calculated stock-based compensation using an estimated forfeiture rate of 5.60%. To the extent the actual forfeiture rate differs materially from this estimate the expense will be adjusted.

Restricted Stock

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. In 2005, deCODE granted 57,944 restricted shares and recognized stock-based compensation expense related to these restricted shares of $53,000 and $0 during the three-months ended March 31, 2006 and 2005, respectively. During the three month periods ended March 31, 2006 and 2005, deCODE received $52,000 and $0, respectively, related to the payment of notes receivable related to share-based payment arrangements.

The following table represents restricted stock activity for the three months ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	51,987	$9.31
Granted	—	—
Vested	(1,987)	7.05
Forfeited	—	—
Unvested at March 31, 2006	50,000	$9.40

At March 31, 2006, there was $365,000 of total unrecognized compensation cost related to restricted stock to be recognized over a weighted average period of 3 years. The total fair value of shares vested during the three months ended March 31, 2006 was $14,000.

6.   Net Loss Per Share

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

Diluted net loss per share does not differ from basic net loss per share in all periods presented as potential common shares are antidilutive for all such periods and are, therefore, excluded from the calculation. Potential common shares excluded from the calculation of diluted net loss per share were:

	March 31,	March 31,
	2006	2005
	(shares)	(shares)
Warrants to purchase shares of common stock	2,385,022	2,779,873
Options to purchase shares of common stock	4,802,058	4,583,632
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	762,800	1,182,623
Convertible shares issuable upon conversion of 3.5% senior convertible notes	10,714,286	10,714,286
	18,664,166	19,260,414

7.   Comprehensive Income (Loss)

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

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)

Net loss	(20,273)	$(16,936)
Other comprehensive income (loss):
Foreign currency translation	8	—
Unrealized loss associated with investments	(21)	(79)

Total comprehensive loss	$(20,286)	$(17,015)

8.   Investments

deCODE’s investments consist of auction rate securities, municipal bonds, US government securities and a corporate bond, all of which are classified as available-for-sale. Investments are available for current operations and are classified as current assets. Investments are carried at fair value with the unrealized holding gain or loss included in accumulated other comprehensive income. Fair value is generally determined with reference to quotations in active markets. Premium and discounts associated with investments in bonds are amortized using the effective interest rate method.

Investments as of March 31, 2006 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Auction rate securities	$78,030	$78,030
Municipal bonds	30,000	30,00
Government debt securities	15,000	14,830
Corporate bond	5,000	5,000
	$128,030	$127,860

Gross unrealized holding losses at March 31, 2006 were $170,000.

9.   Acquisition of UVS

On January 17, 2006, deCODE acquired 100% of the outstanding shares of Urdur Verandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. deCODE paid gross consideration of $6,157,000 including 635,006 shares of deCODE common stock valued at $6,082,000 (based upon the average closing price of deCODE common stock two days before and after the acquisition date) and approximately $75,000 for acquisition related costs. As part of the transaction, deCODE acquired research rights for blood and tissue samples and clinical data for various types of cancers which deCODE has added to its samples for research and development purposes. deCODE has included the results of operations of the acquired entity in deCODE’s consolidated statements of operations from the date of acquisition. Because the activity from the beginning of the period to the acquisition date was not material, no pro-forma information is presented.

The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Cash	$1,270
Net liabilities acquired	(754)
Goodwill	1,246
Identifiable intangible assets	4,395
$6,157

The purchase price was allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $1,246,000, which was allocated to goodwill. Under Icelandic tax law goodwill is not deductable for tax purposes.

The identifiable intangible assets acquired consist of the exclusive rights to perform research on blood and tissue samples and related clinical data which were valued at $4,395,000 and will be amortized over a period of 15 years, the estimated useful life of the assets.

10.   Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors that follow in Part II, Item 1A.

Overview

deCODE is a biopharmaceutical company applying its discoveries in human genetics to develop drugs for common diseases. Our population approach and resources enable us to isolate genes and drug targets directly involved in the development of many of the diseases that are the biggest challenges to public health. We are turning these discoveries into a growing pipeline of therapeutics aimed at combating the causes of disease, not just the signs and symptoms. As these diseases are common and current therapies are of limited effectiveness, we believe that our strategy represents a significant opportunity to create better medicine with major potential in the global marketplace.

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

Through our medicinal chemistry and structural biology subsidiaries based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group designs and implements our clinical development programs. By leveraging the capabilities of Encode, our clinical trials subsidiary, and our expertise in genetics and drug and disease modeling, we are able to make the drug development process a more efficient and sensitive means of testing and optimizing the therapeutic and commercial potential of new drugs. In certain programs we have also taken advantage of the fact that drug targets we have identified through our genetics research have already been targeted by other companies to develop compounds for other indications. By licensing these compounds or entering into co-development arrangements, we have been able to bypass over several years of drug discovery, entering directly into Phase II clinical trials.

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

We believe that ongoing work in genetics and advancing our drug development programs, particularly the conduct of clinical trials on a growing number of our compounds, will require significant and increasing expenditures. In 2005, we concluded the Phase II clinical studies for DG031, our developmental compound for the prevention of heart attack; initiated our Phase I clinical program for DG041, our developmental compound for peripheral artery disease (PAD); and initiated a Phase II trial in asthma. In the first half of 2006, we have finalized our protocol and expect to begin enrollment for a Phase III trial for DG031; we have concluded our Phase I program for DG041and expect to begin Phase II; and we have concluded our Phase II trial in asthma. We are also advancing our pre-clinical work on our follow-on compound in heart attack, DG051, and on DG061 for pain, and expect these to be the next programs we bring into clinical development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At March 31, 2006, we had $140.3 million in cash, cash equivalents and investments and as we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing. Our ability to obtain capital will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that more favorable conditions in those markets will present opportunities for us, while downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms, while more favorable conditions in those markets will present opportunities for us.

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

•       Our most advanced developmental compound is DG031 for the prevention of heart attack. In 2005, we concluded the Phase II clinical trials for DG031. Under a Special Protocol Assessment with the FDA, we have finalized the protocol for a Phase III outcome trial for DG031. The trial will focus on those patients at highest identifiable risk through the pathway targeted by DG031, namely African-American patients who carry the HapK variant of the gene encoding leukotriene A4 hydrolase (LTA4H). We expect to begin enrolling patients for the Phase III trial in the second quarter of this year.

•       DG041 is our lead compound for the treatment of atherosclerosis of the extremities, or peripheral artery disease (PAD). DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of developing the disease. In early 2006 we concluded the Phase I clinical program for DG041. Nearly 200 healthy subjects were exposed to DG041 in these studies at doses up to 1600mg/day for seven days. The results of the Phase I program showed DG041 to be well-tolerated, without any drug-related significant adverse events noted, and that DG041 can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. We expect to begin a Phase II clinical trial in the second quarter of this year.

•       In asthma, we have conducted a Phase II trial of another company’s compound. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma. We have concluded this study and expect to present the results in mid-2006.

•       As a follow-on to DG031, we are developing an inhibitor of LTA4H, a compound which is likewise aimed at preventing heart attack by decreasing the production of leukotriene B4 (LTB4). Our pre-clinical compound, DG051, appears to provide potent inhibition of LTB4 production, is orally bioavailable, and with minimal potential for drug-drug interaction. We anticipate filing an IND on DG051 by mid-year 2006.

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

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $14.8 million, $12.0 million, $4.1 million and $6.5 million in our Myocardial Infarction (MI), PAD, stroke and asthma programs, respectively, from the beginning of 2003 to date. Inception to-date costs are not available as these costs were not historically tracked by program.

We have not applied for or received marketing approval from the applicable regulatory authorities in any country for any of our drug candidates. In order for us to achieve marketing approval in the United States, the FDA must conclude that our clinical data establish the safety and efficacy of our drug candidate. Other countries have similar requirements. Historically, the results from pre-clinical testing and early clinical trials (through Phase II) have often not been predictive of success in later clinical trials. Many new compounds have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary marketing approvals. Additional risks and uncertainties involved in the development and commercialization of any products are described under Item 1A in our reports on Form 10-K and 10-Q. We expect that it will be several years, if ever, before we receive revenues from the commercial sale of our therapeutic products.

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

In January 2006, we acquired all of the outstanding shares of Urdur Verdandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. As consideration for the purchase, we issued 635,006 shares of deCODE common stock valued at $6,082,000 to IGC. This acquisition will allow us to broaden our cancer program by applying our gene discovery and drug development efforts to a larger set of population resources.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to collaborative arrangements, long-lived assets, materials and supplies, stock-based compensation, foreign exchange transactions, income taxes and litigation and other commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The impact and any associated risks related to these and our other accounting policies on our business or operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please refer to our notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10Q and the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2005. There can be no assurance that actual results may not differ from the estimates referred to above.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which requires that all share-based payments to employees and directors, including grants of stock options be recognized in the income statement based on their fair values. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS 123(R) using the modified prospective method of adoption as permitted under SFAS 123(R) which requires that compensation expense be recorded for all nonvested stock options and other stock-based awards as of the beginning of the first quarter of adoption. In accordance with the modified prospective method, no prior period amounts have been restated to reflect the provisions of SFAS 123(R).

Prior to the adoption of SFAS 123(R), in accordance with the provisions of SFAS 123, we elected to follow APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock-based plans. Under APB 25, if the exercise price of deCODE’s employee stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized. However, as required by SFAS 123, the pro forma impact of expensing the fair value of our stock option awards and employee stock purchase plan was disclosed in the notes to our condensed consolidated financial statements.

In connection with our adoption of SFAS 123(R), we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. Concurrent with our adoption of SFAS 123(R), we determined that historical volatility of deCODE’s stock would be the best measure of market conditions and expected volatility. We estimate the weighted-average expected life of our stock-option awards based on historical cancellation and exercise data related to our stock-based awards as well as the contractual term and vesting terms of the awards. We allocate stock-based compensation expense using a straight-line expense attribution approach. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience.

During the quarter ended March 31, 2006, we recognized stock-based compensation expense of $0.9 million, or $0.02 per share. As of March 31, 2006, we had unrecognized stock-based compensation of $8.3 million related to nonvested stock options awards, which is expected to be recognized over an estimated weighted average period of 2.24 years.

Results of Operations for the Three-Month Periods Ended March 31, 2006 and 2005

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

Financial highlights as of and for the three-month period ended March 31, 2006 include:

•              At March 31, 2006, we had $140.3 million in cash, cash equivalents and investments compared to $155.6 million at December 31, 2005. The net utilization of $15.3 million in the first quarter reflects costs associated with the advancement of our drug development programs during the three months as reflected in the $16.0 million cash we used in operating activities.

•              Research and development expense for proprietary programs was $14.9 million for the three-month period ended March 31, 2006 as compared to $8.3 million for the three-month period ended March 31, 2005. The increase in our research and development expenses for proprietary programs is the result of costs associated with the advancement of our lead drug discovery and development programs.

•              Our revenue for the three-month period ended March 31, 2006 was $10.1 million as compared to $9.5 million for the three-month period ended March 31, 2005. Revenue for the periods presented generally reflects our strategic focus on drug discovery and development. Specifically, the increase in revenue for the quarter ended March 31, 2006 as compared to the same quarter in 2005, is primarily due to increased service grant monies earned related to research grants from divisions of the U.S. National Institutes of Health and the Commission of the European Communities, contract service fees and the addition of the Roche alliance to co-develop inhibitors of PDE4D, offset by the completion of research funding under the 2002 agreement with Roche and the Merck obesity research program.

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

Elements of our revenue are summarized as follows:

	For the Three Months Ended March 31,
	2006	2005
	(In thousands)

Research funding and other service fees	$5,468	$6,754
Milestone payments	198	348
Up-front, exclusivity, technology access, and technology development fees	500	1,038
Grant funding	2,987	888
Other	980	495
	$10,133	$9,523

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

Diagnostics.  In June 2001, we signed a five-year alliance with Roche’s diagnostics division to develop and market DNA-based diagnostics for major diseases. More recently we have added research programs aimed at developing diagnostics to predict drug response for major therapeutics used to treat those diseases, in order to help select the most effective treatment of those available. Under the agreement we have received $41.1 million in research funding, up-front fees and milestone payments. We may receive $3.1 million in additional research funding over the remainder of the term of the agreement as well as milestone payments upon the achievement of research and development milestones and royalties on the sales of diagnostic products developed.

Revenues from these alliances with Roche amounted to $2.6 million and $2.7 million in the three-month periods ended March 31, 2006 and 2005, respectively, representing 26% and 29% of consolidated revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Costs incurred with these collaborative programs with Roche amounted to $2.2 million and $3.7 million in the three-month periods ended March 31, 2006 and 2005, respectively.

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

Revenues from this alliance with Merck amounted to $0 and $1.8 million in the three-month periods ended March 31, 2006 and 2005, respectively, representing 0% and 19% of consolidated revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Costs incurred with this alliance with Merck amounted to $0 and $1.1 million in the three-month periods ended March 31, 2006 and 2005, respectively.

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

Revenues from this alliance with Merck amounted to $0 and $0.2 million in the three-month periods ended March 31, 2006 and 2005, respectively, representing 0% and 2% of consolidated revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Costs incurred with this alliance with Merck amounted to $0 and $0.1 million in the three-month periods ended March 31, 2006 and 2005, respectively.

Grant Funding

We have received various research grants from divisions of the United States National Institutes of Health (NIH), the Commission of the European Communities (EC) and private foundations. Research grants for multiple years are based on approved budgets with budgeted amounts subject to approval on an annual basis. NIH grants generally provide for 100% reimbursement of allowable expenditures while the grant under the EC generally provides for 50% reimbursement of allowable research and development related expenditures. Our significant research contracts include:

National Institute of Allergy and Infectious Diseases (NIAID).   In September 2004, deCODE was awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. deCODE may receive $17.4 million in additional research funding over the remaining term of the agreement.

Revenues from NIH research grants amounted to $2.3 million and $0.9 million in the three-month periods ended March 31, 2006 and 2005, respectively, representing 22% and 9% of consolidated revenue for the three-month periods ended March 31, 2006 and 2005, respectively. Costs incurred with NIH research grants amounted to $2.3 million and $0.9 million in the three-month periods ended March 31, 2006 and 2005, respectively.

Revenue for the three-month periods ended March 31, 2006 and 2005 is as follows:

			2006 as Compared to 2005
	2006	2005	$ Change	% Change
	(In thousands, except %)
Revenue	$10,133	$9,523	$610	6%

Revenue for the periods presented generally reflects our strategic focus on drug discovery and development. Specifically, the increase in revenue for the quarter ended March 31, 2006 as compared to the same quarter in 2005, is primarily due to an increase in grant monies earned from research grants with NIH and EC, contract service fees and the addition of the Roche alliance to co-develop inhibitors of PDE4D, offset by the completion of research funding under the 2002 agreement with Roche and the Merck obesity research program. Further, in the three-month period ended March 31, 2006, we sold technology and related rights to our Drug Advice Expert (DAX) software for $0.5 million. We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between quarters.

Cost of Revenue, including Collaborative Programs. Cost of revenue, including costs incurred in connection with collaborative programs for the three-month periods ended March 31, 2006 and 2005 is as follows:

			2006 as Compared to 2005
	2006	2005	$ Change	% Change
	(In thousands, except %)
Cost of revenue, including collaborative programs	$10,477	$9,140	$1,337	15%

Our cost of revenue consists of the costs of services provided to customers, collaborators and under grants, including the entirety of the costs incurred in connection with programs that have been partnered and on which we receive research funding, including research grants. At times, we invested in addition to costs covered by research funding received in such collaborative programs. In general, we have decreased our cost of revenue, including costs incurred in connection with collaborative programs, reflecting a relative lessening of our investment in collaborative programs on which we receive research funding. Our cost of revenue for the three month period ended March 31, 2006 as compared to the prior period increased $2.1 million due to work conducted under research grants.

Our cost of revenue, including costs incurred in connection with collaborative programs in the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005 includes (i) more chemicals and consumables ($0.5 million), (ii) an increase in contractor services ($0.8 million), and (iii) lower depreciation and amortization ($0.3 million) due to the sale-leaseback of our facilities in Iceland during 2005. Our rent expense has increased due to this sale-and-leaseback of our facilities. This will be offset by the deferred gain on the sale-and-leaseback which is being amortized over the term of the lease. Our cost of revenue, including costs incurred in connection with collaborative programs in the three-month period ended March 31, 2006 also includes stock-based compensation expense related to our adoption of SFAS No. 123(R) ($0.1 million).

Research and Development—Proprietary Programs. Research and development for proprietary programs for the three-month periods ended March 31, 2006 and 2005 is as follows:

			2006 as Compared to 2005
	2006	2005	$ Change	% Change
	(In thousands, except %)
Research and development — proprietary programs	$14,890	$8,275	$6,615	80%

The increase in our research and development expenses in proprietary programs results from our emphasis on and increasing expenditures in product development, including pre-clinical and clinical work on our lead drug discovery and development programs. Importantly, in 2006 we are preparing a Phase III clinical for DG031 our lead developmental compound for the prevention of heart attack. We are also preparing for Phase II trials for DG041, our developmental compound in Peripheral Artery Disease and are co-funding a Phase II trial in asthma for a compound developed by another company. Further, among other pre-clinical programs we are developing a compound to inhibit the LTA4 hydrolase, a protein encoded by a second gene within the same pathway targeted by DG031 that we have also linked to significantly increased risk of heart attack, and we have begun a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche. We also maintain an ongoing program to develop inhibitors to the EP3 receptor for prostaglandins E2 for the management of pain. Based upon the range of our current research and development activities, we currently anticipate that our overall investment in research and development in 2006 will be in the range of $60 to $65 million.

Our research and development expenses for the three-month periods ended March 31, 2006 and 2005 consist of the following:

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Salaries and other personnel costs	$5,336	$3,945
Materials and supplies	1,590	947
Contractor services and other third party costs	5,200	1,703
Overhead expenses	1,570	805
Depreciation and amortization	872	875
Stock-based compensation	322	—
Total	$14,890	$8,275

Increases in the research and development costs of our proprietary programs (e.g., salaries and attendant costs, usage of chemicals and consumables, contractor services and other third party costs) will likely continue, particularly as we advance our clinical development and proprietary drug development programs. Further, we have granted salary increases to our personnel and have added clinical development executives to our staff, which will contribute to future increases in our research and development costs for proprietary programs. Our cost of research and development for proprietary programs in the three-month period ended March 31, 2006 also includes stock-based compensation expense related to our adoption of SFAS No. 123(R). Our overhead expense, consisting primarily of rent, has increased due to this sale-and-leaseback of our facilities. This increase in rent will be offset by the deferred gain on the sale-and-leaseback which is being amortized over the term of the lease.

Selling, General and Administrative Expense. Selling, general and administrative expense for the three-month periods ended March 31, 2006 and 2005 is as follows:

			2006 as Compared to 2005
	2006	2005	$ Change	% Change
	(In thousands, except %)
Selling general and administrative expense	$5,267	$4,158	$1,109	27%

Our selling, general and administrative expenses for the three-month period ended March 31, 2006 have increased as compared to the three-month period ended March 31, 2005. Salaries and employee related costs increased ($0.1 million) as did our legal expenses with activity around our intellectual property and patent applications ($0.2 million) and our travel expenses ($0.2 million). Our selling, general and administrative expense in the three-month period ended March 31, 2006 also includes stock-based compensation expense related to our adoption of SFAS No. 123(R) ($0.5 million). We also grant annual salary increases to our personnel and are making efforts to recruit new members to our Board of Directors — which will increase our selling, general and administrative expenses.

Interest Income. Interest income for the three-month periods ended March 31, 2006 and 2005 is as follows:

			2006 as Compared to 2005
	2006	2005	$ Change	% Change
	(In thousands, except %)
Interest income	$1,712	$1,120	$592	53%

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

Interest Expense. Interest expense for the three-month periods ended March 31, 2006 and 2005 is as follows:

			2006 as Compared to 2005
	2006	2005	$ Change	% Change
	(In thousands, except %)
Interest expense	$1,716	$2,389	$(673)	(28)%

Our interest expense principally reflects interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004.

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

Other Non-Operating Income and Expense, Net. Other non-operating income and expense for the three-month periods ended March 31, 2006 and 2005 is as follows:

			2006 as Compared to 2005
	2006	2005	$ Change	% Change
	(In thousands, except %)
Other non-operating income and (expense), net	$232	$(3,617)	$3,849	106%

Our other non-operating income and expense, net consists principally of the net impact of foreign exchange and, in the three-month period ended March 31, 2005,  unrealized and realized gains and losses on derivative financial instruments as well as a loss on the early extinguishment of debt.

As a consequence of the nature of our business and operations, our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to a gain of $0.3 million, and a loss of $0.3 million in the three-month periods ended March 31, 2006 and 2005, respectively.

Our losses on derivative financial instruments in the three-month period ended March 31, 2005 ($0.2 million) resulted from three forward foreign currency exchange options we entered into as economic hedges against foreign exchange rate fluctuations on our ISK-denominated operating expenses but that did not qualify for hedge accounting.

As a result of having prepaid the short and long-term debts that were secured by mortgages on Sturlugata 8 we have recorded a loss on early extinguishment debt during the three-months ended March 31, 2005 amounting to $3.1 million.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share for the three-month periods ended March 31, 2006 and 2005 is as follows:

			2006 as Compared to 2005
	2006	2005	$ Change	% Change
	(In thousands, except %)
Net Loss	$(20,273)	$(16,936)	$(3,337)	(20)%

Basic and Diluted Net Loss Per Share	$(0.37)	$(0.32)	$(0.05)	(16)%

Net loss and basic and diluted net loss per share both increased in the three-month period ended March 31, 2006 as compared to the three-month period ended March 31, 2005, principally on account of higher research and development related to the advancement of our drug discovery and development programs, but also for all the reasons more fully discussed above, including stock-based compensation expense related to our adoption of SFAS No. 123(R).

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($841 million from the beginning of 1999 to-date). Future funding under terms of our existing agreements is approximately $42.9 million excluding milestone payments and royalties that we may earn under such collaborations.

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

In December 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale from time to time of debt and equity securities either individually or in units, in one or more offerings, with a total value of up to $100 million. As of March 31, 2006, we had not consummated any sales under this registration statement.

At March 31, 2006, we had $140.3 million of cash, cash equivalents and investments. Based upon the range of our current activities, and without taking into account cash from any new alliances, milestone payments, significant financing or other activities, we currently anticipate that our overall net use of cash resources in 2006 will be in the range of $75 to $80 million.  As we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing, such as further public or private equity offerings, additional debt financing, other forms of financing or added collaborations and licensing arrangements. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	For the Three Month Periods Ended March 31,
	2006	2005
	(In thousands)

Cash provided by (used in):
Operating activities	$(15,972)	$(10,938)
Investing activities	(37,819)	39,986
Financing activities	284	(43,892)
Cash and cash equivalents, at end of period	12,436	55,394

Cash and Cash Equivalents. At March 31, 2006, we had $12.4 million in cash and cash equivalents. Together with our investments at March 31, 2006 ($127.9 million), this balance has decreased $15.3 million from the close of the year-ended December 31, 2005, most significantly on account of costs associated with the advancement of our drug development programs as reflected in the $16.0 million of cash we used in operating activities.

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

At March 31, 2006, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At March 31, 2006, our investments are in auction rate securities, municipal bonds, US government securities and a corporate bond.

Operating Activities. Net cash used in operating activities increased to $16.0 million for the three-month period ended March 31, 2006 as compared to $10.9 million having been used in the same period in 2005. The increase in use of cash in operating activities is most importantly attributable to the significant research and development investments being made in advancing our drug and clinical development programs, as more fully described above.

Investing Activities. Our investing activities have consisted of short-term investments in marketable securities (consisting mainly of auction rate securities and US government securities), capital expenditures and, in the three-month period ended March 31, 2005, the sale and leaseback of our headquarters facility at Sturlugata 8, Reykjavik, Iceland. Further, in our purchase of UVS during the three-months ended March 31, 2006 we acquired $1.3 million of cash used to fund the acquired liabilities of UVS.

We principally made replacement capital expenditures during the three-month periods ended March 31, 2006 and 2005. Although we expect we will continue to make principally replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities. Net cash of $0.3 million was provided by financing activities in the three-month period ended March 31, 2006, as compared to $43.9 million that was used in the three-month period ended March 31, 2005. Financing activities for the three-month period ended March 31, 2006 largely consisted of equity proceeds on the exercise of common stock options ($0.7 million), financing of certain equipment ($0.3 million)  and installment payments on debt and capital lease obligations ($0.8 million). Financing activities for the three-month period ended March 31, 2005 largely consisted of prepayments of short and long-term debts secured by mortgages on Sturlugata 8 ($38.6 million), refinancing of the mortgage on our Woodridge, IL facility ($4.0 million) and other debt service ($1.3 million).

Contractual Commitments and Off-Balance Sheet Arrangements.  The following summarizes our contractual obligations (using interest and exchange rates as of March 31, 2006) at March 31, 2006,and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
3.5% senior convertible notes, including interest	$178,875	$5,250	$10,500	$10,500	$152,625
Long-term debt, including interest	6,798	907	5,826	66	—
Capital lease obligations, including interest	1,919	978	936	5	—
Operating leases	64,588	5,084	9,552	9,143	40,808
	$252,180	$12,219	$26,813	$19,714	$193,433

Under the terms of certain technology licensing agreements, we are obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $6,000,000, of which we believe $1.0 million may be incurred in the second quarter of 2006, with the timing of the payments for the remainder not determinable at the current time. These potential payments are not included in the above table.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS
THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only expectations. We cannot assure you that our expectations and assumptions will prove to be correct. We do not intend to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise, except to the extent that the reports we are required to file under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contain such updates or revisions. Actual events or results may differ materially from the forward-looking statements due to a number of factors, including. but not limited to, those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 as updated by Item A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in the reports we file under the Exchange Act.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.4 million decrease in the fair value of our investments as of March 31, 2006. Due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on our Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in March 2006, the market value of the Convertible Notes was $129.2 million on March 31, 2006.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the Icelandic krona against the US dollar would result in a loss of approximately $0.1 million on our Icelandic krona denominated assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments and may continue to do so.

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

b) Changes in Internal Controls. We are continuously seeking to improve the efficiency and effectiveness of our internal controls. This results in periodic refinements to internal control processes throughout the company. However, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A.   RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factors set forth below have been updated to provide data for and as of the quarter ended March 31, 2006.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $20.3 million and $16.9 million for the three months ended March 31, 2006 and 2005, respectively, and $62.8 million for the year ended December 31, 2005, and had an accumulated deficit of $470.5 million at March 31, 2006. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest partner, Roche, accounted for approximately 26% and 29% of our consolidated revenue in the three months ended March 31, 2006 and 2005, respectively. Revenue under our alliances with Merck accounted for approximately 0% and 21% of our consolidated revenue in the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006 and 2005, divisions of the NIH represented 22% and 9% of our consolidated revenue, respectively. Work under the Merck obesity agreement and the Roche 2002 agreement has been substantially completed, and this may significantly lower our revenues and affect the resources available to support our drug discovery programs, which will increase our need for additional funding.

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

Dated: May 10, 2006
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