Form 10-Q
period 2006-06-30
DECODE GENETICS INC
filed 2006-08-09
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2006

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

  Yes ☐   No  ☒

The aggregate number of shares of the registrant’s common stock outstanding on July 31, 2006 was 55,519,704 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

deCODE genetics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,677	$65,943
Investments	87,836	89,611
Receivables	5,796	7,856
Other current assets	8,218	3,541
Total current assets	129,527	166,951
Property and equipment, net	22,708	24,500
Goodwill	10,054	8,863
Other long-term assets and deferred charges	9,774	6,444
Total assets	$172,063	$206,758
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,201	$4,732
Accrued expenses and other current liabilities	10,450	12,823
Current portion of capital lease obligations	518	1,313
Current portion of long-term debt	585	550
Deferred revenue	5,525	6,105
Total current liabilities	21,279	25,523
Capital lease obligations, net of current portion	701	1,046
Long-term debt, net of current portion	156,126	155,653
Deferred gain on sale-leaseback	26,685	27,654
Deferred revenue	6,219	6,219
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 55,536,343 and 55,516,843, respectively, at June 30, 2006; and 54,762,095 and 54,742,595 shares, respectively, at December 31, 2005	56	55
Additional paid-in capital	452,897	444,401
Notes receivable	(2,814)	(2,898)
Deferred compensation	—	(418)
Accumulated deficit	(488,831)	(450,215)
Accumulated other comprehensive income	(132)	(139)
Treasury stock, 19,500 shares stated at cost	(123)	(123)
Total stockholders’ deficit	(38,947)	(9,337)
Total liabilities and stockholders’ deficit	$172,063	$206,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

 deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, exept per share amounts)
REVENUE	$10,360	$11,437	$20,493	$20,960
OPERATING EXPENSES
Cost of revenue	10,459	8,597	20,309	17,737
Research and development—proprietary programs	13,207	11,001	28,724	19,276
Selling, general and administrative	4,392	4,694	9,659	8,852
Total operating expenses	28,058	24,292	58,692	45,865
Operating loss	(17,698)	(12,855)	(38,199)	(24,905)
Interest income	1,336	1,533	3,048	2,653
Interest expense	(1,691)	(1,700)	(3,407)	(4,089)
Other non-operating income and (expense), net	(290)	(310)	(58)	(3,927)
Net loss	$(18,343)	$(13,332)	$(38,616)	$(30,268)
Basic and diluted net loss per share	$(0.34)	$(0.25)	$(0.71)	$(0.56)
Shares used in computing basic and diluted net loss per share	54,746	53,664	54,664	53,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,616)	$(30,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,785	4,160
Stock-based compensation	2,050	74
Amortization of gain on sale-leaseback	(969)	(425)
Amortization of deferred financing costs	433	503
Gain on disposal of fixed assets	(734)	—
Charges for debt extinguishment	—	1,741
Foreign currency exchange loss on Icelandic krona denominated debt	(4)	257
Other	53	100
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables and other current assets	322	(2,571)
Accounts payable, accrued expenses and other current liabilities	(3,589)	(714)
Deferred research revenue	(2,792)	1,045
Net cash used in operating activities	(40,061)	(26,098)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(159,770)	(111,925)
Redemptions of investments	161,530	95,530
Purchase of property and equipment	(1,590)	(1,202)
Proceeds from sale of property and equipment	206	61,241
Purchase acquisition, net of cash acquired	1,270	—
Changes in restricted cash	—	6,000
Net cash provided by investing activities	1,646	49,644
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	778	78
Proceeds from debt financing	—	6,211
Proceeds from equipment financing	798	—
Repayment of notes receivable for common stock	89	37
Repayments of short term borrowings	(376)	(569)
Payments on line of credit	—	(4,500)
Repayments of debt and capital lease obligations	(1,140)	(47,881)
Net cash provided by (used in) financing activities	149	(46,624)
Net decrease in cash and cash equivalents	(38,266)	(23,078)
Cash and cash equivalents at beginning of period	65,943	70,238
Cash and cash equivalents at end of period	$27,677	$47,160
Supplemental cash flow information:
Cash paid for interest	$2,922	$3,744
Supplemental schedule of non-cash transactions:
Deferred gain on sale of property	$—	$29,048
Note receivable for sale of property	884	—

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

2.   Basis of Presentation

In the opinion of the deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2006, the results of operations for the three and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2005, which includes consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003.

3.   Revenue

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Research funding and other service fees	$5,445	$7,803	$10,913	$14,557
Milestone payments	101	234	299	582
Up-front, exclusivity, technology access, and technology development fees	500	1,000	1,000	2,038
Grant funding	3,939	2,003	6,926	2,891
Other	375	397	1,355	892
Total	$10,360	$11,437	$20,493	$20,960

Significant sources of our revenue as a percentage of consolidated revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Roche	27%	20%	26%	24%
Merck	—%	17%	—%	18%
National Institutes of Health (NIH)	35%	15%	30%	10%

4.   Research and Development — Proprietary Programs

deCODE’s research and development expenses consist of the costs of its own proprietary programs and consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Salaries and other personnel costs	$4,360	$4,383	$9,696	$8,327
Materials and supplies	1,170	1,250	2,759	2,196
Contractor services and other third party costs	5,140	3,378	10,966	5,064
Overhead expenses	1,251	1,208	2,823	2,032
Depreciation and amortization	891	782	1,763	1,657
Stock-based compensation	395	—	717	—
Total	$13,207	$11,001	$28,724	$19,276

In May 2006, deCODE entered into a strategic alliance with Illumina, Inc. (“Illumina”) to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs equally and split operating profits from the sale of diagnostic tests.

5.   Stock-Based Compensation

On January 1, 2006, deCODE adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Accordingly, prior periods have not been restated. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in deCODE’s consolidated statements of operations.

The following table summarizes stock-based compensation expense related to employee stock option and nonvested share awards under SFAS 123R for the three and six months ended June 30, 2006 which was included in the Condensed Consolidated Statements of Operations in the following captions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands)
Operating Expenses:
Cost of revenue	$143	$259
Research and development — proprietary programs	395	717
Selling, general and administrative expenses	483	968
Total	$1,021	$1,944

The adoption of SFAS 123R resulted in incremental stock-based compensation expense and increased deCODE’s net loss by $1,021,000 and $1,944,000 in the three and six-month periods ended June 30, 2006, respectively, resulting in a per share expense increase of $0.02 and $0.04 per share, respectively, for those periods. The adoption had no impact on cash flows from operating or financing activities.

The following table illustrates the pro forma effect on net loss and net loss per share had deCODE elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three and six-months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share amounts)
Net loss attributable to common stockholders — as reported	$(13,332)	$(30,268)
Add: Stock-based compensation expense included in reported net loss	26	74
Deduct: total stock-based compensation expense determined under fair value methods for all awards	(1,133)	(2,372)
Net loss — proforma	$(14,439)	$(32,566)

Basic and diluted net loss per share — as reported	$(0.25)	$(0.56)
Basic and diluted net loss per share — proforma	$(0.27)	$(0.61)

Equity Incentive Plans

In May 2006, deCODE adopted the deCODE genetics, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of up to 4,000,000 shares of common stock to employees, consultants and non-employee directors in the form of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights (SARs).

deCODE also maintains the deCODE genetics, Inc. 1996 and 2002 Equity Incentive Plans that provide for the grant for awards to employees, members of the Board of Directors, consultants and other advisors who are not employees. A total of 10,000,000 shares are reserved for grants of options and restricted stock under the terms of the 1996 and 2002 Equity Incentive Plans.

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

Options granted to date generally vest over a period of four years, generally have a maximum term of 10 years, and may contain early-exercise provisions allowing for company-provided financing of the exercise price. As of June 30, 2006, 4,460,855 shares were available for grant.

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2006	4,702,702	$8.38
Granted	561,167	8.60
Exercised	(132,857)	5.89
Forfeited/cancelled	(364,811)	9.76
Outstanding at June 30, 2006	4,766,201	8.37	7.33	$(10,383)
Exercisable at June 30, 2006	3,109,047	$8.27	6.62	$(6,480)

The aggregate intrinsic value in the table above represents the total intrinsic value, based on deCODE’s common stock closing price of $6.19 as of June 30, 2006, which would have been received by the option  holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 473,628.

The weighted average grant date fair value of options, as determined under SFAS 123R and SFAS 123, granted during the three and six-month periods ended June 30, 2006 was $4.23 and $5.22, per share respectively, and $4.76 and $4.76 per share during the three and six-month periods ended June 30, 2005, respectively. The total intrinsic value of options exercised during the three and six-month periods ended June 30, 2006 was $72,000 and $409,000, respectively and during the three and six-month periods ended June 30, 2005 was approximately $150,000 and $183,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 and 2005 was $778,000 and $78,000, respectively. The total fair value of shares vested during the three and six months ended June 30, 2006 was $636,000 and $1,429,000, respectively.

At June 30, 2006, deCODE’s future compensation cost related to nonvested stock options is $7,761,000, which will be recognized over the weighted average remaining vesting period of 2.01 years.

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

Six Months Ended June 30, 2006
Dividend yield	—
Expected volatility	66.20% to 68.24%
Expected term (in years)	5.11
Risk-free interest rate	4.57% to 5.21%

Stock-based compensation expense is recognized in the consolidated statement of operations on a straight-line basis based on awards ultimately expected to vest. deCODE has calculated stock-based compensation using an estimated forfeiture rate of 5.60%. To the extent the actual forfeiture rate differs materially from this estimate the expense will be adjusted.

Restricted Stock

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. In 2006 and 2005, deCODE granted 7,588 and 57,944 restricted shares, respectively, and recognized stock-based compensation expense related to these restricted shares of $53,000 and $106,000 during the three and six-months ended June 30, 2006, respectively, and $0 and $0 during the three and six-months ended June 30, 2005, respectively. During the three and six-month periods ended June 30, 2006 deCODE received $37,000 and $89,000, respectively, and during the three and six-months ended June 30, 2005, deCODE received $37,000 and $37,000, respectively, related to the payment of notes receivable in connection with share-based payment arrangements.

The following table represents restricted stock activity for the six months ended June 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	51,987	$9.31
Granted	7,588	7.38
Vested	(3,884)	7.21
Forfeited/cancelled	—	—
Unvested at June 30, 2006	55,691	$9.19

At June 30, 2006, there was $368,000 of total unrecognized compensation cost related to restricted stock to be recognized over a weighted average remaining period of 2.0 years. The total fair value of shares vested during the three and six-months ended June 30, 2006 was $14,000 and $28,000, respectively.

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

Diluted net loss per share does not differ from basic net loss per share in all periods presented as potential common shares are antidilutive for all such periods and are, therefore, excluded from the calculation. Potential common shares excluded from the calculation of diluted net loss per share were:

	June 30, 2006	June 30, 2005
Warrants to purchase shares of common stock	2,385,022	2,779,873
Options to purchase shares of common stock	4,766,201	4,351,542
Restricted shares with an associated outstanding non-recourse promissory note	746,291	1,175,623
Convertible shares issuable upon conversion of 3.5% senior convertible notes	10,714,286	10,714,286
Total	18,611,800	19,021,324

7.   Comprehensive Loss

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income include foreign currency translation adjustments and unrealized gains and losses associated with investments. The following table presents the calculation of comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(18,343)	$(13,332)	$(38,616)	$(30,268)
Other comprehensive income (loss)
Foreign currency translation	13	1	21	1
Unrealized gain (loss) associated with investments	6	(292)	(15)	(371)
Total comprehensive loss	$(18,324)	$(13,623)	$(38,610)	$(30,638)

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

Investments as of June 30, 2006 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Auction rate securities	$64,000	$64,000
US government debt securities	15,000	14,836
Municipal bonds	4,000	4,000
Corporate bonds	5,000	5,000
	$88,000	$87,836

Gross unrealized holding gains and gross unrealized holding losses at June 30, 2006 were $0 and $164,000, respectively, and at June 30, 2005 were $200,000 and $546,000, respectively, and are included in accumulated other comprehensive income.

9.   Acquisition of UVS

On January 17, 2006, deCODE acquired 100% of the outstanding shares of Urdur Verandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. deCODE paid gross consideration of $6,137,000 including 635,006 shares of deCODE common stock valued at $6,082,000 (based upon the average closing price of deCODE common stock two days before and after the acquisition date) and approximately $55,000 for acquisition related costs. As part of the transaction, deCODE acquired research rights for blood and tissue samples and clinical data for various types of cancers which deCODE has added to its samples for research and development purposes. deCODE has included the results of operations of the acquired entity in deCODE’s consolidated statements of operations from the date of acquisition. Because the activity from the beginning of the period to the acquisition date was not material, no pro-forma information is presented.

The purchase price was allocated to the estimated fair value of the acquired tangible and intangible assets and assumed liabilities as follows (amounts in thousands):

Cash	$1,270
Net liabilities acquired	(719)
Goodwill	1,191
Identifiable intangible assets	4,395
$6,137

The purchase price was allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired amounted to $1,191,000, which was allocated to goodwill. Under Icelandic tax law goodwill is not deductible for tax purposes.

The identifiable intangible assets acquired consist of the exclusive rights to perform research on blood and tissue samples and related clinical data which were valued at $4,395,000 and will be amortized over a period of 15 years, the estimated useful life of the assets.

10.   Long-Term Debt

In March 2005, deCODE executed a refinancing of its mortgage with a financial institution for its Woodridge, IL facility. The refinanced balance of $6,211,000 carries an interest rate of three-month LIBOR + 2.25% (7.25% at June 30, 2006), payable in monthly principal installments of $26,000 plus interest for two years and six months with a final payment of $5,378,000 due in September 2007.

11.   Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

12.   Subsequent Event

In July 2006 deCODE completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share for aggregate net proceeds, after costs of the transaction, of $27.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We believe that deCODE’s advantage derives from our population approach to human genetics and the ability to apply this approach across the drug development process. In Iceland, we have comprehensive population resources that enable our scientists to efficiently conduct genome- and population-wide scans to identify key genes and gene variations contributing to common diseases. The proteins encoded by these genes, and other proteins with which they interact in the disease pathway, offer drug targets that we believe are directly involved in the onset and progression of disease. Small-molecule drugs that target these proteins may therefore represent a direct means of modulating the onset or progression of the disease. Our approach also enables us to apply our gene discoveries to develop DNA-based diagnostic tests. We believe that such tests have significant medical and commercial potential, offering a means of gauging individual risk of common diseases, informing more effective prevention strategies, and identifying patients who may derive particular benefit from our drugs — which are aimed at counteracting the biological effects of the same at-risk gene variants.

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

We derive revenues primarily from research funding and other fees from our service customers and collaborative partners and also various research grants. Milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute much of the rest of our revenues. While we are entitled to royalties or profit-sharing under the terms of some of our agreements, due to the extended time period for the development and commercialization of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts and do not expect to do so for several years, if at all. Our expenses consist primarily of research and development expenses such as, salaries and related employee costs, materials and supplies, and contractor services.

We believe that our ongoing work in genetics and advancing our drug development programs, particularly the conduct of clinical trials on a growing number of our compounds, will require significant and increasing expenditures. In the first half of 2006, we began enrollment for a Phase III trial for DG031, our lead developmental compound for the prevention of heart attack and stroke; completed our Phase I dose-ranging, pharmacokinetics (PK) and safety clinical program for DG041, our developmental compound for peripheral artery disease (PAD), and initiated a Phase IIa trial; and we concluded our Phase II trial of Cephalon’s developmental compound CEP-1347 in asthma. We also advanced our pre-clinical work on our follow-on compound in heart attack, DG051, and filed an IND in late June. We expect to begin a Phase I trial in the third quarter of this year.  We are also working on several other preclinical programs for stroke, inflammation, obesity, and pain among others.  We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At June 30, 2006, we had $115.5 million in cash, cash equivalents and investments and as we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing. In July 2006 we completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share, for aggregate net proceeds, after costs of the transaction, of $27.8 million. Our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that more favorable conditions in those markets will present opportunities for us, while downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms.

The difficulties facing the pharmaceutical industry present for us both near-term challenges and significant longer-term opportunities. One of the main issues confronting big pharmaceutical companies is their lack of promising new drugs to treat major indications. As many leading brand-name drugs come off patent and face generic competition, developing successful new medicines will become critical for filling the gap. In the short term, the pressures on pharmaceutical companies may be reflected in their research and development spending, making it more difficult for us to sign corporate alliances with significant up-front funding, or lengthening the time required to negotiate such deals. We believe that in the medium to longer term, however, companies such as ours may be well positioned to play an important role in filling the gap in the pipeline of new drugs, either alone or as partners of pharmaceutical companies. Our partnerships demonstrate that the industry is already investing in the development of new therapeutics based on our approach.

Research and Development Programs

The following is a summary of the development of our drug candidates in late pre-clinical or clinical development. Because of uncertainties involved in the drug development process, the actual timing for the events described below may differ materially from that provided in this summary.

•       Our most advanced developmental compound is DG031 for the prevention of heart attack and stroke. Under a Special Protocol Assessment with the FDA, we finalized the protocol for a Phase III outcome trial (LTCAD Study) for DG031 and began the Phase III trial in May 2006.  The trial will examine the long-term effects of DG031 in reducing the risk of acute cardiovascular events by its impact on the production of leukotreine B4 (LTB4), a potent modulator of inflammation, the production of which is up-regulated by gene variants we have linked to increased risk for heart attack. This is a mechanism discovered through our gene discovery work and validated in many populations.  We have enriched this trial by initially focusing on those patients who are at highest risk through this pathway—African Americans who carry an at risk variant of the gene encoding leukotreine A4 Hydrolase (LTA4H) and who have had a previous heart attack.

•       DG041 is our lead compound for the treatment of atherosclerosis of the extremities, or peripheral artery disease (PAD). DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of developing the disease. In early 2006, we concluded the Phase I clinical program for DG041. Nearly 200 healthy subjects were exposed to DG041 in these studies. The results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied, and that DG041 can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. In the second quarter of 2006, we began a Phase IIa clinical trial that will examine the effect of DG041 on certain plasma biomarkers.

•       In asthma, we have conducted a Phase II trial, working with Cephalon on their compound CEP-1347, which was originally developed for treatment of Parkinson’s disease. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma. In the Phase IIa trial we found that the compound had a dose-related effect on both lung function and biomarkers associated with lung inflammation and severity of disease in patients with asthma who were already being treated with inhaled coriticosteriods and long-acting beta agonist (LABA).

•       As a follow-on to DG031, we are developing DG051, an inhibitor of the enzyme LTA4H, which is directly involved in the synthesis of LTB4. Like DG031, DG051aims to prevent heart attack and stroke by decreasing the production of leukotriene B4 (LTB4). DG051 appears to provide potent inhibition of LTB4 production, is orally bioavailable, has potential for once-daily dosing and with minimal potential for drug-interaction. We filed an IND on DG051 during the second quarter of 2006, and expect to begin a Phase I clinical trial in the third quarter of this year.

•       Our drug discovery group is also working on pre-clinical programs in obesity, pain, inflammation and stroke, among other indications. We are pursuing a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche and working on identifying and advancing a lead pre-clinical compound.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $24.4 million, $13.6 million, $7.3 million and $7.9 million in our heart attack (myocardial Infarction, or MI), PAD, stroke and asthma programs, respectively, from the beginning of 2003 to date. Inception to-date costs are not available as these costs were not historically tracked by program.

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

Acquisitions, Joint Development Programs and In-licensing

As part of our business strategy, we continue to consider joint development programs and merger and acquisition opportunities that may provide us with products in late-stage development, intellectual property or financial resources or with capabilities that will help accelerate our downstream drug discovery efforts.

UVS.  In January 2006, we acquired all of the outstanding shares of Urdur Verdandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. As consideration for the purchase, we issued 635,006 shares of deCODE common stock valued at $6,082,000 to IGC. This acquisition will allow us to broaden our cancer program by applying our gene discovery and drug development efforts to a larger set of population resources.

Illumina.  In May 2006, we entered into a strategic alliance with Illumina, Inc. (“Illumina”) to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs equally and split operating profits from the sales of diagnostic tests. Our initial focus will be developing diagnostics for heart attack, breast cancer and Type 2 diabetes. Also as part of the agreement, we will install Illumina’s SNP genotyping platform, enabling us to expand our contract genotyping business to offer Illumina’s platform and assay technologies together with our proprietary analytical services for customers. We intend to utilize the Illumina platform to carry-out high-density, whole-genome studies utilizing our comprehensive population genetics resources in Iceland.

In certain programs we have taken advantage of the fact that drug targets we have identified through our genetics research have already been employed by other companies to make developmental compounds for other indications. By licensing these compounds or entering into co-development arrangements we have been able to leapfrog over several years of drug discovery, entering directly into Phase II clinical trials. We are conducting a Phase III clinical trial for DG031, our lead developmental compound for the prevention of heart attack and stroke, which we licensed from Bayer HealthCare AG and which was initially developed for asthma. We also recently concluded a Phase II trial in asthma, working with Cephalon on CEP-1347, on a compound they originally developed for Parkinson’s disease. We continue to investigate additional such possibilities for the in-licensing or co-development of promising existing compounds that may effectively act against targets we have identified through our gene discovery work.

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (SFAS 123R), a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), which requires that all share-based payments to employees and directors, including grants of stock options be recognized in the income statement based on their fair values. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows. On January 1, 2006, we adopted SFAS 123R using the modified prospective method of adoption as permitted under SFAS 123R which requires that compensation expense be recorded for all nonvested stock options and other stock-based awards as of the beginning of the first quarter of adoption. In accordance with the modified prospective method, no prior period amounts have been restated to reflect the provisions of SFAS 123R.

Prior to the adoption of SFAS 123R, in accordance with the provisions of SFAS 123, we elected to follow APB 25, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, in accounting for our employee stock-based plans. Under APB 25, if the exercise price of deCODE’s employee stock options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized. However, as required by SFAS 123, the pro forma impact of expensing the fair value of our stock option awards and employee stock purchase plan was disclosed in the notes to our condensed consolidated financial statements.

In connection with our adoption of SFAS 123R, we refined our valuation assumptions and the methodologies used to derive those assumptions; however, we elected to continue using the Black-Scholes option valuation model. Concurrent with our adoption of SFAS 123R, we determined that historical volatility of deCODE’s stock would be the best measure of market conditions and expected volatility. We estimate the weighted-average expected life of our stock-option awards based on historical cancellation and exercise data related to our stock-based awards as well as the contractual term and vesting terms of the awards. We allocate stock-based compensation expense using a straight-line expense attribution approach. Stock-based compensation expense related to stock options is recognized net of estimated forfeitures. We estimated forfeitures based on our historical experience.

During the three and six-months ended June 30, 2006, we recognized stock-based compensation expense of $1.0 million and $1.9 million, or $0.02 and $0.04 per share, respectively. As of June 30, 2006, we had unrecognized stock-based compensation of $7.8 million related to nonvested stock options awards, which is expected to be recognized over an estimated weighted average period of 2.01 years.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2006 and 2005

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the timing and composition of funding under our various collaborative agreements, as well as the progress of our own research and development efforts including, those carried out under research grants. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct preclinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

Financial highlights as of and for the three and six-month periods ended June 30, 2006 include:

•       At June 30, 2006, we had $115.5 million in cash and investments compared to $155.6 million at December 31, 2005. The net utilization of our cash and investments in the first half of 2006 reflects principally the costs associated with the advancement of our drug development programs as reflected in the $40.1 million of cash we used in operating activities.

•       In July 2006 we completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share for aggregate net proceeds, after costs of the transaction, of $27.8 million.

•       Research and development expense for proprietary programs was $13.2 million and $28.7 million for the three and six-month periods ended June 30, 2006, respectively, as compared to $11.0 million and $19.3 million for the three and six-month periods ended June 30, 2005. The increase in our research and development expenses for proprietary programs is the result of costs associated with the advancement of our lead drug discovery and development programs. In May 2006, we began a Phase III clinical trial for DG031 our lead developmental compound for the prevention of heart attack. In 2006 we also began a Phase IIa trial for DG041, our developmental compound in Peripheral Artery Disease, filed an IND on DG051, and carried out a Phase II trial in asthma for Cephalon’s CEP-1347.

•       Our revenue was $10.4 million and $20.5 million for the three and six-month periods ended June 30, 2006, respectively, as compared to $11.4 million and $21.0 million for the three and six-month periods ended June 30, 2005 respectively. Revenue for the periods presented generally reflects our strategic focus on proprietary drug discovery and development.

Revenue.  Revenue for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months		2006 as Compared to 2005
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Revenue	$10,360	$11,437	$20,493	$20,960	$(1,077)	(9)%	$(467)	(2)%

Our business strategy is focused on turning our discoveries into new drugs for the treatment of common diseases. At the same time, we leverage our capabilities to generate revenue through corporate alliances, through service contracts and through research grants. In the majority of our programs we are pursuing drug development on our own. In certain others, we have formed alliances with pharmaceutical and biotechnology firms through which we can cover some of the cost of conducting basic research and spread the risk and investment involved in product development. Increasingly, we have also sought and received research grant funding. We have entered into research, development, commercialization, and fee for service alliances and contracts across our business. Depending on the nature of each prospective business opportunity, the key components of the commercial terms of such arrangements typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; fees for particular services; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

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

In November 2004, we signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of the end of June 30, 2006, we have received $4.0 million of research funding. We will share drug discovery and clinical trials costs under this new agreement, and we may receive an additional $2.0 million of research funding over the remaining term of the agreement as well as milestone payments and royalties based on drug sales.

Diagnostics.  In June 2001, we signed a five-year alliance with Roche’s diagnostics division and through June 2006 we collaborated to develop and market DNA-based diagnostics for major diseases.  During the term of the alliance, which has now expired, we received $44.3 million in research funding, up-front fees and milestone payments under the agreement and we may receive additional milestone payments upon the achievement of research and development milestones by Roche and royalties on the sales of diagnostic products developed by Roche.

Revenues recognized and costs incurred in connection with these collaborations with Roche are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions, except %)
Revenue	$2.8	$2.3	$5.4	$5.0
Revenue as a percentage of consolidated revenue	27%	20%	26%	24%
Cost of revenue	$3.2	$1.3	$6.1	$5.0

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

Revenues recognized and costs incurred in connection with this collaboration with Merck are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions, except %)
Revenue	$—	$1.8	$—	$3.6
Revenue as a percentage of consolidated revenue	-%	16%	-%	17%
Cost of revenue	$—	$1.0	$—	$2.1

Information-Rich Clinical Trials.   In February 2004, we entered into an agreement with Merck which provides that we will conduct information-rich clinical trials on a range of Merck’s developmental compounds that Merck selects for inclusion in the program. The term of the alliance is seven years, subject to termination by Merck after five years. The collaboration involved three agreements: (a) a License and Research Collaboration Agreement; (b) a Stock and Warrant Purchase Agreement; and (c) a Warrant Agreement. Under the terms of the License and Research Collaboration Agreement, we will receive royalties on sales of drugs and diagnostics developed as part of the alliance, will receive milestone payments as compounds or pharmacogenomic tests reach the market, will receive research funding for the clinical development of compounds and pharmacogenomic analysis, and received a one-time technology access fee of $10.0 million. A contingency clause on the technology access fee provides that if we reject the first two non-exclusive development compounds that Merck presents to the collaboration, then Merck has the right to request a refund of $2,500,000 of the technology access fee. The remaining amount of the technology access fee is non-refundable. To date, Merck has not selected any compounds for development under the agreement.

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

National Institute of Allergy and Infectious Diseases (NIAID).   In September 2004, we were awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, we are applying our population approach to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases.  We may receive $16.6 million in additional research funding over the remaining term of the agreement.

Revenues recognized and costs incurred related to work performed under contracts and on which we receive research grants from the NIH are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In millions, except %)
Revenue	$3.7	$1.7	$6.2	$2.2
Revenue as a percentage of consolidated revenue	35%	15%	30%	10%
Cost of revenue	$3.7	$1.7	$6.2	$2.2

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Research funding and other service fees	$5,445	$7,803	$10,913	$14,557
Milestone payments	101	234	299	582
Up-front, exclusivity, technology access, and technology development fees	500	1,000	1,000	2,038
Grant funding	3,939	2,003	6,926	2,891
Other	375	397	1,355	892
Total	$10,360	$11,437	$20,493	$20,960

Revenue for the periods presented generally reflects our strategic focus on proprietary drug discovery and development. Specifically, the decrease in revenue for the three and six-month periods ended June 30, 2006 as compared to the same periods in 2005, is primarily due to the completion of research funding under the 2002 agreement with Roche and the Merck obesity research program, offset by an increase in grant monies earned from research grants with NIH and EC, contract service fees and the addition of the Roche alliance to co-develop inhibitors of PDE4D. Further, in the six-month period ended June 30, 2006 we sold technology and related rights to our Drug Advice Expert (DAX) software for $0.5 million. We expect that our revenues will fluctuate from quarter to quarter and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between quarters.

Cost of Revenue.   Cost of revenue, which includes costs incurred in connection with collaborative programs and research grants, for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months		2006 as Compared to 2005
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of Revenue	$10,459	$8,597	$20,309	$17,737	$1,862	22%	$2,572	15%

Our cost of revenue consists of the costs of services provided to customers, collaborators and under research contracts and grants, including the entirety of the costs incurred in connection with programs that have been partnered and on which we receive research funding and that are performed under research contracts and grants. At times, we invested in addition to costs covered by research funding received in such collaborative programs and in addition to monies received under research contracts and grants. Our cost of revenue for the three and six-month periods ended June 30, 2006 as compared to the comparative periods in 2005 increased largely on account of increased research contract and grant activities ($2.0 million and $4.5 million, respectively), but also with the culmination of our responsibilities under the diagnostics collaboration with Roche.

Our cost of revenue, including costs incurred in connection with collaborative programs in the three and six-month periods ended June 30, 2006 as compared to the three and six-month periods ended June 30, 2005 principally reflect more chemicals and consumables ($1.1 million, and $1.7 million, respectively) and an increase in salaries and related costs ($0.7 million and $0.5 million, respectively). Also, our cost of revenue, including costs incurred in connection with collaborative programs in the three and six-month periods ended June 30, 2006 now include stock-based compensation expense related to our adoption of SFAS 123R ($0.1 million and $0.3 million, respectively).  Further, due to the sale-and-leaseback of our facilities in Reykjavik, Iceland, our rent expense has increased, which will be offset by the deferred gain on the sale-and-leaseback that is being amortized over the term of the lease and also resulted in a decrease in our depreciation expense for the three and six-month periods ended June 30, 2006 as compared to the three and six-month periods ended June 30, 2005 ($0.1 million and $0.5 million, respectively).

Research and Development—Proprietary Programs.   Research and development for proprietary programs for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months		2006 as Compared to 2005
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and Development — Proprietary Programs	$13,207	$11,001	$28,724	$19,276	$2,206	20%	$9,448	49%

The increase in our research and development expenses in proprietary programs results from our emphasis on and increasing expenditures in product development, including pre-clinical and clinical work on our lead drug discovery and development programs. Importantly, in May 2006 we began a Phase III clinical trial for DG031 our lead developmental compound for the prevention of heart attack. In 2006, we also initiated a Phase IIa trial for DG041, our developmental compound in Peripheral Artery Disease and we conducted a Phase II trial in asthma for a compound developed by Cephalon.  Further, we filed an IND on our compound to inhibit the LTA4 hydrolase (DG051), and we continue a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche as well as are working on pre-clinical programs in stroke, inflammation, obesity and pain, among other indications.  Based upon the range of our current research and development activities, we currently anticipate that our overall investment in research and development in 2006 will be in the range of $65 to $70 million.

Our research and development expenses for the three and six-month periods ended June 30, 2006 and 2005 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Salaries and other personnel costs	$4,360	$4,383	$9,696	$8,327
Materials and supplies	1,170	1,250	2,759	2,196
Contractor services and other third party costs	5,140	3,378	10,966	5,064
Overhead expenses.	1,251	1,208	2,823	2,032
Depreciation and amortization	891	782	1,763	1,657
Stock-based compensation	395	—	717	—
Total	$13,207	$11,001	$28,724	$19,276

Increases in the research and development costs of our proprietary programs (e.g., contractor services and other third party costs, salaries and related costs, and usage of materials and supplies) will likely continue, particularly as we advance our clinical development and proprietary drug development programs. Further, in 2006, we have granted salary increases to our personnel and during 2005 added clinical development executives to our staff, which will contribute to future increases in our research and development costs for proprietary programs. Our cost of research and development for proprietary programs in the three and six-month period ended June 30, 2006 also includes stock-based compensation expense related to our adoption of SFAS 123R. Our overhead expense, consisting primarily of rent, has increased due to the sale-and-leaseback of our facilities in Reykjavik, Iceland. This increase in rent is offset by the deferred gain on the sale-and-leaseback of the facilities that is being amortized over the term of the lease.

Selling, General and Administrative Expense.   Selling, general and administrative expense for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months		2006 as Compared to 2005
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, General and Administrative	$4,392	$4,694	$9,659	$8,852	$(302)	(6)%	$807	9%

Our selling, general and administrative expenses have decreased overall for the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005 while showing an increase for the six-month period ended June 30, 2006 as compared to the same period last year. Salaries and related costs were approximately the same in the three-month periods ended June 30, 2006 and 2005 but were higher in the six-month period ended June 30, 2006 as compared to the corresponding period in 2005 ($0.4 million) while legal expenses were approximately the same in the six-month periods ended June 30, 2006 and 2005 but lower ($0.3 million) in the three-month period ended June 30, 2006 as compared to the same period in 2005. Further, our selling, general and administrative expenses for the three and six-month periods indeed June 30, 2006 include a $0.8 million gain on the sale of property.  Our selling, general and administrative expense in the three and six-month periods ended June 30, 2006 now also include stock-based compensation expense related to our adoption of SFAS 123R ($0.5 million and $0.9 million, respectively).  We generally grant annual salary increases to our personnel and have added significant new members to our Board of Directors which will increase our selling, general and administrative expenses.

Interest Income.   Interest income for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months		2006 as Compared to 2005
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest Income	$1,336	$1,533	$3,048	$2,653	$(197)	(13)%	$395	15%

Our interest income has decreased in the three-month period ended June 30, 2006 as compared to the same period in 2005 and  increased in the six-month period ended June 30, 2006 as compared to the same period in 2005.  Our interest income is a function of both the balance of our cash and investments (which have been declining as resources are deployed in operations) and the rate of return we are able to garner under our investment policy (which average rate of return has been increasing in 2005 and again in 2006). We expect to use our cash and investments principally for advancing our drug and clinical development programs. In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal while maximizing income we receive from our investments without significantly increasing risk. We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities, commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

Interest Expense.   Interest expense for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months		2006 as Compared to 2005
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest Expense	$1,691	$1,700	$3,407	$4,089	$(9)	(1)%	$(682)	(17)%

Our interest expense principally reflects interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004.

Other Non-Operating Income and Expense, Net.   Other non-operating income and expense for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months		2006 as Compared to 2005
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Other Non-Operating Income and (Expense), Net	$(290)	$(310)	$(58)	$(3,927)	$20	6%	$3,869	99%

Our other non-operating income and expense, net, consists principally of the net impact of foreign exchange in the three and six-month periods ended June 30, 2006. In the three and six-month periods ended June 30, 2005, these amounts also include realized gains and losses on derivative financial instruments as well as a loss on the early extinguishment of debt as a result of having prepaid the short and long-term debts that were secured by mortgages on Sturlugata 8 (3.1 million). Our losses on derivative financial instruments in the three and six-month periods ended June 30, 2005 ($0.1 million and $0.2 million, respectively) result from three forward foreign currency exchange options we entered into as economic hedges against foreign exchange rate fluctuations that we expected may occur on our ISK-denominated operating expenses but that did not qualify for hedge accounting.

Net Loss and Basic and Diluted Net Loss Per Share.   Net loss and basic and diluted net loss per share for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	For the Three Months		For the Six Months		2006 as Compared to 2005
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Net loss	$(18,343)	$(13,332)	$(38,616)	$(30,268)	$(5,011)	(38)%	$(8,348)	(28)%
Basic and diluted net loss Per share	$(0.34)	$(0.25)	$(0.71)	$(0.56)	$(0.09)	(36)%	$(0.15)	(27)%

Net loss and basic and diluted net loss per share both increased in the three and six-month periods ended June 30, 2006 as compared to the three and six-month periods ended June 30, 2005, principally on account of increased research and development costs related to the advancement of our drug discovery and development programs, but also for all the reasons more fully discussed above, including stock-based compensation expense related to our adoption of SFAS 123R.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($848.1 million from the beginning of 1999 to-date). Future funding under terms of our existing agreements is approximately $38.8 million excluding milestone payments and royalties that we may earn under such collaborations.

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

In December 2005, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale from time to time of debt and equity securities either individually or in units, in one or more offerings, with a total value of up to $100 million. In July 2006 we completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share for aggregate net proceeds, after costs of the transaction, of $27.8 million.

At June 30, 2006, we had $115.5 million of cash, cash equivalents and investments.  Based upon the range of our current activities, taking into account proceeds from the July 2006 equity issuance but without taking into account cash from any new alliances, milestone payments, significant financing or other activities, we currently anticipate that our overall net use of cash resources in 2006 will be in the range of $60 to $65 million.  As we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing, such as further public or private equity offerings, additional debt financing, other forms of financing or added collaborations and licensing arrangements. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	For the Six Month Periods Ended June 30,
	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities	$(40,061)	$(26,098)
Investing activities	1,646	49,644
Financing activities	149	(46,624)
Cash and cash equivalents, at end of period	27,677	47,160

Cash and Cash Equivalents.   At June 30, 2006, we had $27.7 million in cash and cash equivalents. Together with our investments at June 30, 2006 ($87.8 million), this balance has decreased $40.0 million from the close of the year-ended December 31, 2005, most significantly on account of costs associated with the advancement of our drug development programs.

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

At June 30, 2006, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.  At June 30, 2006, our investments are in auction rate securities, municipal bonds, US government securities and a corporate bond.

Operating Activities.   Net cash used in operating activities increased to $40.1 million for the six-month period ended June 30, 2006 as compared to $26.1 million having been used in the same period in 2005.  The increase in use of cash in operating activities is most importantly attributable to the significant research and development investments being made in advancing our drug and clinical development programs, as more fully described above.

Investing Activities.   Our investing activities have consisted principally of short-term investments in marketable securities (mainly auction rate securities and US government securities) and capital expenditures.  Additionally, in the six-months ended June 30, 2006, we purchased UVS and, in doing so, we acquired $1.3 million of cash to be used to fund the acquired liabilities of UVS.  Also, in the six-month period ended June 30, 2005, we completed the sale and leaseback of our Reykjavik, Iceland facilities at Sturlugata 8 and Krokhals 5D and 5E.

We principally made replacement capital expenditures during the six-month periods ended June 30, 2006 and 2005. In July 2006, we commenced installation of important new laboratory equipment from Illumina that may amount to more than $4.0 million and that we expect to finance over a period of three years.  Although we believe we will continue to make principally replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities.   Net cash of $0.1 million was provided by financing activities in the six-month period ended June 30, 2006, as compared to $46.6 million that was used in the six-month period ended June 30, 2005.  Financing activities for the six-month period ended June 30, 2006 largely consisted of equity proceeds on the exercise of common stock options ($0.8 million), financing of certain equipment ($0.8 million)  and installment payments on short term borrowings and debt and capital lease obligations ($1.5 million). Financing activities for the six-month period ended June 30, 2005 largely consisted of prepayments of short and long-term debts secured by mortgages on Sturlugata 8 and Krokhals 5D and 5E ($40.4 million), refinancing of the mortgage on our Woodridge, IL facility ($4.0 million) and other debt service ($1.3 million).

Contractual Commitments and Off-Balance Sheet Arrangements.   The following summarizes our contractual obligations (using interest and exchange rates as of June 30, 2006) at June 30, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (In thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$173,625	$5,250	$5,250	$5,250	$5,250	$152,625	$—
Long-term debt, including interest	7,402	1,078	5,839	272	213	—	—
Capital lease obligations, including interest	1,298	572	501	223	2	—	—
Operating leases	60,910	4,813	4,657	4,538	4,453	4,342	38,107
Total	$243,235	$11,713	$16,247	$10,283	$9,918	$156,967	$38,107

In addition to the amounts in the table above, deCODE has committed to the purchase of equipment from Illumina that may amount to over $4.0 million. We believe this equipment will be received in the third quarter of 2006 and we intend to finance this purchase over three years.

Under the terms of certain technology licensing agreements, we are obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of the payments not determinable at the current time. These potential payments are not included in the above table.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS
THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only expectations.  We cannot assure you that our expectations and assumptions will prove to be correct. We do not intend to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise, except to the extent that the reports we are required to file under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contain such updates or revisions. Actual events or results may differ materially from the forward-looking statements due to a number of factors, including but not limited to, those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 as updated by Item A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in the reports we file under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.4 million decrease in the fair value of our investments as of June 30, 2006. Due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on our Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in March 2006, the market value of the Convertible Notes was $115 million on June 30, 2006.

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

ITEM 1A. RISK FACTORS

While there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005,  the risk factors set forth below have been updated to provide information and data for and as of the quarter ended June 30, 2006.

Risks Related to Our Development of DG031

The Phase III clinical trial for DG031 will require the recruitment of patients based on ethnicity and haplotype status; if recruitment rates are lower than we expect, the trial may be delayed and our commercial prospects may be hurt.

In our Phase III clinical trial for DG031, we are testing the hypothesis whether African American patients who (a) carry the HapK haplotype in LTA4H and (b) have experienced a hospitalization and/or admission for procedures and testing for unstable angina or myocardial infarction will experience reduced rates of acute cardiovascular events when treated with DG031, as compared to placebo on top of concomitantly administered standard of care. In order to recruit a sufficient number of patients to obtain statistically significant evidence for the efficacy of DG031, we will require the participation of a large number of African American patients willing to be tested for haplotype status and to participate in the clinical trial for at least 12 months. Many factors outside our control may reduce the willingness of patients to be tested and participate in the clinical trial. If we fail to recruit a sufficient number of patients in a timely manner, the trial may be delayed or we may fail to show the efficacy of the drug. This may delay or prevent the marketing approval of DG031, which could adversely impact our financial results and commercial prospects.

We have only indirect evidence from biomarkers studies about the effectiveness of DG031 and this data may not be validated in the Phase III clinical trial.

The data collected during the Phase I and Phase II clinical trials for DG031, which is the basis for our continuing development of this drug, does not provide evidence of whether DG031 will prove to be an effective treatment to reduce the rate of acute cardiovascular events in the prospective treatment population. In order to prove or disprove the validity of our assumption about the efficacy of DG031, we must conduct the Phase III trial, which will be of at least 36 months duration from the recruitment of the first patient, although the time may vary due to unforeseen circumstances. Various factors that we do or do not control may cause the trial to be lengthier or costlier than anticipated. Until data from the trial can be collected and analyzed we will not know whether DG031 is an effective treatment and regulatory review by the United States Food and Drug Administration (FDA) will ultimately determine whether the drug gains marketing approval. The outcome of this process is uncertain and delays or failure to gain market approval could adversely impact our financial results and commercial prospects. Furthermore, even if the drug is approved for African American patients, there can be no assurance that it will ever be approved for a broader population.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $38.6 million and $30.3 million for the six months ended June 30, 2006 and 2005, respectively, and $62.8 million for the year ended December 31, 2005, and had an accumulated deficit of $488.8 million at June 30, 2006. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, from sales of Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and selling, general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate, or if the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

Risks Related to Our Business

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

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest partner, Roche, accounted for approximately 27% and 20% of our consolidated revenue in the three-months ended June 30, 2006 and 2005, respectively, and 26% and 24% of our consolidated revenue in the six-month periods ended June 30, 2006 and 2005, respectively. Revenue under our alliances with Merck accounted for approximately 0% and 17% of our consolidated revenue in the three-months ended June 30, 2006 and 2005, respectively, and 0% and 18% of our consolidated revenue in the six-months ended June 30, 2006 and 2005, respectively. During the three-months ended June 30, 2006 and 2005, divisions of the NIH represented 35% and 15% of our consolidated revenue, respectively, and 30% and 10% of our consolidated revenue in the six-months ended June 30, 2006 and 2005, respectively. Work under our agreement with Merck aimed at developing new treatments for obesity and our 2002 agreement with Roche has been substantially completed, and this may significantly lower our revenues and affect the resources available to support our drug discovery programs, which will increase our need for additional funding.

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

We have no experience in manufacturing products for commercial purposes and do not have manufacturing facilities that can produce sufficient quantities of drugs for large scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely on contract manufacturers for the production of products for development and commercial purposes. In order to conduct our Phase III clinical trial of DG031, we will have to contract with third parties to manufacture a sufficient supply of the drug for the trial and to produce tablets containing DG031 in amounts sufficient for the clinical trial. While we have signed contracts with suppliers for the production of DG031 material and tablets for the launch of our Phase III clinical trial and have received sufficient materials to initiate the trial we may fail to secure sufficient supply of the drug in a timely manner over the duration of the trial.

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

On June 30, 2006 we had $156.7 million of outstanding debt as reflected in our balance sheet. We may incur additional indebtedness in the future and our outstanding 3.5% Senior Convertible Notes (the “Notes”) do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We primarily expend or generate cash in U.S. dollars, our functional currency. We also publish our consolidated financial statements in U.S. dollars. Currency fluctuations can affect our financial results because a portion of our cash reserves, our debt and our operating costs are in Icelandic kronas. A fluctuation of the exchange rates of the Icelandic krona against the U.S. dollar can thus adversely affect the “buying power” of our cash reserves and revenues. Most of our long-term liabilities are U.S. dollar denominated. However, we may enter into hedging transactions if we have substantial foreign currency exposure in the future. We may have increased exposure as a result of investments, payments from collaborative partners or the decrease in value of Icelandic kronas.

Risks Related to Our Collaborative Relationships

If we are unable to form and maintain the collaborative relationships that our business strategy requires, our programs will suffer and we may not be able to develop products.

Our strategy for developing products and deriving revenues from them is dependent, in part, upon our ability to enter into collaborative arrangements with research collaborators, corporate partners and others. We may rely on these arrangements both to provide funding necessary to our product development and to obtain goods and services that we require for our product development. We do not have the capacity to conduct large scale Phase III clinical trials and will rely on partnerships or third party contractors to conduct our Phase III trials, including our Phase  III trial of DG031. We will rely on these third parties to provide us with clinical material for the trial and various services necessary to organize and conduct a multi-center, multinational study, as well as other goods and services. We have not entered into contracts for all goods and services required for the Phase III trial of DG031 at this time. Our arrangement for this and other Phase III trials will be subject to risks described below, with respect to our collaborative relationships.

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

We have formed, and may in the future form additional, collaborative relationships (including relationships with clinical research organizations to conduct clinical trials on our behalf) that will, in some cases, make us dependent on collaborators for the pre-clinical studies and/or clinical trials and for regulatory approval of any products that we are developing. Failure of such collaborators to perform under these agreements properly in a timely manner, or at all, may lead to delays in our product development. In addition, if participants in the trials conducted by our collaborators suffer personal injury or death as a result of actions of the collaborators, we could be held liable. In some cases, our agreements with collaborators typically allow them significant discretion in electing whether and how to pursue such activities. We cannot control the amount and timing of resources collaborators will devote to these programs or potential products. In addition, collaborative agreements may contain exclusivity provisions that may prevent us from working in a particular field or on a particular disease even when our collaborators elect not to pursue activities under the agreements.

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

Risks Related to Our Intellectual Property

Our patent applications covering DG041 and DG051 compounds that we are developing in our pain treatment program have not issued yet as patents.

The most important compounds that we have currently in pre-clinical and clinical development and which we have discovered are DG041, DG051 and compounds that we are developing in our pain treatment program. We have filed composition of matter type patent applications covering the compounds in the United States. However, these patent applications are in the early stages of patent prosecution before the United States Patent and Trademark Office (USPTO) and we have no certainty or indication from the USPTO that these patent applications will issue as patents. The USPTO is currently facing considerable backlog for examining pending patent applications so considerable time may elapse before we will have more certainty as to the patentability of the compounds. Should the USPTO ultimately reject our patent applications covering these compounds, or should others have filed or obtained issued patent covering the same, the value and potential of these programs for our business would be adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 9,2006, we held our annual meeting of stockholders. The results of the voting on the proposals submitted to the stockholders at this meeting were as follows:

1.  Election of two Class II Directors

NAME	FOR	WITHHELD
J. Neal Armstrong	39,653,086	892,545
James R. Beery	39,602,989	942,642

2.  Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006

FOR	AGAINST	ABSTAIN
40,450,936	51,403	43,293

3.  Approval of 2006 Equity Incentive Plan

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,070,727	4,608,285	101,890	19,764,730

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

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1*	2006 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 9, 2006

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

3.3	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1*	2006 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.