Form 10-Q/A
period 2006-06-30
DECODE GENETICS INC
filed 2006-08-14
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

 The aggregate number of shares of the registrant’s common stock outstanding on July 31, 2006 was 61,519,704 shares of common stock $.001 par value.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending the number of shares outstanding on the cover page to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 9, 2006 (the “Original Form 10-Q”).  Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of filing of the Original Form 10-Q.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following is a list of exhibits filed as part of this Amendment No. 1 on Form 10-Q/A.

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.  1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006

deCODE genetics, Inc.

	By:	/s/ KARI STEFANSSON
Kari Stefansson
Chairman, President,
and Chief Executive Officer