Form 10-Q
period 2006-09-30
DECODE GENETICS INC
filed 2006-11-08
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The aggregate number of shares of the registrant’s common stock outstanding on October 31, 2006 was 61,535,584 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,849	$65,943
Investments	99,982	89,611
Receivables	7,271	7,856
Other current assets	10,791	3,541
Total current assets	144,893	166,951
Property and equipment, net	25,546	24,500
Goodwill	10,055	8,863
Other long-term assets and deferred charges	9,057	6,444
Total assets	$189,551	$206,758
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,231	$4,732
Accrued expenses and other current liabilities	12,918	12,823
Current portion of capital lease obligations	2,063	1,313
Current portion of long-term debt	1,052	550
Deferred revenue	5,542	6,105
Total current liabilities	30,806	25,523
Capital lease obligations, net of current portion	4,033	1,046
Long-term debt, net of current portion	155,987	155,653
Deferred gain on sale-leaseback	26,200	27,654
Deferred revenue	6,219	6,219
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 61,528,063 at September 30, 2006; and 54,762,095 and 54,742,595 shares, respectively, at December 31, 2005	62	55
Additional paid-in capital	481,599	444,401
Notes receivable	(2,832)	(2,898)
Deferred compensation	—	(418)
Accumulated deficit	(512,463)	(450,215)
Accumulated other comprehensive income	(60)	(139)
Treasury stock, 0 and 19,500 shares stated at cost at September 30, 2006 and December 31, 2005, respectively	—	(123)
Total stockholders’ deficit	(33,694)	(9,337)
Total liabilities and stockholders’ deficit	$189,551	$206,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

REVENUE	$8,566	$13,197	$29,059	$34,157

OPERATING EXPENSES
Cost of revenue	11,357	9,149	31,666	27,082
Research and development—proprietary programs	14,178	10,989	42,902	30,069
Selling, general and administrative	6,938	4,840	16,597	13,692
Total operating expenses	32,473	24,978	91,165	70,843
Operating loss	(23,907)	(11,781)	(62,106)	(36,686)
Interest income	1,834	1,631	4,882	4,284
Interest expense	(1,728)	(1,686)	(5,135)	(5,775)
Other non-operating income and (expense), net	169	466	111	(3,461)
Net loss	$(23,632)	$(11,370)	$(62,248)	$(41,638)
Basic and diluted net loss per share	$(0.40)	$(0.21)	$(1.11)	$(0.78)
Shares used in computing basic and diluted net loss per share	59,616	53,741	56,333	53,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,248)	$(41,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,580	5,894
Stock-based compensation	3,138	129
Amortization of gain on sale-leaseback	(1,454)	(910)
Amortization of deferred financing costs	656	726
Gain on disposal of fixed assets	(739)	(3)
Charges for debt extinguishment	—	1,741
Other	—	11
Changes in operating assets and liabilities net of effect of acquisitions:
Receivables and other current assets	(4,144)	(3,085)
Accounts payable, accrued expenses and other current liabilities	3,909	(167)
Deferred revenue	(2,775)	(2,756)
Net cash used in operating activities	(58,077)	(40,058)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(236,870)	(183,140)
Sale of investments	226,570	165,430
Purchase of property and equipment	(5,919)	(2,516)
Proceeds from sale of property and equipment	623	62,452
Acquisition of UVS (Note 9), net of cash acquired	1,270	—
Changes in restricted cash	—	6,000
Net cash (used in) provided by investing activities	(14,326)	48,226
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	28,596	220
Repayment of notes receivable for common stock	99	172
Proceeds from equipment financing and debt refinancing	5,927	6,211
Proceeds from (repayments of) short term borrowings	493	(569)
Payments on line of credit	—	(4,500)
Repayments of debt and capital lease obligations	(1,842)	(48,443)
Net cash provided by (used in) financing activities	33,273	(46,909)
Effect of changes in exchange rate on Icelandic krona denominated debt	36	263
Net decrease in cash and cash equivalents	(39,094)	(38,478)
Cash and cash equivalents at beginning of period	65,943	70,238
Cash and cash equivalents at end of period	$26,849	$31,760
Supplemental cash flow information:
Cash paid for interest	$3,085	$3,876
Supplemental schedule of non-cash transactions:
Deferred gain on sale of property	$336	$29,048
Note receivable for sale of property	884	—

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

2.      Basis of Presentation

In the opinion of the deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2006, the results of operations for the three and nine-month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2005, which includes consolidated financial statements and notes thereto for the years ended December 31, 2005, 2004 and 2003.

3.      Revenue

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Research funding and other service fees	$4,096	$8,226	$15,009	$23,265
Milestone payments	215	434	514	932
Up-front, exclusivity, technology access, and technology development fees	—	2,000	1,000	4,038
Grant funding	3,878	1,908	10,804	4,799
Other	377	629	1,732	1,123
Total revenue	$8,566	$13,197	$29,059	$34,157

Significant sources of our revenue as a percentage of consolidated revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
F. Hoffmann-La Roche (Roche)	10%	17%	21%	21%
Merck and Co., Inc. (Merk)	—%	21%	—%	19%
National Institutes of Health (NIH)	40%	11%	32%	10%

4.      Research and Development – Proprietary Programs

deCODE’s research and development expenses consist of the costs of its own proprietary programs and consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Salaries and other personnel costs	$4,044	$4,139	$13,740	$12,269
Materials and supplies	2,006	970	4,765	3,167
Contractor services and other third party costs	5,758	4,009	16,724	9,073
Overhead expenses	1,086	1,153	3,909	3,185
Depreciation and amortization	885	685	2,648	2,342
Stock-based compensation	399	33	1,116	33
Total	$14,178	$10,989	$42,902	$30,069

In May 2006, deCODE entered into a strategic alliance with Illumina, Inc. (“Illumina”) to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs equally and split operating profits from the sale of diagnostic tests.

5.      Stock-Based Compensation

On January 1, 2006, deCODE adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. Accordingly, prior periods have not been restated. SFAS 123R requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in deCODE’s consolidated statements of operations.

The following table summarizes stock-based compensation expense related to employee stock option and nonvested share awards under SFAS 123R for the three and nine months ended September 30, 2006 which was included in the Condensed Consolidated Statements of Operations in the following captions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands)
Operating Expenses:
Cost of revenue	$179	$438
Research and development – proprietary programs	399	1,116
Selling, general and administrative	457	1,425
Total	$1,035	$2,979

The adoption of SFAS 123R resulted in incremental stock-based compensation expense and increased deCODE’s net loss by $1,035,000 and $2,979,000 in the three and nine-month periods ended September 30, 2006, respectively, resulting in a per share expense increase of $0.02 and $0.05 per share, respectively, for those periods. The adoption had no impact on cash flows from operating or financing activities.

The following table illustrates the pro forma effect on net loss and net loss per share had deCODE elected to account for all of its stock-based compensation plans using the fair-value method under SFAS No. 123 for the three and nine-months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share amounts)
Net loss attributable to common stockholders – as reported	$(11,370)	$(41,638)
Add: Stock-based compensation expense included in reported net loss	55	171
Deduct: total stock-based compensation expense determined under fair value methods for all awards	(1,128)	(3,500)
Net loss – proforma	$(12,443)	$(44,967)

Basic and diluted net loss per share – as reported	$(0.21)	$(0.78)
Basic and diluted net loss per share – proforma	$(0.23)	$(0.84)

Equity Incentive Plans

In May 2006, deCODE adopted the deCODE genetics, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of up to 4,000,000 shares of common stock to employees, consultants and non-employee directors in the form of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights (SARs).

deCODE also maintains the deCODE genetics, Inc. 1996 and 2002 Equity Incentive Plans that provide for the grant for awards to employees, members of the Board of Directors, consultants and other advisors who are not employees.  The 1996 Equity Incentive Plan expired in July 2006.  A total of 10,000,000 shares were originally reserved for grants of options and restricted stock under the terms of the 1996 and 2002 Equity Incentive Plans.

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

Options granted to date generally vest over a period of four years, generally have a maximum term of 10 years, and may contain early-exercise provisions allowing for company-provided financing of the exercise price. As of September 30, 2006, 4,455,145 shares were available for grant.

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
				(In thousands)
Outstanding at January 1, 2006	4,702,702	$8.38
Granted	631,194	8.22
Exercised	(142,874)	5.64
Forfeited/cancelled	(436,716)	9.62
Outstanding at September 30, 2006	4,754,306	8.33	7.10	$(13,440)
Exercisable at September 30, 2006	3,285,306	$8.30	6.48	$(9,200)

The aggregate intrinsic value in the table above represents the total intrinsic value, based on deCODE’s common stock closing price of $5.50 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 474,298.

The weighted average grant date fair value of options granted during the three and nine-month periods ended September 30, 2006 was $3.05 and $4.98, per share respectively, and $6.36 and $5.93 per share during the three and nine-month periods ended September 30, 2005, respectively. The total intrinsic value of options exercised during the three and nine-month periods ended September 30, 2006 was $29,000 and $438,000, respectively and during the three and nine-month periods ended September 30, 2005 was approximately $118,000 and $301,000, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and 2005 was $806,000 and $220,000, respectively. The total fair value of shares vested during the three and nine-months ended September 30, 2006 was $1,176,000 and $2,951,000, respectively.

At September 30, 2006, deCODE’s future compensation cost related to non-vested stock options is $6,945,000, which will be recognized over the weighted average remaining vesting period of 1.77 years.

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

Nine Months Ended September 30, 2006
Dividend yield	—
Expected volatility	63.09% to 68.24%
Expected term (in years)	5.11
Risk-free interest rate	4.57% to 5.21%

Stock-based compensation expense is recognized in the consolidated statement of operations on a straight-line basis based on awards ultimately expected to vest. deCODE has calculated stock-based compensation using an estimated forfeiture rate of 5.60%. To the extent the actual forfeiture rate differs materially from this estimate the expense will be adjusted.

Restricted Stock

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. In 2006 and 2005, deCODE granted 7,588 and 57,944 restricted shares, respectively, and recognized stock-based compensation expense related to these restricted shares of $54,000 and $159,000 during the three and nine-months ended September 30, 2006, respectively, and $47,000 and $55,000 during the three and nine-months ended September 30, 2005, respectively. During the three and nine-month periods ended September 30, 2006 deCODE received $10,000 and $99,000, respectively, and during the three and nine-months ended September 30, 2005, deCODE received $135,000 and $172,000, respectively, related to the payment of notes receivable in connection with share-based payment arrangements.

The following table represents restricted stock activity for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2006	51,987	$9.31
Granted	7,588	7.38
Vested	(5,781)	7.27
Unvested at September 30, 2006	53,794	$9.26

At September 30, 2006, there was $315,000 of total unrecognized compensation cost related to restricted stock to be recognized over a weighted average remaining period of 1.75 years. The total fair value of shares vested during the three and nine-months ended September 30, 2006 was $14,000 and $42,000, respectively.

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

Diluted net loss per share does not differ from basic net loss per share in all periods presented as potential common shares are antidilutive for all such periods and are, therefore, excluded from the calculation. Potential common shares excluded from the calculation of diluted net loss per share were:

	September 30, 2006	September 30, 2005
Warrants to purchase shares of common stock	2,385,022	2,729,873
Options to purchase shares of common stock	4,754,306	4,721,010
Restricted shares subject to vesting and shares with an associated outstanding non-recourse promissory note	724,394	879,126
Common shares issuable upon conversion of 3.5% senior convertible notes	10,714,286	10,714,286
Total	18,578,008	19,044,295

7.      Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses associated with investments. The following table presents the calculation of comprehensive loss:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(23,632)	$(11,370)	$(62,248)	$(41,638)
Other comprehensive income (loss):
Foreign currency translation	(14)	(4)	7	(3)
Unrealized gain (loss) associated with investments	86	(158)	71	(529)
Total comprehensive loss	$(23,560)	$(11,532)	$(62,170)	$(42,170)

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

Investments as of September 30, 2006 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Auction rate securities	$75,060	$75,060
US government debt securities	15,000	14,922
Municipal bond	5,000	5,000
Corporate bond	5,000	5,000
	$100,060	$99,982

Gross unrealized holding gains and gross unrealized holding losses at September 30, 2006 were $0 and $78,000, respectively, and at September 30, 2005 were $437,000 and $942,000, respectively, and are included in accumulated other comprehensive income.

9.      Acquisition of UVS

On January 17, 2006, deCODE acquired 100% of the outstanding shares of Urdur Verandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. To acquire UVS, deCODE paid $6,137,000 including 635,006 shares of deCODE common stock valued at $6,082,000 (based upon the average closing price of deCODE common stock two days before and after the acquisition date) and approximately $55,000 for acquisition related costs. As part of the transaction, deCODE acquired research rights for blood and tissue samples and clinical data for various types of cancers which deCODE has added to its samples for research and development purposes. deCODE has included the results of operations of the acquired entity in deCODE’s consolidated statements of operations from the date of acquisition. Because the activity from the beginning of the period to the acquisition date was not material, no pro-forma information is presented.

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

10.    Long-Term Debt

In March 2005, deCODE executed a refinancing of its mortgage with a financial institution for its Woodridge, IL facility. The unpaid principal balance of $5,688,000 at September 30, 2006, carries an interest rate of three-month LIBOR + 2.25% (7.73% at September 30, 2006), payable in monthly principal installments of $26,000 plus interest with a final payment of $5,300,000 due in December 2007.

11.    Sale-Leaseback Financing

In August 2006, deCODE purchased certain laboratory equipment from Illumina for $4,071,000 and then sold the equipment for net cash proceeds of $4,325,000 and leased the equipment back from the counter-party (an Icelandic leasing company) for a 37-month term. As ownership of the equipment will be transferred to deCODE at the end of the lease without any further significant payment, the transaction has been recorded as a financing and the gain ($254,000) has been deferred and is being amortized over the remaining useful life of the leased equipment.

Also during the three month period ended September 30, 2006, deCODE sold certain laboratory equipment for $713,000 net cash proceeds and leased the equipment back from the counter-party (an Icelandic leasing company) for 37-month term. As ownership of the equipment will be transferred to deCODE at the end of the lease without any further significant payment, the transaction has been recorded as a financing and the gain ($82,000) has been deferred and is being amortized over the remaining useful life of the leased equipment.

12.    Sale of Common Stock

In July 2006 deCODE completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share for aggregate net proceeds, after costs of the transaction, of $27.8 million.

13.    Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2005 except as follows:

 On August 4, 2006 we commenced an action in the U.S. District Court for the Eastern District of Pennsylvania against five former employees for misappropriation of our trade secrets and intellectual property, related breach of non-competition, non-solicitation, and non-disclosure provisions of their employment agreements, and violation of the federal Computer Fraud and Abuse Act.  The suit alleges that the defendants, including Hákon Hákonarson, formerly our Vice President, Business Development, were recruited, and at least four are currently employed, by the Center for Applied Genomics, a business unit of the Children’s Hospital of Philadelphia (CHOP).  Also, the suit alleges that while still deCODE employees and with the knowledge of senior CHOP staff, these defendants copied or sent directly to CHOP deCODE proprietary methods, tools, business plans and research results.  At the request of CHOP, CHOP has intervened as a defendant in the case.

We are seeking preliminary and permanent injunctions restraining, among other things, the individual defendants from working at CHOP in any capacity competitive with deCODE for two years, and the individual defendants and CHOP from soliciting our employees for a period of one year and from using or disclosing our confidential information.

On August 11, 2006 the court issued a temporary restraining order prohibiting the individual defendants from using, altering, destroying or transferring possession of any information taken from deCODE, and from destroying, using, altering, copying or transferring possession of one or more 250 gigabyte hard drives or any other removable storage devices that contained any deCODE information.  On August 22, 2006, the court entered an order extending the temporary restraining order until the court rules on deCODE’s motion for a preliminary injunction.  The hearing on plaintiffs’ motion for a preliminary injunction is scheduled to conclude on November 22, 2006.  A ruling is expected after post-hearing briefs are submitted and argued.  No dates have been scheduled for submission of briefs or argument.  Accordingly, the temporary restraining order is expected to remain in place at least through November, 2006.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

Overview

deCODE is a biopharmaceutical company applying its discoveries in human genetics to develop products to better diagnose, treat and prevent common diseases. Our population approach and resources enable us to isolate genes and drug targets directly involved in the development of many of the diseases that pose the biggest challenges to public health. We are turning these discoveries into a growing pipeline of therapeutics and diagnostics that address the causes of disease, not just the signs and symptoms. As these diseases are common and represent areas of major unmet medical need, we believe that our strategy represents a significant opportunity to create better medicine with major potential in the global marketplace.

We believe that deCODE’s advantage derives from our unique capabilities in human genetics and the ability to apply our discoveries across the drug and diagnostic development process. In Iceland, we have comprehensive population resources that enable our scientists to efficiently conduct genome- and population-wide scans to identify key genes and gene variations contributing to common diseases. The proteins encoded by these genes, and other proteins with which they interact in the disease pathway, offer drug targets that we believe are directly involved in the onset and progression of disease. Small-molecule drugs that target these proteins may therefore represent a direct means of modulating the onset or progression of the disease. Our approach also enables us to apply our gene discoveries to develop DNA-based diagnostic tests. We believe that such tests have significant medical and commercial potential, offering a means of gauging individual risk of common diseases, informing more effective prevention strategies, and identifying patients who may derive particular benefit from our drugs – which are aimed at counteracting the biological effects of the same at-risk gene variants.

Through our U.S.-based medicinal chemistry and structural biology subsidiaries we are able to discover novel small-molecule therapeutic compounds; take candidate compounds through pre-clinical testing; and manufacture sufficient quantities for early-stage clinical trials. Leveraging our expertise in genetics and drug and disease modeling, our clinical development groups is able to make our clinical trials a more efficient and sensitive means of testing and optimizing the therapeutic and commercial potential of new drugs. In certain programs we have also taken advantage of the fact that drug targets we have identified through our genetics research have already been targeted by other companies to develop compounds for other indications. By licensing these compounds or entering into co-development arrangements, we have been able to bypass years of drug discovery and enter directly into Phase II clinical trials.

The goal of our business strategy is to maximize the creation of value from our human genetics work and to capture that value for the company and its shareholders. Our product development pipeline now includes drug development programs in heart attack, and thrombosis and embolism, we are collaborating on the clinical development of CEP-1347 in asthma, and are advancing our diagnostics programs in type 2 diabetes, heart attack and prostate and breast cancer. Executing on our strategy – advancing these programs swiftly while continuing our discovery work in a broad range of common diseases – requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment. As we invest in proprietary programs, we leverage our capabilities to form corporate alliances and to provide services to fee-paying customers. We also receive contract and grant funding from various governmental agencies. We have formed drug and other product development alliances with Roche, Merck, and Illumina, among others. Our medicinal chemistry subsidiary provides drug discovery and contract manufacturing services to fee-for-service customers, and our other service offerings include protein crystallography products and instruments as well as protein structure analysis contract services through our structural biology subsidiary; clinical trials services through our Encode CRO; and DNA analysis services through our genotyping laboratory in Reykjavik.

We derive revenues primarily from research funding and other fees from our service customers and collaborative partners, as well as from research grants. Milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute another principal source of our revenues. While we are entitled to royalties or profit-sharing under the terms of some of our agreements, due to the extended time period for the development and commercialization of a saleable product or therapy, we have not yet received royalties or profit sharing under any of our contracts and do not expect to do so for several years, if at all. Our expenses consist primarily of research and development expenses such as, salaries and related employee costs, materials and supplies, and contractor services.

We believe that our ongoing work in genetics, the advancement of our drug and diagnostic programs, and in particular the conduct of clinical trials, will require significant ongoing expenditures. In 2006, we completed our Phase I dose-ranging, pharmacokinetic and safety clinical program for DG041, our developmental anti-platelet compound for thrombosis and embolism and initiated a Phase IIa trial; filed an IND and began a single-dose ranging Phase I study for DG051 for the prevention of heart attack; concluded our Phase II trial of Cephalon’s developmental compound CEP-1347 in asthma; designed and initiated a Phase III trial for DG031 for the prevention of heart attack, a trial that we voluntarily suspended in October in order to address a formulation problem with the tablets. We are also developing reference-laboratory diagnostic testing services.  We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At September 30, 2006, we had $126.8 million in cash, cash equivalents and investments. As we advance and broaden our drug and diagnostic pipelines we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing. In July 2006 we completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share, for aggregate net proceeds, after costs of the transaction, of $27.8 million. Our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that more favorable conditions in those markets will present opportunities for us, while downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms.

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

Drug Development Programs

The following is a summary of our drug development programs in late pre-clinical or clinical development. Because of uncertainties involved in the drug development process, the actual timing for the events described below may differ materially from that provided in this summary.

•       We have two compounds in development for the prevention of heart attack. These programs come out of our discovery of major risk variants in two genes encoding proteins in the leukotriene pathway. These variants – in the genes that code for 5-lipoxygenase activating protein (FLAP) and leukotriene A4 Hydrolase (LTA4H) – appear to confer risk in the same way: by causing an upregulation in the production of leukotriene B4, a potent pro-inflammatory molecule that is the end product of one branch of the pathway.  The therapeutical goal of both compounds is to inhibit the activity of the pathway, lowering the production of LTB4 and thereby decreasing the inflammatory activity in atherosclerotic plaques and reducing the risk of heart attack. DG051, discovered by deCODE’s chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. DG051 appears to provide potent inhibition of LTB4 production, is orally bioavailable, has potential for once-daily dosing and appears to have minimal potential for drug-interaction. We began Phase I clinical testing of DG051 in the third quarter of this year and expect to complete this program near the end of 2006. In May we began a Phase III clinical trial for DG031, an inhibitor of FLAP which we licensed from Bayer AG, but temporarily suspended this trial in October due to an unexpected formulation problem with the tablets. In routine testing of clinical supplies we discovered that, over time, the drug tablets appeared to dissolve more slowly, potentially providing lessening amounts of active drug the longer they were stored and leading to the possibility that as the trial progressed patients would be receiving too little drug, undermining the trial’s chances of success. The company is currently examining alternative manufacturing processes.

•       DG041 is our lead anti-platelet compound for the prevention of thrombosis and embolism. DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of arterial disease. We believe that PGE2 may have additive stimulatory effects on platelet aggregation beyond those of other potent agonists such as ADP or thromboxane A2, targeted by clopidogrel and aspirin, respectively. In early 2006, we concluded the Phase I clinical program for DG041. Nearly 200 healthy subjects were exposed to DG041 in these studies. The results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied, and that DG041 can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. In the second quarter of 2006, we began a Phase IIa clinical trial that will examine the effect of DG041 on certain plasma biomarkers.  We expect to conclude this trial by the end of 2006 and to present the data during the first half of 2007.

•       In asthma, we have conducted a Phase IIa trial of Cephalon’s compound CEP-1347, originally developed for treatment of Parkinson’s disease. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma. In the Phase IIa trial we found that the compound had a dose-related effect on both lung function and biomarkers associated with lung inflammation and severity of disease in patients with asthma who were already being treated with inhaled corticosteroids and long-acting beta agonist (LABA). Cephalon is currently reviewing the clinical development plan for this compound.

•       Our drug discovery group has also worked on pre-clinical programs in pain, obesity and stroke, among other indications. We are pursuing a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche and are working on identifying and advancing a lead pre-clinical compound.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $30.1 million, $14.8 million, $8.5 million and $8.4 million in our heart attack (Myocardial Infarction, or MI), PAD, stroke and asthma programs, respectively, from the beginning of 2003 to date. Inception to-date costs are not available as these costs were not historically tracked by program.

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

UVS.  In January 2006, we acquired all of the outstanding shares of Urdur Verdandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”), both companies having their principal offices in Reykjavik, Iceland. As consideration for the purchase, we issued 635,006 shares of deCODE common stock valued at $6,082,000 to IGC. This acquisition has enabled us to broaden our cancer program by applying our gene discovery and drug development efforts to a larger set of population resources.

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

In certain programs we have taken advantage of the fact that drug targets we have identified through our genetics research have already been employed by other companies to make developmental compounds for other indications. By licensing these compounds or entering into co-development arrangements we have been able to leapfrog over several years of drug discovery, entering directly into Phase II clinical trials. DG031, our most advanced compound for the prevention of heart attack, was licensed from Bayer HealthCare AG, which was initially developing it for asthma. We also recently concluded a Phase II trial in asthma, working with Cephalon on their compound CEP-1347, originally developed for Parkinson’s disease. We continue to investigate additional such possibilities for the in-licensing or co-development of promising existing compounds that may effectively act against targets we have identified through our gene discovery work.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to collaborative arrangements, long-lived assets, materials and supplies, stock-based compensation, foreign exchange transactions, income taxes and litigation and other commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The impact and any associated risks related to these and our other accounting policies on our business or operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please refer to our notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q and the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2005. There can be no assurance that actual results may not differ from the estimates referred to above.

In addition to the critical accounting policies we have included in the Annual Report on Form 10-K for the year ended December 31, 2005, we believe the following policy which is effective January 1, 2006 is also critical to an understanding of our financial condition and results of operations because it requires us to make estimates, assumptions and judgments about matters that are inherently uncertain.

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

During the three and nine-months ended September 30, 2006, we recognized stock-based compensation expense of $1.0 million and $3.0 million, or $0.02 and $0.05 per share, respectively. As of September 30, 2006, we had unrecognized stock-based compensation of $6.9 million related to nonvested stock options awards, which is expected to be recognized over an estimated weighted average period of 1.77 years.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2006 and 2005

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

Financial highlights as of and for the three and nine-month periods ended September 30, 2006 include:

•       At September 30, 2006, we had $126.8 million in cash and investments compared to $155.6 million at December 31, 2005. The net utilization of our cash and investments in 2006 reflects principally the costs associated with the advancement of our drug development programs as reflected in the $58.0 million of cash we used in operating activities.

•       In July 2006 we completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share for aggregate net proceeds, after costs of the transaction, of $27.8 million.

•       Research and development expense for proprietary programs was $14.2 million and $42.9 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to $11.0 million and $30.1 million for the three and nine-month periods ended September 30, 2005. These increases are principally the result of costs associated with the advancement of our product development programs. In May 2006, we began a Phase III clinical trial for DG031 our lead developmental compound for the prevention of heart attack, and then in October 2006 we voluntarily suspended the trial in order to address an unexpected formulation problem with the tablets. In August 2006 we began enrolling patients in a Phase I clinical trial for DG051, our follow-on development compound for the prevention of heart-attack.  Earlier in 2006, we initiated a Phase IIa trial for DG041, our developmental compound in Peripheral Artery Disease.  Additionally, we have progressed proprietary pre-clinical programs in stroke, obesity, and pain, among other indications.  More recently, we have installed the Illumina SNP genotyping platform and have begun our high-density, whole-genome studies utilizing the platform together with our comprehensive population genetics resources in Iceland.

•       Our revenue was $8.6 million and $29.1 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to $13.2 million and $34.2 million for the three and nine-month periods ended September 30, 2005 respectively. The decline of our revenue is due principally to lower alliance revenues in 2006,  chiefly on account of the completion of the Merck obesity research program in September 2005 and the more recent completion of research funding under the 2002 agreement with Roche (June 2006).

Revenue.  Revenue for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months		2006 as Compared to 2005
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Revenue	$8,566	$13,197	$29,059	$34,157	$(4,631)	(35)%	$(5,098)	(15)%

Our business strategy is focused on turning our discoveries into new drugs and diagnostics for the treatment of common diseases. At the same time, we leverage our capabilities to generate revenue through corporate alliances, through service contracts and increasingly through research grants. In the majority of our programs we are pursuing drug development on our own. In certain others, we have formed alliances with pharmaceutical and biotechnology firms through which we can cover some of the cost of conducting basic research and spread the risk and investment involved in product development. Increasingly, we have also sought and received research grant funding. We have entered into research, development, commercialization, and fee for service alliances and contracts across our business. Depending on the nature of each prospective business opportunity, the key components of the commercial terms of such arrangements typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; fees for particular services; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

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

In November 2004, we signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of September 30, 2006, we have received $4.0 million of research funding. We will share drug discovery and clinical trials costs under this new agreement, and we may receive an additional $2.0 million of research funding over the remaining term of the agreement as well as milestone payments and royalties based on drug sales.

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

Revenues recognized and costs incurred in connection with these collaborations with Roche are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions, except %)
Revenue	$0.8	$2.3	$6.2	$7.3
Revenue as a percentage of consolidated revenue	10%	17%	21%	21%
Cost of revenue	$1.2	$1.5	$5.2	$6.5

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

Revenues recognized and costs incurred in connection with this collaboration with Merck are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions, except %)
Revenue	$—	$2.8	$—	$6.3
Revenue as a percentage of consolidated revenue	—%	21%	—%	19%
Cost of revenue	$—	$0.8	$—	$2.9

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

Government Research Contracts and Grant Funding

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

National Institute of Allergy and Infectious Diseases (NIAID).   In September 2004, we were awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, we are applying our population approach to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases.  We may receive $15.4 million in additional research funding over the remaining term of the agreement.

Revenues recognized and costs incurred related to work performed under contracts and on which we receive research grants from the NIH are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In millions, except %)
Revenue	$3.4	$1.4	$9.2	$3.5
Revenue as a percentage of consolidated revenue	40%	11%	32%	10%
Cost of revenue	$5.2	$1.4	$11.7	$3.5

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Research funding and other service fees	$4,096	$8,226	$15,009	$23,265
Milestone payments	215	434	514	932
Up-front, exclusivity, technology access, and technology development fees	—	2,000	1,000	4,038
Grant funding	3,878	1,908	10,804	4,799
Other	377	629	1,732	1,123
Total	$8,566	$13,197	$29,059	$34,157

Our revenue for three and nine-month periods ended September 30, 2006 as compared to the same periods in 2005 generally reflects our strategic focus on proprietary drug discovery and development, including that performed under grants with the NIH and EC, and also a shift away from research funding broadly.  Specifically, the decrease in revenue for the three and nine-month periods ended September 30, 2006 as compared to the same periods in 2005, is principally on account of the completion of the Merck obesity research program in September 2005 and the more recent completion of research funding under the 2002 agreement with Roche (June 2006).  In making the comparison between these same reporting periods, we have earned more grant monies under research contracts and grants with NIH and EC, and also have the addition of the Roche alliance to co-develop inhibitors of PDE4. Additionally, in the nine-month period ended September 30, 2006 we sold technology and related rights to our Drug Advice Expert (DAX) software for $0.5 million.

Cost of Revenue.   Cost of revenue, which includes costs incurred in connection with collaborative programs and research contracts and grants, for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months		2006 as Compared to 2005
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of Revenue	$11,357	$9,149	$31,666	$27,082	$2,208	24%	$4,584	17%

Our cost of revenue consists of the costs of services provided to customers and collaborators and the costs of programs under research contracts and grants, including (i) the entirety of the costs incurred in connection with programs that have been partnered and on which we receive research funding, and also (ii) the whole of those costs incurred in connection with discovery and development work performed under research contracts and grants. At times, we invested in addition to costs covered by research funding received in such collaborative programs and in addition to monies received under research contracts and grants; increasingly so with regard to the latter.

Increases in our cost of revenue for the three and nine-month periods ended September 30, 2006 relative to the same periods in 2005 are largely on account of (i) the shift away from research funding broadly, but specifically the completion of the Merck obesity research program and more recently the completion of research funding under the 2002 agreement with Roche, and also (ii) the growing amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC, including those obtained in connection with the acquisition of UVS in January 2006. Of late, much of the acceleration in the growth cost of discovery and development work performed under contracts and grants with the NIH and EC is due to the beginnings of our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform and our comprehensive population genetics resources in Iceland.  Further, in 2006 we conducted a Phase II trial in asthma for a compound developed by Cephalon and we have stepped-up our continuing efforts in the PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

Our cost of revenue in the three and nine-month periods ended September 30, 2006 as compared to the three and nine-month periods ended September 30, 2005 have increased principally due to the greater usage of chemicals and consumables ($2.0 million, and $3.6 million, respectively) and greater salaries and related costs ($0.6 million and $1.1 million, respectively). Also, our cost of revenue in the three and nine-month periods ended September 30, 2006 now includes stock-based compensation expense under SFAS 123R ($0.2 million and $0.4 million, respectively).

Research and Development—Proprietary Programs.  Research and development for proprietary programs for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months		2006 as Compared to 2005
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and Development – Proprietary Programs	$14,178	$10,989	$42,902	$30,069	$3,189	29%	$12,833	43%

The increase in our research and development expenses in proprietary programs results from our emphasis on and increasing expenditures in product development, including pre-clinical and clinical work on our lead drug discovery and development programs and DNA diagnostics. In May 2006, we began a Phase III clinical trial for DG031, our lead developmental compound for the prevention of heart attack, and then in October 2006 voluntarily suspended the trial in order to address an unexpected formulation problem with the tablets. In August 2006 we began enrolling patients in a Phase I clinical trial for DG051, our follow-on development compound for the prevention of heart-attack. Earlier in 2006, we initiated a Phase IIa clinical trial for DG041, our lead anti-platelet compound for the prevention of thrombosis and embolism. Additionally, we have progressed proprietary pre-clinical programs in stroke, inflammation, obesity and pain, among other indications. More recently, we have installed the Illumina SNP genotyping platform and have begun our high-density, whole-genome studies utilizing the platform together with our comprehensive population genetics resources in Iceland.  Based upon the range of our current research and development activities, we currently anticipate that our overall investment in research and development for the full financial year 2006 will be in the range of $60 to $65 million.

Our research and development expenses for proprietary programs for the three and nine-month periods ended September 30, 2006 and 2005 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Salaries and other personnel costs	$4,044	$4,139	$13,740	$12,269
Materials and supplies	2,006	970	4,765	3,167
Contractor services and other third party costs	5,758	4,009	16,724	9,073
Overhead expenses	1,086	1,153	3,909	3,185
Depreciation and amortization	885	685	2,648	2,342
Stock-based compensation	399	33	1,116	33
Total	$14,178	$10,989	$42,902	$30,069

Increases in research and development costs of our proprietary programs (e.g., contractor services and other third party costs, salaries and related costs, and usage of materials and supplies) may continue, particularly as we advance our clinical development and proprietary drug development programs. However, we have voluntarily suspended our Phase III clinical trial for DG031 and are beginning re-formulation work.  This suspension may serve to reduce the rate of acceleration of the increases in our research and development costs, and even reduce the overall cost of our research and development expenses as we enter into 2007.  Additionally, in 2006 we began our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform, we granted salary increases to our personnel and during 2005 added clinical development executives to our staff, actions which would generally contribute to future increases in our research and development costs.  Further, our cost of research and development for proprietary programs in the three and nine-month period ended September 30, 2006 now also includes stock-based compensation expense under SFAS 123R.

Selling, General and Administrative Expense.  Selling, general and administrative expense for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months		2006 as Compared to 2005
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, General and Administrative	$6,938	$4,840	$16,597	$13,692	$2,098	43%	$2,905	21%

Increases in our selling, general and administrative expenses for the three and nine-month periods ended September 30, 2006 as compared to the corresponding periods in 2005 is the result principally of legal fees incurred in relation to our lawsuit to protect intellectual property ($2.3 million).  In addition, our selling, general and administrative expenses for the nine-month period ended September 30, 2006 include a $0.8 million gain on the sale of property.  Further, our selling, general and administrative expense in the three and nine-month periods ended September 30, 2006 now also include stock-based compensation expense under SFAS 123R ($0.5 million and $1.4 million, respectively).

Interest Income.  Interest income for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months		2006 as Compared to 2005
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest Income	$1,834	$1,631	$4,882	$4,284	$203	12%	$598	14%

Our interest income has increased in the three and nine-month periods ended September 30, 2006 as compared to the same periods in 2005. Our interest income is a function of both the balance of our cash and investments (which have been declining as resources are deployed in operations) and the rate of return we are able to garner under our investment policy (which average rate of return has been increasing in 2006). We expect to use our cash and investments principally for advancing our discovery and development programs. In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining competitive returns subject to prevailing market conditions. We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities, commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

Interest Expense.  Interest expense for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months		2006 as Compared to 2005
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest Expense	$1,728	$1,686	$5,135	$5,775	$42	2%	$(640)	(11)%

Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004.  We also have interest on mortgage loans and equipment notes and leases.

Other Non-Operating Income and Expense, Net.  Other non-operating income and expense for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months		2006 as Compared to 2005
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Other Non-Operating Income and (Expense), Net	$169	$466	$111	$(3,461)	$(297)	(64)%	$3,572	103%

Our other non-operating income and expense, net, consists principally of the net impact of foreign exchange in the three and nine-month periods ended September 30, 2006. In the three and nine-month periods ended September 30, 2005, our other non-operating income and expense, net also included realized gains and losses on derivative financial instruments as well as a loss on the early extinguishment of debt as a result of having prepaid the short and long-term debts that were secured by mortgages on Sturlugata 8 ($3.1 million). Our losses on derivative financial instruments in the nine-month period ended September 30, 2005 ($0.2 million) result from three forward foreign currency exchange options we entered into as economic hedges against foreign exchange rate fluctuations that we expected may occur on our ISK-denominated operating expenses but that did not qualify for hedge accounting.

Net Loss and Basic and Diluted Net Loss Per Share. Net loss and basic and diluted net loss per share for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

	For the Three Months		For the Nine Months		2006 as Compared to 2005
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2006	2005	2006	2005	$ Change	% Change	$ Change	% Change
	(In thousands, except % and per share amounts)
Net loss	$(23,632)	$(11,370)	$(62,248)	$(41,638)	$(12,262)	(108)%	$(20,610)	(49)%
Basic and diluted net loss Per share	$(0.40)	$(0.21)	$(1.11)	$(0.78)	$(0.19)	(90)%	$(0.33)	(42)%

Net loss and basic and diluted net loss per share both increased in the three and nine-month periods ended September 30, 2006 as compared to the three and nine-month periods ended September 30, 2005, principally on account of increased research and development costs related to the advancement of our discovery and development programs, but also for all the reasons more fully discussed above, including stock-based compensation expense under SFAS 123R.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($891 million from the beginning of 1999 to-date). Future funding under terms of our existing agreements is approximately $44.3 million excluding milestone payments and royalties that we may earn under such collaborations.

We make significant investments in proprietary research and development and we incur the costs of such activities. In the near term, this requires us to devote resources to our in-house discovery and development which we believe will better position us to capture the most value to us in our discoveries. As we identify promising discoveries for further development, we may choose to continue the development ourselves into and through clinical trials, regulatory approvals, manufacturing, distribution and marketing. In other cases we are or will be working to varying degrees with partners. The decisions we make as to these matters will affect our cash requirements.

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

At September 30, 2006, we had $126.8 million of cash, cash equivalents and investments.  Based upon the range of our current activities, taking into account proceeds from the July 2006 equity issuance but without taking into account cash from any new alliances, milestone payments, significant financing or other activities, we currently anticipate that our overall net use of cash resources for the full financial year 2006 will be in the range of $55 to $60 million. As we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing, such as further public or private equity offerings, additional debt financing, other forms of financing or added collaborations and licensing arrangements. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	For the Nine Month Periods Ended September 30,
	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities	$(58,077)	$(40,058)
Investing activities	(14,326)	48,226
Financing activities	33,273	(46,909)
Cash and cash equivalents, at end of period	26,849	31,760

Cash and Cash Equivalents.  At September 30, 2006, we had $26.8 million in cash and cash equivalents. Together with our investments at September 30, 2006 ($100.0 million), this balance has decreased $28.7 million from the close of the year-ended December 31, 2005, most significantly on account of costs associated with the advancement of our drug and clinical development programs.

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

At September 30, 2006, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.  At September 30, 2006, our investments are in auction rate securities, municipal bonds, US government securities and a corporate bond.

Operating Activities. Net cash used in operating activities increased to $58.0 million for the nine-month period ended September 30, 2006 as compared to $40.1 million having been used in the same period in 2005.  The increase in use of cash in operating activities is most importantly attributable to the significant research and development investments being made in advancing our drug and clinical development programs, as more fully described above.

Investing Activities. Our investing activities have consisted principally of short-term investments in marketable securities (mainly auction rate securities and US government securities) and capital expenditures.  Additionally, in the nine-months ended September 30, 2006, we purchased UVS and, in doing so, we acquired $1.3 million of cash to be used to fund the acquired liabilities of UVS.  Also, in the nine-month period ended September 30, 2005, we completed the sale and leaseback of our Reykjavik, Iceland facilities at Sturlugata 8 and Krokhals 5D and 5E.

In July 2006, we commenced installation of Illumina SNP genotyping platform and financed the equipment purchased thereunder ($4.1 million) with a three-year capital lease with an Icelandic financial institution.  With the exception of the Illumina equipment purchase, we principally made replacement capital expenditures during the nine-month periods ended September 30, 2006 and 2005. Although we believe we will make principally replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities. Net cash of $33.3 million was provided by financing activities in the nine-month period ended September 30, 2006, as compared to $46.9 million that was used in the nine-month period ended September 30, 2005.  More significant financing activities for the nine-month period ended September 30, 2006, include our sale of 6,000,000 shares of common stock (netting $27.8 million), the sale-and-leaseback of Illumina and other equipment ($5.9 million) and debt service ($1.8 million).  Financing activities for the nine-month period ended September 30, 2005 largely consisted of prepayments of short and long-term debts secured by mortgages on Sturlugata 8 and Krokhals 5D and 5E ($40.4 million), refinancing of the mortgage on our Woodridge, IL facility ($4.0 million) and other debt service ($2.3 million).

Contractual Commitments and Off-Balance Sheet Arrangements.   The following summarizes our contractual obligations (using interest and exchange rates as of September 30, 2006) at September 30, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (In thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$173,625	$5,250	$5,250	$5,250	$5,250	$152,625	$—
Long-term debt, including interest	7,260	1,066	5,755	272	167	—	—
Capital lease obligations, including interest	6,708	2,418	2,319	1,971	—	—	—
Operating leases	66,015	5,316	5,075	4,969	4,831	4,810	41,014
Total	$253,608	$14,050	$18,399	$12,462	$10,248	$157,435	$41,014

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of September 30, 2006. Due to the nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on our Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in September 2006, the market value of the Convertible Notes was $118 million on September 30, 2006.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.3 million on our Icelandic krona denominated assets and liabilities. Although we have none currently, we have historically purchased derivative financial instruments to hedge these general risks and may continue to do so.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2005 except as follows:

On August 4, 2006 we commenced an action in the U.S. District Court for the Eastern District of Pennsylvania against five former employees for misappropriation of our trade secrets and intellectual property, related breach of non-competition, non-solicitation, and non-disclosure provisions of their employment agreements, and violation of the federal Computer Fraud and Abuse Act.  The suit alleges that the defendants, including Hákon Hákonarson, formerly our Vice President, Business Development, were recruited, and at least four are currently employed, by the Center for Applied Genomics, a business unit of the Children’s Hospital of Philadelphia (CHOP).  Also, the suit alleges that while still deCODE employees and with the knowledge of senior CHOP staff, these defendants copied or sent directly to CHOP deCODE proprietary methods, tools, business plans and research results.  At the request of CHOP, CHOP has intervened as a defendant in the case.

We are seeking preliminary and permanent injunctions restraining, among other things, the individual defendants from working at CHOP in any capacity competitive with deCODE for two years, and the individual defendants and CHOP from soliciting our employees for a period of one year and from using or disclosing our confidential information.

On August 11, 2006 the court issued a temporary restraining order prohibiting the individual defendants from using, altering, destroying or transferring possession of any information taken from deCODE, and from destroying, using, altering, copying or transferring possession of one or more 250 gigabyte hard drives or any other removable storage devices that contained any deCODE information.  On August 22, 2006, the court entered an order extending the temporary restraining order until the court rules on deCODE’s motion for a preliminary injunction.  The hearing on plaintiffs’ motion for a preliminary injunction is scheduled to conclude on November 22, 2006.  A ruling is expected after post-hearing briefs are submitted and argued.  No dates have been scheduled for submission of briefs or argument.  Accordingly, the temporary restraining order is expected to remain in place at least through November, 2006.

ITEM 1A. RISK FACTORS

While there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 (which pre-dated the commencement of our Phase III clinical trial of DG031), the risk factors set forth below have been updated to provide information and data for and as of the quarter ended September 30, 2006 and to reflect the commencement and suspension of the Phase III clinical trial.

Risks Related to Our Development of DG031

Suspension of our Phase III trial for DG031 will delay the completion of the trial and possible commercialization of the drug, which may hurt our future financial results.

On October 5, 2006, we announced that we were voluntarily suspending our Phase III clinical trial for DG031 in order to address an unexpected formulation problem with the tablets being used in the trial.  We cannot guarantee that we will be able to reformulate the tablets successfully.  Because the resumption of the trial is dependent on successful reformulation, we cannot currently predict when, if at all, the trial will resume; however, the suspension will cause the trial to exceed the minimum 36 months duration from the recruitment of the first patient that we previously estimated.  This delay in the development of this drug could adversely impact our financial results and commercial prospects.

The Phase III clinical trial for DG031 will require the recruitment of patients based on ethnicity and haplotype status; upon re-initiation of the study, recruitment rates could still be lower than we expect, the trial may be delayed and our commercial prospects may be hurt.

In our Phase III clinical trial for DG031, we were originally testing the hypothesis whether African American patients who (a) carry the HapK haplotype in LTA4H and (b) have experienced a hospitalization and/or admission for procedures and testing for unstable angina or myocardial infarction will experience reduced rates of acute cardiovascular events when treated with DG031, as compared to placebo on top of concomitantly administered standard of care. In order to recruit a sufficient number of patients to obtain statistically significant evidence for the efficacy of DG031, we require the participation of a large number of African American patients willing to be tested for haplotype status and to participate in the clinical trial for at least 12 months. Many factors outside our control may reduce the willingness of patients to be tested and participate in the clinical trial.   Based on experience gathered to date, we are evaluating the strategy for patient recruitment and will consider alternative enrollment strategies based on haplotype status that would accelerate the overall enrolment plan.  This will require discussions with the United States Food and Drug Administration (FDA) and agreement on strategy through the Special Protocol Assessment process. However, upon re-initiation of the study, we may fail to recruit a sufficient number of patients in a timely manner, the trial may be delayed or we may fail to show the efficacy of the drug. This may delay or prevent the marketing approval of DG031, which could adversely impact our financial results and commercial prospects.

We have only indirect evidence from biomarkers studies about the effectiveness of DG031 and this data may not be validated in the Phase III clinical trial.

The data collected during the Phase I and Phase II clinical trials for DG031, which is the basis for our continuing development of this drug, does not provide evidence of whether DG031 will prove to be an effective treatment to reduce the rate of acute cardiovascular events in the prospective treatment population. In order to prove or disprove the validity of our assumption about the efficacy of DG031, we must conduct the Phase III trial. We temporarily suspended the trial in early October, 2006 due to formulation stability issues.  We will need to re-initiate the study after resolution of the formulation issues.  There are delays in the program as a result, with resulting delays of validation of the hypothesis being tested.  Various factors that we do or do not control may cause the trial to be lengthier or costlier than anticipated. Until data from the trial can be collected and analyzed we will not know whether DG031 is an effective treatment, and regulatory review by the FDA will ultimately determine whether the drug gains marketing approval. The outcome of this process is uncertain and delays or failure to gain market approval could adversely impact our financial results and commercial prospects. Furthermore, even if the drug is approved for African American patients, there can be no assurance that it will ever be approved for a broader population.

Risks Related to Our Business

If we are not successful in our pending litigation regarding misappropriation of trade secrets and breach of related non-competition, non-solicitation and non-disclosure agreements, our ability to protect our confidential information and to enforce non-competion and non-solicitation agreements against former employees may be impaired, which could adversely affect our business and prospects.

It is possible that a judgment against us with respect to our allegations of trade secret misappropriation may negatively affect our ability to protect some of what we consider to be our confidential information under the law of trade secrets.  Also, it is possible that a judgment against us with respect to the non-competition, non-solicitation, or non-disclosure agreements with the individual defendants (1) would allow the defendants to engage in competition with us, (2) may cause other current or former employees to test the validity of their non-competition, non-solicitation, and non-disclosure agreements when they might otherwise have refrained from doing so, or (3) may cause other institutions besides CHOP to hire our current or former employees when they might otherwise have refrained from doing so.  Any of these events could impair our ability to compete for collaborative arrangements, for access to DNA samples or for product or technology licensing arrangements and ultimately could adversely affect our ability to develop and market products.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $62.2 million and $41.6 million for the nine months ended September 30, 2006 and 2005, respectively, and $62.8 million for the year ended December 31, 2005, and had an accumulated deficit of $512.5 million at September 30, 2006. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, from sales of Emerald BioSystems products and instruments, and grant funding. Our research and development expenditures and selling, general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate, or if the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Our largest partner, Roche, accounted for approximately 10% and 17% of our consolidated revenue in the three-months ended September 30, 2006 and 2005, respectively, and 21% and 21% of our consolidated revenue in the nine-month periods ended September 30, 2006 and 2005, respectively. Revenue under our alliances with Merck accounted for approximately 0% and 21% of our consolidated revenue in the three-months ended September 30, 2006 and 2005, respectively, and 0% and 19% of our consolidated revenue in the nine-months ended September 30, 2006 and 2005, respectively. During the three-months ended September 30, 2006 and 2005, divisions of the NIH represented 40% and 11% of our consolidated revenue, respectively, and 32% and 10% of our consolidated revenue in the nine-months ended September 30, 2006 and 2005, respectively. Work under our agreement with Merck aimed at developing new treatments for obesity and our 2002 agreement with Roche has been completed, and this may significantly lower our revenues and affect the resources available to support our drug discovery programs, which will increase our need for additional funding.

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

We have no experience in manufacturing products for commercial purposes and do not have manufacturing facilities that can produce sufficient quantities of drugs for large scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely on contract manufacturers for the production of products for development and commercial purposes. In order to conduct our Phase III clinical trial of DG031, we will have to contract with third parties to manufacture a sufficient supply of the drug for the trial and to produce tablets containing DG031 in amounts sufficient for the clinical trial. While we signed contracts with suppliers for the production of DG031 material and tablets for the launch of our Phase III clinical trial and received sufficient materials to initiate the trial, following the reformulation and resumption of the trial, we may fail to secure sufficient supply of the drug in a timely manner over the duration of the trial.  Reformulation work may require contracting for new quantities of tablets, and the timing of the manufacturing of such new quantities of tablets may affect the timing of the resumption of the clinical trial.

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

On September 30, 2006 we had $157 million of outstanding debt as reflected in our balance sheet. We may incur additional indebtedness in the future and our outstanding 3.5% Senior Convertible Notes (the “Notes”) do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We have formed, and may in the future form additional, collaborative relationships (including relationships with clinical research organizations to conduct clinical trials on our behalf) that will, in some cases, make us dependent on collaborators for the pre-clinical studies and/or clinical trials and for regulatory approval of any products that we are developing. Failure of such collaborators to perform under these agreements properly in a timely manner, or at all, may lead to delays in our product development. In addition, if participants in the trials conducted by our collaborators suffer personal injury or death as a result of actions of the collaborators, we could be held liable. In some cases, our agreements with collaborators typically allow them significant discretion in electing whether and how to pursue such activities. We cannot control the amount and timing of resources collaborators will devote to these programs or potential products. In addition, collaborative agreements may contain exclusivity provisions that may prevent us from working in a particular field or on a particular disease even when our collaborators elect not to pursue activities under the agreements.  Upon resumption of our Phase III clinical trial of DG031, we expect to continue relationships with clinical research organizations and other organizations providing services, but there is no guarantee that the parties will come to an agreement, or that reaching such agreements will not result in additional delays.

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

Risks Related to Our Intellectual Property

Our patent applications covering DG041, DG051 and compounds that we are developing in our pain treatment program have not issued yet as patents.

The most important compounds that we have currently in pre-clinical and clinical development and which we have discovered are DG041, DG051and compounds that we are developing in our pain treatment program. We have filed composition of matter type patent applications covering the compounds in the United States as well as international applications through the Patent Cooperation Treaty. However, these patent applications are in the early stages of patent prosecution before the United States Patent and Trademark Office (USPTO) and we have no certainty or indication from the USPTO that these patent applications will issue as patents. The USPTO is currently facing considerable backlog for examining pending patent applications so considerable time may elapse before we will have more certainty as to the patentability of the compounds. Should the USPTO ultimately reject our patent applications covering these compounds, or should others have filed or obtained issued patent covering the same, the value and potential of these programs for our business would be adversely affected.

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

10.1

Placement Agency Agreement by and among the Company, Lehman Brothers Inc. and Thomas Weisel Partners LLC, dated as of July 13, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2006).

10.2	Form of Purchase Agreement between the Company and Certain Purchasers of Common Stock (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 2006

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

10.1

Placement Agency Agreement by and among the Company, Lehman Brothers Inc. and Thomas Weisel Partners LLC, dated as of July 13, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 14, 2006).

10.2	Form of Purchase Agreement between the Company and Certain Purchasers of Common Stock (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 14, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.