Form 10-K
period 2006-12-31
DECODE GENETICS INC
filed 2007-03-15
CIK 1022974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

+ 354-570-1900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the common stock ($6.19 per share), as of June 30, 2006, was $326,681,490.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of February 28, 2007.

Class	Number of Shares
Common Stock, $.001 par value	61,697,833

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.                        Business

Overview

Headquartered in Reykjavik, Iceland, deCODE is a biopharmaceutical company applying its discoveries in human genetics to develop drugs and diagnostics for common diseases. Our population approach and resources enable us to isolate genes and drug targets directly involved in the development of many of the diseases which pose the biggest challenges to public health. We are turning these discoveries into a growing pipeline of therapeutics and diagnostic tests taking aim at the causes of disease, not just the signs and symptoms. As these diseases are common and current therapies are of limited effectiveness, we believe that our strategy represents a significant opportunity to create better medicine with major potential in the global marketplace.

We believe that deCODE’s advantage derives from our unique competence in human genetics and the ability to apply our findings directly to drug and diagnostic development. In Iceland, we have comprehensive population resources that enable our scientists to isolate key genes and gene variants contributing to common diseases. The proteins encoded by these genes, and other proteins with which they interact in the disease pathway, offer drug targets that we believe are directly involved in the onset and progression of disease. Because these genes affect disease risk by up regulating or down regulating the activity of common biological pathways relevant to the population as a whole, drugs that can modulate the activity of these pathways may have broad potential medical utility. Moreover, these pathways often provide biomarkers that can be used to assess the efficacy and appropriate progressing of a compound from preclinical to mid-stage clinical testing. We are also applying our findings to create DNA-based clinical diagnostic tests for risk prediction. Because such tests analyze the same links between genetic variation and disease that we have used to identify drug targets, they can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug.

Through our chemistry and structural biology units, based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group, which has expertise in drug and disease modeling, designs and implements our clinical trials. We actively explore in-licensing and co-development opportunities, and in certain programs have brought directly into clinical trials compounds that address targets we have identified through our genetics research, but which were originally developed by other companies for other indications. deCODE also leverages its genotyping and product development infrastructure to offer services to fee-paying customers.

At the beginning of 2007, we are analyzing the results from a Phase IIa clinical trial for DG041, our developmental lesion-specific anti-platelet compound for arterial thrombosis. This study, which is examining safety, tolerability, and the effect of various dose levels on biomarkers of platelet activation in patients with peripheral artery disease, builds upon the results of our previous clinical work indicating that DG041 can effectively inhibit platelet aggregation without increasing bleeding time. We expect to initiate a second phase II study in patients with other vascular disease by year end. In our program targeting the leukotriene pathway for the prevention of heart attack, we have completed a Phase I single dose-ranging study for  our developmental compound DG051, showing it to be safe and well-tolerated in the doses tested; to have a pharmacokinetic profile that supports its suitability for once-a-day dosing; and to lower in a dose-dependent manner, levels of leukotriene B4, the pro-inflammatory biomarker that deCODE believes confers the increased risk of heart attack through this pathway. deCODE is completing a multiple-dose Phase I trial for DG051 in the first quarter of 2007 and expects to begin Phase II testing by year end. We are currently reformulating the tablets for DG031, our Phase III compound for the prevention of heart attack, and expects to be in a position to restart its Phase III testing by year end or the first quarter of 2008. deCODE is conducting drug discovery work on its targets in stroke and vascular disease, the most advanced of its preclinical programs.

We expect to receive CLIA-certification of the deCODE Diagnolstics Laboratory by end of Q1 2007 and thereafter, to begin offering our first DNA-based clinical diagnostic test, for risk of type 2 diabetes.

deCODE is a Delaware corporation, incorporated in 1996. Our principal executive offices are located at Sturlugata 8, Reykjavik, Iceland. Our telephone number is +354 570-1900 and our website address is www.decode.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains on internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

References in this report to deCODE, the “Company”, “we” and “us” refer to deCODE genetics, Inc., a Delaware company, and its wholly owned subsidiaries, Islensk erfdagreining ehf., an Iceland company registered in Reykjavik,, and its subsidiaries, and  Medichem Life Sciences, Inc., a Delaware corporation, and its subsidiaries.

Our target discovery programs and drug development pipeline

We have actively studied the genetics and pathology of over 50 different common diseases using our population genetics approach. Our clinical and pre-clinical programs are based upon our discoveries of gene variants associated with increased risk of developing a disease. We and independent researchers routinely validate our gene discoveries in populations outside of Iceland. We use a variety of biological methods to gain an understanding of how the genes we discover affect the disease process, and the proteins encoded by these genes, or others in the pathway, serve as our drug targets. This information, along with medical and business considerations, is used to prioritize our drug discovery and development efforts.

Based on our findings and prioritization criteria we are actively pursuing target discovery, pre-clinical and clinical development in several different indications. Our most advanced programs are already in clinical trials and are listed in the following table. Squares indicate the phases in which at least one clinical trial has been completed and dates reflect the earliest expected time based on deCODE’s own expectations that the compound may enter the next phase of clinical trials.

Therapy area	Compound	IND	Phase I	Phase II	Phase III
Cardiovascular
Heart attack	DG031	■	■	■	Reinitiate Q407 Q108
Heart attack	DG051	■	■	2H07
Arterial thrombosis (heart attack, stroke)	DG041	■	■	■ Additional Ph. II Studies 2H07
Inflammatory
Asthma	CEPH-1347	■	■	■

In addition to late stage programs in drug discovery and development, deCODE is actively pursuing gene discovery and target validation in the following programs: addiction to alcohol, addiction to nicotine, Alzheimer’s disease, anxiety, atopy/allergy, atrial fibrillation, autism, benign prostatic hypertrophy, coronary artery restenosis, endometriosis, hypertension, infectious diseases, migraine, type 2 diabetes, osteoporosis, deep vein thrombosis, Parkinson’s disease, restless legs syndrome, preeclampsia, endometriosis, psoriasis,  rheumatoid arthritis, schizophrenia, vascular disease/stroke and several forms of cancer. These programs provide us with drug and diagnostic targets, and we will take the programs forward based on commercial potential and our priorities and resources.

Our strategy and approach: From genes to drugs

The focus of deCODE’s business strategy is the discovery and commercialization of novel therapeutics and DNA-based diagnostics based upon our gene discoveries. We believe our population approach and unique competence in human genetics give us a competitive advantage, one which we are able to apply across the breadth of drug development, from target discovery through clinical trials.

Human genetics offers several advantages as a foundation for developing better medicine. We believe most drugs today are compounds that are aimed at treating the symptoms of disease, seldom the underlying causes. The reason is that to date the basic biology and pathogenesis of most of the big public health challenges—such as heart attack, stroke, obesity, diabetes or asthma—are poorly understood. These diseases are common and complex, and arise due to the interplay of both genetic and environmental factors. Human genetics offers a means of unraveling this complexity and a window into the biology of disease. Through the identification of key genes involved in predisposition to a given disease, it is possible to study the proteins these genes encode and to develop an understanding of the biological pathway of the disease. Drugs targeting key elements in the pathway may be able to effectively disrupt the disease process. Diagnostics that test for at-risk gene variants may enable a better understanding of an individual’s likelihood of developing a disease, and can be used to develop more effective disease prevention regimes. Such tests may also be useful for identifying those who may derive particular benefit from a certain drug therapy.

deCODE has put together a unique set of resources for finding genes that contribute to risk of common diseases. These include a genealogy database linking together the entire current-day population; detailed genetic and medical information from the more than 110,000 Icelanders (55% percent of the adult population) taking part in one or more of our research programs; and proprietary bioinformatics and statistical tools to correlate information on disease with specific genetic variations. To confirm its findings throughout the world, deCODE has samples and medical information from over 120,000 patients from the U.S., Europe, and Asia.

Unlike companies studying predetermined genes, gene expression patterns, or genes in animal models, deCODE’s approach allows for a virtually hypothesis-free discovery process that can pinpoint key inherited causes of human disease in a human population. This discovery engine has enabled deCODE to isolate key genes involved in more than a dozen common diseases in several major therapeutic areas including myocardial infarction, stroke, type 2 diabetes, asthma, prostate and breast cancer, and schizophrenia. deCODE’s discoveries are routinely replicated by independent research groups in many populations around the world. In the latter half of 2006 alone, published studies based upon our work in myocardial infarction, stroke, type 2 diabetes and schizophrenia have replicated our gene discoveries in dozens of populations and validated the biological pathways modulated by the proteins coded for by these genes. For example, our type 2 diabetes gene, TCF7L2, has now been confirmed in multiple independent populations.

These capabilities drive an approach to drug discovery that sets deCODE apart from other companies. Genes affect biology by encoding proteins, and the genes deCODE has linked to increased risk of disease make proteins which, by definition, represent potential drug targets rooted in key biological pathways underlying these diseases. Moreover because these genes are linked to the common forms of disease, they confer risk not by encoding dysfunctional proteins but by up regulating or down regulating the activity of a biological pathway. They identify individuals who are at one end of a spectrum of risk that encompasses the population as a whole. Drugs that can safely and effectively regulate the activity of these pathways therefore have broad potential utility. This is a paradigm similar to that used in the development of the statins. In that case the most pressing medical need was to lower the cholesterol levels of those with severely elevated LDL; however it has now been shown that these drugs also reduce risk of cardiovascular disease in those with average LDL levels.

deCODE’s approach enables development of drugs to be used along with genetic information on the target and its effect, for both to be used analogus to the statin model and at the same time the genetic information and associated biomarkers that can be used to assess the efficacy of a compound from preclinical to midstage clinical trials. This enables trials that are smaller and more efficient than traditional trials, and the results can be applied to understand not just whether people respond to a drug but who responds best and why. We believe this offers a means for better managing risk in the development process, for lowering cost and maximizing the patient benefit from and market potential of new drugs.

deCODE has demonstrated its ability to identify novel therapeutic targets and compounds in major therapeutic indications. We have also shown that we can efficiently advance these compounds into and through mid-stage clinical trials providing a clear and detailed association to the biology of disease. Our biology group works to elucidate how a target—usually the protein made by a disease gene—influences the pathway, and can then screen compound libraries to identify molecules to address the target. The chemistry group then carries out lead-compound optimization and manufactures small-molecule drug candidates for use in preclinical and clinical studies. Structure based-design using structures of protein target with or without drug candidate, solved by our structural biology group, accelerates development of high-potency drugs. deCODE’s product development group, utilizing the latest techniques in drug and disease modeling and simulation, designs and conducts our clinical trials, utilizing both compounds deCODE has discovered as well as third-party compounds which effectively address deCODE targets but which have been developed by other companies for other indications.

This comprehensive infrastructure for drug discovery and clinical development allows deCODE to pursue product development in-house; to partner projects on favorable terms; and to pursue in-licensing and co-development opportunities for existing compounds with specific qualities we wish to see in a developmental drug. At the same time, we are also leveraging our capabilities in genotyping, structural biology and chemistry to generate revenue in the near-term through our fee-for-service offerings.

Our clinical .programs

The descriptions below of our clinical development programs illustrate what we believe to be the advantages of our approach for making better drugs.

DG031 and DG051 for the prevention of heart attack

Our program in heart attack (also called myocardial infarction or MI) is an example of how our population genetics approach is pointing the way toward the discovery and development of new drugs targeting the root biological causes of common diseases.

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

Through a population-based, genome-wide study involving hundreds of heart attack patients from across Iceland, deCODE scientists discovered common variants in the gene encoding FLAP, or 5-lipoxygenase activating protein, that confer a nearly twofold increased risk of the disease. This represents a risk at least as great as elevated cholesterol. The FLAP protein regulates the synthesis of leukotrienes, molecules known to be potent drivers of inflammation. Our functional studies showed that the at-risk variants of the FLAP gene led specifically to increased production of leukotriene B4 (LTB4) which is a pro-inflammatory molecule. LTB4 is produced by cells in the atherosclerotic plaques that build up inside artery walls. Inflammation in plaques contributes to their instability and propensity to rupture, the event directly preceding most heart attacks.

Our isolation of the FLAP gene therefore provided compelling evidence that we had identified a basic mechanism increasing risk of heart attack. Further research in genetics and biology added weight to this discovery. We found that individuals who had previously suffered a heart attack but who did not have one of the at-risk versions of the FLAP gene also produced more LTB4 than do people with no history of heart disease. This finding supports our belief that we have identified a major biological process involved in heart attack in general—and a pathway through which both genetic and environmental risk factors act.

deCODE scientists also isolated another gene further down the leukotriene pathway from FLAP, one variant of which, referred to as HapK, confers increased risk of heart attack. The protein encoded by this gene, the leukotriene A4 hydrolase (LTA4H), is directly involved in producing LTB4. In line with the functional work on the at-risk variants of the FLAP gene, HapK appears to confer increased risk of heart attack by increasing the production of LTB4. The role of the at-risk versions of both the FLAP and LTA4H genes in increasing risk of heart attack has been confirmed in studies in Europe and the United States.

These findings have pointed us to a novel, direct and potentially powerful therapeutic approach for preventing heart attack: inhibiting the activity of the branch of the leukotriene pathway that produces LTB4. In October of 2003, deCODE in-licensed a compound from Bayer AG, now known as DG031, that inhibits leukotriene synthesis through its binding to FLAP. Because of the extensive safety and clinical data already gathered on the compound through previous clinical testing in another indication, in-licensing enabled us to advance directly into Phase II clinical testing. Our Phase II clinical studies demonstrated that DG031 was well-tolerated and reduced production of LTB4 in a dose-dependent manner. This effect was seen on top of the effects of the current standard of care, which included statin therapy for a majority of patients in our trials.

The Phase II program thus demonstrated that DG031 can effectively help correct the biological process through which genetic predisposition to heart attack manifests itself. Moreover, the nature of this process has an important bearing on the therapeutic potential of DG031 and other compounds targeting the products of disease genes in common diseases. In our work in heart attack, as in virtually all of the programs in which we have identified genes, genetic susceptibility appears to act primarily by either up regulating or down regulating the activity of an important biological pathway. That is, the genetic variants correlated with common diseases appear to push individuals to one extreme or other of what is probably a normal distribution of the activity of a given biological pathway. We believe that this is the reason why in many instances we find both at-risk and protective variants of the same genes. This is important from a therapeutic perspective because it means that while it may be most efficient and of greatest immediate medical benefit to first develop such treatments for those at highest risk, in order to bring them down the risk spectrum, the eventual therapeutic goal from a public health perspective may be much broader: to bring everyone, even those at “average” risk, down to the risk profile of those who are least likely to suffer the disease.

In May 2006 we began a Phase III clinical trial for DG031. The trial was a multicenter Phase III study focusing on African Americans who carry HapK and have a history of heart disease. The primary endpoint of the trial is to measure DG031’s effectiveness in reducing the composite endpoint for cardiovascular death, non-fatal heart attack, stoke, hospitalization for heart attack and the need for urgent revascularization. In October 2006, we temporarily suspended this trial due to an unexpected formulation problem with the tablets. In routine testing of clinical supplies we discovered that, over time, the drug tablets appeared to dissolve more slowly, potentially providing lessening amounts of active drug the longer they were stored. This phenomenon raised the possibility that as the trial progressed patients would be receiving too little drug, undermining the trial’s chances of success. The company is currently reformulating the compound to resolve this issue and expects to be in a position to re-initiate Phase III testing by year end or the first quarter of 2008.

As a follow-on to DG031, we are developing DG051, an inhibitor of LTA4H, a different target in the leukotriene pathway.  DG051, discovered by deCODE’s chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. In December 2006 we completed a single-dose ranging Phase I study, the results of which demonstrated that DG051 was safe and well tolerated at all doses tested, has a pharmacokinetic profile suited for potential once-a-day dosing, and that it significantly reduces LTB4 levels in a concentration-dependent manner. We initiated a multi-dose ranging Phase I study early in the first quarter of 2007 and anticipate beginning a Phase II trial by year end.

DG041 for the treatment of arterial thrombosis

DG041 is deCODE’s novel anti-platelet compound being developed to offer a lesion-specific means of preventing arterial thrombosis. The market for drugs for arterial vascular diseases is increasing rapidly due to the aging of the population in the industrialized world. In the United States alone, approximately eight million people have been diagnosed with peripheral artery disease (PAD), over 30 million with coronary artery disease (CAD); and more than 5 million have suffered stroke. The antiplatelet and antithrombotic drug market currently exceeds $10 billion in annual worldwide sales and is expected to grow to $19 billion by 2010 as referenced in the Cowen and Company, LLC, Therapeutic Categories Outlook, October 2006. The current oral therapies for the treatment of these diseases include aspirin and platelet ADP receptor inhibitors, including clopidogrel (Plavix).

DG041 is a novel, first-in-class, orally-administered small molecule anti-platelet compound developed by deCODE and which we have shown to be a selective and potent antagonist of the EP3 receptor for prostaglandin E2 (PGE2). deCODE identified EP3 as a target through its population genetics research linking variations in the gene encoding EP3 to increased risk of various vascular diseases including stroke, MI and PAD. PGE2 amplifies platelet aggregation stimulated by collagen, adenin di-phosphate (ADP) or a thromboxane receptor agonist. PGE2 is produced by inflammatory cells in atherosclerotic plaques and may therefore increase the likelihood of an inflammatory-mediated thrombosis over plaque lesions. By selectively inhibiting the inflammatory pathway in platelet amplification and subsequent aggregation mediated by PGE2, DG041 may prevent thrombosis where it is needed—over atherosclerosis plaques. Development results to date suggest DG041 is well tolerated and appears to be essentially lesion-specific inhibiting platelet aggregation (demonstrated in vitro and ex vivo) involved in inflammatory mediated thrombosis, but without increasing bleeding time. Therefore, this novel anti-platelet agent may have a better benefit to risk profile than current agents and may be useful either alone or in combination with other anti-platelet agents.

DG041 is currently in Phase II clinical development. At the end of 2006, deCODE completed a Phase IIa clinical trial that enrolled approximately 150 cardiovascular patients with and without the EP3 genetic risk variant. The patients were given two dose levels of DG041 versus a placebo for thirty days. The dose-ranging trial is designed to evaluate safety and efficacy using biomarkers related to atherosclerosis to evaluate its efficacy in platelet inhibition. The study is evaluating plasma levels of the biomarker pVASP

(vasodilator stimulated phosphoprotein), which measures the degree of platelet activation. In addition, a pharmacokinetic/pharmacodynamic analysis is being performed using the data from this study. This is also the first study in which DG041 was administered to a significant number of patients also taking aspirin. The company expects to release top-line results from the Phase IIa trial by the second quarter of 2007.

Our clinical programs:  Third party compound in asthma

In 2006, deCODE completed a Phase II clinical trial in asthma of Cephalon, Inc.’s compound CEP-1347. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma. In the Phase IIa trial we found that the compound had a dose-related effect on both lung function and biomarkers associated with lung inflammation and severity of disease in patients with asthma who were already being treated with inhaled corticosteroids and long-acting beta agonist (LABA). Cephalon is currently evaluating the next steps in development for CEP-1347.

Diagnostics

Diagnostics represent an additional avenue for generating medical and commercial value from our genetic discoveries. Since genetic variants linked to disease are by definition markers of disease susceptibility, we can apply the same findings we employ in our drug discovery efforts to the development of DNA-based diagnostic tests. We believe that such tests may be useful as a means for identifying patients who are at a particularly high risk of a given disease, and those who are likely to respond well to drugs that target the same disease pathway.

We believe that DNA-based diagnostic tests are a new tool for improving disease prevention, and that they will be used in tandem with existing approaches to increase the success of prevention efforts. Common diseases occur at the interface of genes and the environment, as both inherited as well as lifestyle and environmental risk factors play important roles in the disease process. Carrying a genetic risk variant for a common disease does not mean that one will necessarily develop the disease; and not having a certain risk variant does not eliminate all risk of developing the disease. Rather, in the common diseases, genetic risk variants impact the likelihood that one may develop a given condition. Understanding this inherited risk is empowering information with potentially important clinical utility, as it is possible to take preventive action—through lifestyle modification or by taking certain medications—to minimize the likelihood of an inherited predisposition ever developing into a disease. This is similar to the approach that is taken to address other risk factors for common diseases, such as high cholesterol, which is commonly treated using statin drugs to lower the risk of heart disease if dietary change is not enough.

The first genetic test deCODE plans to offer is to determine risk of type 2 diabetes so that a patient and his/her doctor may attempt to prevent its onset. The test measures a variant in the TCF7L2 gene that deCODE has tightly associated to increased risk of type 2 diabetes (T2D). deCODE’s analysis of cohorts from Europe and United States found that individuals who have two copies of this risk variant have more than double the average risk of developing T2D. This discovery has thus far been replicated in published studies in at least 25 independent populations and multiple ethnic groups by various research groups around the world. Additional support for the clinical utility of this discovery comes from analysis of data from a U.S. government-sponsored clinical trial, which prospectively studied prediabetics (that is, individuals with blood glucose levels that are intermediate between normal and type 2 diabetes) and their progression to type 2 diabetes. About a third of prediabetics in this study progressed to type 2 diabetes within 3 years. However, among prediabetics who carried two copies of the gene variant in the deCODE diabetes test, the risk was substantially greater—1.8 fold compared to those who were negative for the test. Weight loss and drug treatment with either metformin or glitazone drugs have been shown to reduce progression rates of prediabetics to T2D. Therefore, this genetic test may be clinically useful as a means to help physicians to decide which prediabetics they wish to treat more aggressively either through lifestyle change or through drug treatment.

deCODE expects to have a certified reference laboratory ready to offer DNA testing services early in the second quarter of 2007. deCODE and Illumina, Inc., have also established a partnership to develop FDA-approved DNA diagnostic test kits based upon deCODE’s gene discoveries in heart attack, type 2 diabetes and breast cancer, utilizing Illumina’s Vericode clinical genotyping platform.

Drug discovery and development services

In order to offset the cost of maintaining its proprietary drug development infrastructure, deCODE utilizes its capabilities in chemistry, structural biology and clinical trials to offer contract services to fee-paying customers, principally pharmaceutical and biotechnology companies.

•       Our chemistry subsidiary, deCODE chemistry, Inc., based in Woodridge, Illinois, provides a full range of drug discovery technology and services using multiple integrated high-throughput technologies to streamline the drug discovery process.

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

Additional service offerings

At our research facility in Reykjavik, we have one of the largest and most advanced genotyping laboratory in the world. We have extensive expertise in microsatellite genotyping and also conduct genome-wide single nucleotide polymorphisms (SNP) association analyses, utilizing the Illumina platform. We utilize these capabilities both for in-house gene discovery work and contract genotyping services to fee paying customers. We have in place efficient, automated systems for all stages of the genotyping process, from DNA isolation and amplification to plate preparation and the generation, storage and analysis of volumes of genotypic data. Our customers for genotyping services include pharmaceutical companies, research consortia and academic institutions.

Significant Collaborations

F. Hoffmann-La Roche (Roche).

Therapeutics.   In 2002, we entered into an agreement with Roche to collaborate on four diseases that had been the subject of an earlier collaboration with Roche. Under this agreement, which expired on February 1, 2005, we are entitled to receive royalties on the sales of any drugs that are developed coming out of work conducted under this alliance. Under this agreement we discovered genes linked to diabetes and Roche continues drug discovery based on one of these discoveries. We may receive milestone payments if Roche advances compounds through the development process as well as royalties on successfully marketed drugs.

In November 2004, we signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under the agreement, as of the end of 2006, we received $4.0 million of research funding. We and Roche will share drug discovery and clinical trials costs under this agreement, and we may receive an additional $2.0 million of research funding over the remaining term of the agreement as well as milestone payments and royalties based on drug sales.

Merck & Co, Inc. (Merck).

Obesity.   In September 2002, we entered into an alliance with Merck aimed at developing new treatments for obesity. The research and development portion of the agreement expired in September 2005. Under this agreement we discovered three genes linked to obesity, and Merck has generated lead series of compounds against one of the targets we have validated through our genetics research. We may receive milestone payments if Merck advances compounds developed under the alliance through the development process, as well as royalties on successfully marketed drugs.

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

National Institute of Allergy and Infectious Diseases (NIAID).

In September 2004, we were awarded a five-year $23.9 million contract by the NIAID, part of the U.S. National Institutes of Health. Under the contract, we are applying our population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. The University of New Mexico is working with us to conduct functional validation of biological pathways discovered through our genetic research. The National Center for Genome Resources is providing bioinformatics resources to make study information and results available to the scientific community.

Bayer HealthCare AG (Bayer).

In 2003, Bayer granted us an exclusive worldwide license to develop, make and sell DG031. Under the agreement, we will pay Bayer milestone payments upon the achievement of specified developmental milestones and royalties on sales of the drug.

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

Accordingly, we actively seek patent protection in the United States and other jurisdictions to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. These include, among other things, the compounds that we invent and will develop as potential drugs, the genes and related drug targets we discover; mutations and variants of genes and related processes; new uses of existing third party compounds that may be used to manipulate those genes, mutations and drug targets; technologies which may be used to discover and characterize genes; therapeutic or diagnostic processes, tests and other inventions based on those genes; as well as methods developed in our biostructures and pharmaceutical groups for the discovery and development of drugs. As of year-end 2006, we had approximately 32 issued U.S. patents and approximately 11 issued patents in non-U.S. jurisdictions. We also had approximately 57 pending patent applications in the U.S. as well as approximately 95 PCT national patent applications in non-U.S. jurisdictions that we have deemed to be of commercial interest.

We have filed a series of composition of matter type patent applications for the compounds we have discovered ourselves and are the main focus of our pre-clinical and clinical development, including DG041 and DG051.

We have licensed from Bayer a composition of matter patent and a manufacturing process patent for DG031. The licensed patents expire in 2009 and 2012, respectively.

We have also filed additional patent applications that claim specific uses of DG031 and other compounds with similar mode of action, and methods for selecting those patients that we believe are most likely to benefit from administration of those compounds due to their specific genetic composition. Such patents covering approved uses of DG031, if issued and found to be valid and enforceable, could extend the life cycle of DG031 for several years beyond the expiry of the patents that we licensed from Bayer. However, it is not certain that such patents will ultimately be issued, and even if issued, that they will be enforceable in infringement proceedings before the courts.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, provides for the restoration of up to 5 years of patent term for a patent that covers a new product or its use, to compensate for time lost from the effective life of the patent due to the regulatory review process of the FDA. An application for patent term restoration is subject to approval by the U.S. Patent and Trademark Office in conjunction with the FDA. While the composition of matter patent we licensed from Bayer that expires in 2009 would be eligible for patent term restoration, because we do not expect to receive FDA approval for DG031 prior to the expiration of the term of this patent, we will not benefit from applying for patent restoration with respect to that patent since any such restoration would run concurrently with any NCE marketing exclusivity we obtain, as discussed in the next paragraph. The manufacturing process patent we licensed from Bayer is not eligible for patent term restoration.

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

Other jurisdictions have statutory provisions similar to those of the Hatch-Waxman Act, that afford both patent extensions and market exclusivity for drugs that have obtained market authorizations, such as European Supplementary Protection Certificates that extend effective patent life and European data exclusivity rules that create marketing exclusivity for certain time periods following marketing authorization. European data exclusivity is more generous than the equivalent NCE marketing exclusivity in the U.S., providing exclusivity for as long as 11 years. We believe that if we obtain marketing authorization for DG031 in Europe or other jurisdictions with similar statutory provisions, DG031 may be eligible for patent term extension and marketing exclusivity under these provisions and we plan to seek such privileges.

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

Among the conditions for NDA approval is the requirement that the prospective manufacturer’s operating procedures conform to cGMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor’s third party contract manufacturers)

must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply a product for use in the United States, foreign manufacturing establishments also must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain other countries under reciprocal agreements with the FDA.

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

Most Class I devices and some Class II devices are exempt from FDA premarket review. Most Class II devices and some Class III devices require FDA review and clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (FDC Act) prior to marketing. A 510(k) notification must demonstrate that the device is substantially equivalent to a predicate device, which is a device marketed prior to 1976 or to a marketed device shown to be substantially equivalent under the 510(k) notification process. In addition, Class II devices are subject to special controls, such as performance standards, patient registries, and FDA guidance. Class III devices, and devices determined to be not substantially equivalent to a predicate device, require FDA approval of a premarket approval application (PMA) prior to marketing. A PMA must contain manufacturing data, pre-clinical data, and data from clinical testing that demonstrates the device is safe and effective for its intended use. The FDA may refer a PMA for review by an advisory panel of outside experts for a recommendation regarding approval. FDA approval of the PMA is required prior to marketing and distribution. The FDA may impose conditions of approval or restrictions on the sale, distribution, or use of the device.

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

Clinical laboratory tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called “home brew” tests. Most home brew tests currently are not subject to premarket review by FDA.   The DNA-based diagnostics we propose to offer, starting with our test for risk of type 2 diabetes, will be home brew tests. As a clinical laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

We operate under CLIA accreditation standards. To renew our CLIA certificate, we are subject to survey and inspection every two years to assess compliance with program standards. The standards applicable to the testing which we perform may change over time. We cannot assure you that we will be able to operate profitably should regulatory compliance requirements become substantially more costly in the future.

If our laboratory is out of compliance with CLIA requirements, we may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanction, our business could be harmed.

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

Employees

As of December 31, 2006, deCODE and all of its subsidiaries employed 429 full-time staff. Of the total number, approximately 143 were employed in the United States and 286 in Iceland. More than 97 held Ph.D. or M.D. degrees and approximately 362 held college degrees. 334 employees were engaged in, or directly supported, research and development activities, of whom 281 worked within the laboratory facilities and 53 held positions associated with the development and support of informatics. 64 employees were engaged in various professional support functions such as Finance, Business Development, Legal, Communications, Human Resources and Clinical Collaborations, and 31 were employed in administrative support, facilities management, cleaning and security. In addition, we utilized part-time employees and outside contractors and consultants as needed and plan to continue to do so.

Certain Financial Information

Research and Development and Cost of Revenue Expenses

Our cost of research and development for 2006, 2005 and 2004, was $57.1 million, $43.7 million and $24.9 million, respectively.

Our cost of revenue for 2006, 2005 and 2004, was $42.7 million, $37.3 million and $43.4 million, respectively. Our cost of revenue, includes costs incurred in connection with collaborative programs and represents our customer-sponsored research and development activities.

Geographic Information

Long-lived assets located in the United States and Iceland were $25,356,000 and $20,457,000, respectively at December 31, 2006 and $26,231,000 and $13,494,000, respectively at December 31, 2005.

Revenues attributed to the United States and to Iceland were $16,816,000 and $23,694,000, respectively, for 2006, $15,486,000 and $28,469,000, respectively for 2005, and $13,680,000 and $28,447,000, respectively, for 2004.

Significant Customers

Historically, a substantial portion of deCODE’s revenue has been derived from contracts with a limited number of significant customers. Roche accounted for approximately 17%, 23% and 30% of the company’s consolidated revenue in 2006, 2005 and 2004, respectively. Merck accounted for approximately 3%, 15% and 22% of the company’s consolidated revenue in 2006, 2005 and 2004, respectively. Divisions of the National Institute of Health (NIH) represented 33%, 13% and 1% of consolidated revenue in 2006, 2005 and 2004, respectively. The loss of any significant customer may significantly lower deCODE’s revenues which could affect the resources available to support our drug discovery programs.

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

Risks Related to Our Development of DG031

Suspension of our Phase III trial for DG031 may delay the completion of the trial and possible commercialization of the drug, which may hurt our future financial results.

On October 5, 2006, we announced that we were voluntarily suspending our Phase III clinical trial for DG031 in order to address an unexpected formulation problem with the tablets being used in the trial. We cannot guarantee that we will be able to reformulate the tablets successfully. While we are working to resolve this issue with a view to resuming the trial by year end or the first quarter of 2008, because the resumption of the trial is dependent on successful reformulation and the execution of new agreements with various service providers in connection with the trial, we cannot provide assurance that we will meet this goal and we cannot predict with certainty when, if at all, the trial will resume; however, the suspension will cause the trial to exceed the minimum 36 months duration from the recruitment of the first patient that we previously estimated. This delay in the development of this drug could adversely impact our financial results and commercial prospects.

The Phase III clinical trial for DG031 will require the recruitment of patients based on ethnicity and haplotype status; upon re-initiation of the study, recruitment rates could still be lower than we expect, the trial may be delayed and our commercial prospects may be hurt.

In our Phase III clinical trial for DG031, we were originally testing the hypothesis whether African American patients who (a) carry the HapK haplotype in LTA4H and (b) have experienced a hospitalization and/or admission for procedures and testing for unstable angina or myocardial infarction will experience reduced rates of acute cardiovascular events when treated with DG031, as compared to placebo on top of concomitantly administered standard of care. In order to recruit a sufficient number of patients to obtain statistically significant evidence for the efficacy of DG031, we require the participation of a large number of African American patients willing to be tested for haplotype status and to participate in the clinical trial for at least 12 months. Many factors outside our control may reduce the willingness of patients to be tested and participate in the clinical trial. Based on experience gathered to date, we are evaluating the strategy for patient recruitment and will consider alternative enrollment strategies based on haplotype status that would accelerate the overall enrollment plan. This will require discussions with the United States Food and Drug Administration (FDA) and agreement on strategy through the Special Protocol Assessment process. However, upon re-initiation of the study, we may fail to recruit a sufficient number of patients in a timely manner, the trial may be delayed or we may fail to show the efficacy of the drug. This may delay or prevent the marketing approval of DG031, which could adversely impact our financial results and commercial prospects.

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

If DG031 is approved by the FDA, we may have marketing exclusivity for only a limited term.

The patents we licensed from Bayer for DG031 expire in 2009 and 2012. While we will seek to obtain one or more use patents protecting our proprietary rights to specific uses of this compound for a longer period, we cannot be certain that we will obtain such patents or that they will adequately protect us. In addition, although we may seek to obtain 5 year marketing exclusivity under the Hatch-Waxman Act and equivalent foreign statutes, we cannot be certain that we will be successful. We expect we will not obtain regulatory approval for DG031 before the composition of matter patent we licensed from Bayer expires in 2009. Accordingly, if we cannot obtain new patents or obtain 5 year marketing exclusivity, the amount of revenues that we will be able to derive from an approved product based on these patents may be adversely affected.

Risks Related to Our Diagnostic Tests

We may not derive revenues from our diagnostic tests

We are developing DNA-based diagnostic tests and expect to offer a DNA-based diagnostic test for risk of type-2 diabetes in 2007. Our ability to derive revenues from this test will depend, among other things, on certification of our reference laboratory under the Clinical Laboratory Improvement Amendments of 1988 by the State of New York and our continued compliance with applicable regulatory requirements and on acceptance of the test by physicians.  In addition, we do not expect that third-party insurance or other reimbursement will be available for the test. Accordingly, unless patients are willing to pay for the test themselves, we will not be able to market it successfully. As a result of these factors, we cannot predict whether or not we will be able to derive revenues from this test.

Risks Related to Our Business

If we are not successful in our pending litigation regarding misappropriation of trade secrets and breach of related non-competition, non-solicitation and non-disclosure agreements, our ability to protect our confidential information and to enforce non-competition and non-solicitation agreements against former employees may be impaired, which could adversely affect our business and prospects.

On August 4, 2006 we commenced an action in the U.S. District Court for the Eastern District of Pennsylvania against five former employees for misappropriation of our trade secrets and intellectual property, related breach of non-competition, non-solicitation, and non-disclosure provisions of their employment agreements, and violation of the federal Computer Fraud and Abuse Act in connection with their employment by The Children’s Hospital of Philadelphia (CHOP). It is possible that a judgment against us with respect to our allegations of trade secret misappropriation may negatively affect our ability to protect some of what we consider to be our confidential information under the law of trade secrets. Also, it is possible that a judgment against us with respect to the non-competition, non-solicitation, or non-disclosure agreements with the individual defendants (1) would allow the defendants to engage in competition with us, (2) may cause other current or former employees to test the validity of their non-competition, non-solicitation, and non-disclosure agreements when they might otherwise have refrained from doing so, or (3) may cause other institutions besides CHOP to hire our current or former employees when they might otherwise have refrained from doing so. Any of these events could impair our ability to compete for collaborative arrangements, for access to DNA samples or for product or technology licensing arrangements and ultimately could adversely affect our ability to develop and market products.

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

We incurred a net loss of $85.5 million, $62.8 million and $57.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and had an accumulated deficit of $535.7 million at

December 31, 2006. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, from sales of Emerald BioSystems products and instruments, and grant funding. Our research and development expenditures and selling, general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate, or if the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

If our assumption about the role of genes in diseases is wrong, we may not be able to develop useful products.

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

In order to conduct clinical trials and to market our drugs, we will have to develop methods to produce these drugs using approved methods and at commercially viable rates.

In order to conduct clinical trials and ultimately to market any drugs we may develop, we or our third party contractors will need to obtain chemicals and components, and in some cases licenses for proprietary formulation technology, necessary for the manufacture of the products from third parties.  We or our contractors will then need to implement the necessary technology in order to produce the drugs to exacting standards set by us and the regulatory bodies. This is an uncertain and time consuming process, and any disruption in it may delay or harm our ability to continue clinical development. For drugs which have reached the last stage of clinical trials, we or our contractors will have to develop methods to scale up the production of the drug at commercially viable rates  If we are not able to scale the process in a timely manner or do not have the ability to produce the drug economically, we may not be able to enter the market with a viable product. This would harm our financial and commercial prospects.

If we cannot successfully form and maintain suitable arrangements with third parties for the manufacturing of the products we may develop, our ability to develop or deliver products may be impaired.

We have no experience in manufacturing products for commercial purposes and do not have manufacturing facilities that can produce sufficient quantities of drugs for large scale clinical trials. Accordingly, we must either develop such facilities, which will require substantial additional funds, or rely on contract manufacturers for the production of products for development and commercial purposes. In order to conduct our Phase III clinical trial of DG031, we will have to contract with third parties to manufacture a sufficient supply of the drug for the trial and to produce tablets containing DG031 in amounts sufficient for the clinical trial. While we signed contracts with suppliers for the production of DG031 material and tablets for the launch of our Phase III clinical trial and received sufficient materials to initiate the trial, following the reformulation and resumption of the trial, we may fail to secure sufficient supply of the drug in a timely manner over the duration of the trial. Reformulation work may require contracting for new quantities of tablets, and the timing of the manufacturing of such new quantities of tablets, as well as additional testing for stability and other properties of the new tablets, may delay the resumption of the clinical trial

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

•       lack of effectiveness of the product candidate being tested; and

•       regulatory changes.

Even if we obtain positive results from pre-clinical or clinical trials for a particular product, we may not achieve the same success in future trials of that product. In addition, some or all of the clinical trials we undertake may not demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals, which could prevent the creation of marketable products. Our product development costs will increase if we have delays in testing or approvals, if we need to perform more or larger clinical trials than planned, or if our trials are not successful. Delays in our clinical trials may harm our financial results and the commercial prospects for our products. Delays or termination of clinical trials that we conduct for our partners or customers may also harm our financial results as payments under these contracts may be delayed, reduced or curtailed.

Co-development of therapeutic and diagnostic products may be required, and delays in the development and approval of a commercially available diagnostic may delay drug approval or impede market acceptance of the therapeutic product.

The use of some of our therapeutic products may be dependent upon the selection of patients using both clinical and genetic markers. This may require co-development and clinical testing of the therapeutic drug and a related diagnostic product. In the United States, drug approval could be delayed until we successfully obtain FDA approval of the related diagnostic product. In addition, if the diagnostic test cannot be performed on a commercially viable basis, it may impede market acceptance of our approved therapeutic products. To successfully co-develop and market a drug and diagnostic we may also need to establish and maintain successful partnerships with manufacturing and marketing partners for diagnostic products. If necessary partnerships cannot be established or maintained, the development of our therapeutics and/or diagnostics may be delayed or may fail.

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

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Revenue under our alliances with Roche, accounted for approximately 17%, 23% and 30% of our consolidated revenue in the years ended December 31, 2006, 2005 and 2004, respectively. Revenue under our alliances with Merck accounted for approximately 3%, 15% and 22% of our consolidated revenue in the years ended December 31, 2006, 2005 and 2004, respectively. Divisions of the NIH accounted for approximately 33%, 13% and 1% of our consolidated revenue in the years ended December 31, 2006, 2005 and 2004, respectively. Work under our agreement with Merck aimed at developing new treatments for obesity and our 2002 agreement with Roche has been completed.

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

We depend on the willingness of Icelandic volunteers to participate in our genetics research studies. All of the participants in our genetic studies have signed an informed consent form, which gives deCODE permission to process data and blood samples that the participant has donated for research purposes. Participants may at any time revoke this permission by withdrawing their consent. If, for any reason, a substantial portion of participants in our studies were to withdraw their consent, we would not be able to continue population genetic research in some or all of the diseases that we are studying. This would diminish our ability to discover new drug targets and to develop products based on these discoveries. If our ability to use population genetic data is impaired, we also may not be able to fulfill some contractual obligations with our partners.

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

•       our laboratories inaccurately report or fail to report lab results; or

•       our informatics products violate rights of third parties,

then we could be held liable for these eventualities by the regulatory agencies or the drug companies and clinical research organizations with whom we contract or by study participants. We maintain product liability insurance for claims arising from the use of products we are developing in clinical trials conducted by Encode and are covered by the product liability insurance of the drug companies and clinical research organizations for which we provide clinical trial services for claims arising from the use of their products in such trials. Such insurance may be inadequate and in any event would not cover the risk of a customer deciding not to do business with us as a result of poor performance or claims for a customer’s financial loss as the result of our failure to perform our contractual obligations properly.

Use of therapeutic or diagnostic products developed as a result of our programs may result in product liability claims for which we have inadequate insurance.

The users of any therapeutic or diagnostic products developed by us or our collaborators as a result of our discovery or research programs (including participants in our clinical trials) may bring product liability claims against us. Except as described above with respect to clinical trials conducted by Encode and except with respect to our Phase III trial of DG031, we currently do not carry liability insurance to cover such claims. We are not certain that we or our collaborators will be able to obtain such insurance or, if obtained, that sufficient coverage can be acquired at a reasonable cost. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize products.

Our fee-for-service work bears certain risks of liability to our customers.

Our subsidiaries, deCODE chemistry, Inc., deCODE biostructures, Inc., and Emerald Biosystems, Inc., provide services, equipment and products (including software) for third party customers who pay us on a fee-for-service or product basis. In this function, we often synthesize compounds, manufacture active pharmaceutical ingredient material and provide recommendations for research direction for our customers. We also provide contract research services in X-ray crystallographic structure determination of protein-ligand complexes for customers, and often recommend targets to customers based on these determinations. In addition, we sell instruments and software to these customers.

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

On December 31, 2006 we had $218.3 million of outstanding debt as reflected in our balance sheet. Pursuant to generally accepted accounting principles, this amount is net of $24 million original issue discount related to the issuance of $80 million face amount of 3.50% Senior Convertible Notes in November 2006. We may incur additional indebtedness in the future and neither our 3.50% Senior Convertible Notes issued in 2004 nor our 3.50% Senior Convertible Notes issued in 2006 (collectively, the “Notes”) restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We primarily expend and generate cash in U.S. dollars, our functional currency. We also publish our consolidated financial statements in U.S. dollars. Currency fluctuations can affect our financial results because a portion of our cash reserves, our debt and our operating costs are in Icelandic kronas. A fluctuation of the exchange rates of the Icelandic krona against the U.S. dollar can thus adversely affect the “buying power” of our cash reserves and revenues. Most of our long-term liabilities are U.S. dollar denominated. However, we may enter into hedging transactions if we have substantial foreign currency exposure in the future. We may have increased exposure as a result of investments, payments from collaborative partners or the decrease in value of Icelandic kronas.

Our contracts may terminate upon short notice.

Many of our contracts for research services are terminable on short notice. This means that our contracts could be terminated for numerous reasons, any of which may be beyond our control, such as a reduction or reallocation of a customer’s research and development budget or a change in a customer’s overall financial condition. The loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from a contract, could significantly reduce our profitability and require us to reallocate under-utilized physical and professional resources.

Risks Related to Our Collaborative Relationships

If we are unable to form and maintain the collaborative relationships that our business strategy requires, our programs will suffer and we may not be able to develop products.

Our strategy for developing products and deriving revenues from them is dependent, in part, upon our ability to enter into collaborative arrangements with research collaborators, corporate partners and others. We may rely on these arrangements both to provide funding necessary to our product development and to obtain goods and services that we require for our product development. We do not have the capacity to conduct large scale Phase III clinical trials and will rely on partnerships or third party contractors to conduct our Phase III trials, including our Phase III trial of DG031. We will rely on these third parties to provide us with clinical material for the trial and various services necessary to organize and conduct a multi-center, multinational study, as well as other goods and services. We have not entered into contracts for all of the goods and services that will be required upon the resumption of the Phase III trial of DG031. Our arrangement for this and other Phase III trials will be subject to risks described below, with respect to our collaborative relationships.

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

A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field and our other areas of business, including drug discovery and development, is intense and is expected to increase. We have numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, and other government-sponsored entities and companies providing healthcare information products. Our collaborators, including Roche and Merck, may also compete with us. Many of our competitors, either alone or with collaborators, have considerably greater capital resources, research and development staffs and facilities, and technical and other resources than we do, which may allow them to discover important genes or develop drugs based on such discoveries before we do. We believe that a number of our competitors are developing competing products and services that may be commercially successful and that are further advanced in development than our potential products and services. To succeed, we, together with our collaborators, must discover disease-predisposing genes, characterize their functions, develop genetic tests or therapeutic products and related information services based on such discoveries, obtain regulatory and other approvals, and launch such services or products before our competitors. Even if we or our collaborators are successful in developing effective products or services, our products and services may not successfully compete with those of our competitors, including cases where the competing drugs use the same mechanism of action as our products. Our competitors may succeed in developing and marketing products and services that are more effective than ours or that are marketed before ours.

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

Third party reimbursement and healthcare reform policies may reduce market acceptance of our products.

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

The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations are subject to extensive federal and state regulations in the United States and national or supra-national laws and regulations in Europe and other parts of the world. While we have developed and instituted a corporate compliance program based on current best practices, we cannot assure you that we or our employees are or will be in compliance with all potentially applicable regulations and/or laws. If we fail to comply with any of these regulations and/or laws, a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, exclusion from government healthcare programs or other sanctions or litigations.

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

Others may have filed and in the future are likely to file patent applications covering products or technology that are similar or identical to our products and technology. The fact that patent applications of others may not publish until they issue as patents in the United States, or are not published until 18 months after filing in the United States and other jurisdictions may have adverse effect on our own patent filings and business, particularly if they claim subject matter similar to that of our clinical programs. In addition, others may develop competitive products outside the protection that may be afforded by the claims of our patents. We cannot be certain that our patent applications will have priority over any patent applications of others. The mere issuance of a patent does not guarantee that it is valid or enforceable; thus even if we are holding or are granted patents, we cannot be sure that they would be valid and enforceable against third parties. Further, a patent does not provide the patent holder with freedom to operate in a way that infringes the patent rights of others. Any legal action against us or our partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting us to potential liability for damages, require us or our partners to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that we or our partners would prevail in any action or that any license required under any patent would be made available on commercially acceptable terms, if at all. If licenses are not available, we or our partners may be required to cease marketing our products or practicing our methods.

If expressed sequence tags, SNPs, or other sequence information become publicly available before we apply for patent protection on the uses of a corresponding full-length partial gene or associated genetic markers, our ability to obtain patent protection for uses of those genes or gene sequences could be adversely affected. In addition, other parties are attempting to rapidly identify and characterize genes through the use of SNP genotyping, gene expression analysis and other technologies. If any patents are issued to other parties on these partial or full-length genes or gene products or uses for such genes or gene products, the risk increases that the sale of our or our collaborators’ potential products or processes may give rise to claims of patent infringement. The amount of supportive data required for issuance of patents for human therapeutics is highly uncertain. If more data than we have available is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Even with supportive data, the ability to obtain patents is uncertain in view of evolving examination guidelines, such as the utility and written description guidelines that the USPTO has adopted. Moreover, patenting of genes and their uses faces considerable public opposition as demonstrated by the submission of the recent introduction in the U.S. House of Representatives of a bill entitled “Genomic Research and Accessibility Act”, which seeks to ban the practice of patenting genes found in nature. Enactment of this bill into law could adversely affect our abilities to attain patent protection for some of our genetic inventions.

Our patent applications covering DG041 and DG051 have not issued yet as patents.

We have filed composition of matter type patent applications covering DG041 and DG051 in the United States as well as international applications through the Patent Cooperation Treaty. However, these patent applications are in the early stages of patent prosecution before the United States Patent and Trademark Office (USPTO) and we have no certainty or indication from the USPTO that these patent applications will issue as patents. The USPTO is currently facing considerable backlog for examining pending patent applications so considerable time may elapse before we will have more certainty as to the patentability of the compounds. Should the USPTO (or any other national patent offices where we choose to file applications) ultimately reject our patent applications covering these compounds, or should others have filed or obtained issued patent covering the same, the value and potential of these programs for our business would be adversely affected.

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

Risks Related to Investing in Our Common Stock

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

None

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

Our principal executive offices and discovery laboratories in the United States are located in Woodridge, Illinois, and encompass approximately 103,000 square feet with the capability to expand our offices and laboratories to 200,000 square feet. In February 2007, we entered into an agreement regarding the sale and leaseback of this property (land and facilities). Pursuant to the agreement and subject to satisfaction of contingencies, including, without limitation, negotiations of a satisfactory lease, we will sell the Woodridge property and lease it back under a 17 year lease with 2 five year renewal options. Additionally, we occupy approximately a 19,000 square foot leased office and laboratory facility in Bainbridge Island, Washington.

We lease approximately 5,100 square feet of office space in Brighton, Michigan which houses our product development group.

We also lease approximately 750 square feet of office space in Waltham, Massachusetts, for finance and 1,600 square feet of office space in New York, New York for investor relations and corporate communications.

Item 3.                        Legal Proceedings

Other than claims and legal proceedings that arise form time to time in the ordinary course of business which are not material, deCODE has no pending legal proceedings except as follows:

On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws in connection with deCODE’s initial public offering was filed in the United States District Court for the Southern District of New York (the “District Court”) on behalf of certain purchasers of deCODE common stock. The complaint names deCODE, two individuals who were executive officers of deCODE at the time of its initial public offering (the “Individual Defendants”), and the two lead underwriters (the “Underwriter Defendants”) for our initial public offering in July 2000 (the “IPO”) as defendants.

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

In conjunction with the plaintiffs, the settling issuer defendants filed a motion seeking the court’s preliminary approval of the settlement. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 24, 2006, and the District Court reserved decision. On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the District Court’s certification of a litigation class in that portion of the case between the Plaintiffs and the underwriter defendants. Because the Second Circuit’s opinion was directed to the class certified by the District Court for the Plaintiffs’ litigation against the underwriter defendants, the opinion’s effect on the class certified by the District Court for the Company’s settlement is unclear. On January 5, 2007, Plaintiffs filed a petition for rehearing en banc by the Second Circuit. The proposed settlement is pending final approval by the District Court.

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

On August 4, 2006 deCODE commenced an action in the U.S. District Court for the Eastern District of Pennsylvania against five former employees for misappropriation of deCODE’s trade secrets and intellectual property, related breach of non-competition, non-solicitation, and non-disclosure provisions of their employment agreements, and violation of the federal Computer Fraud and Abuse Act. The suit alleges that the defendants, including Hákon Hákonarson, formerly deCODE’s Vice President, Business Development, were recruited, and at least four are currently employed, by the Center for Applied Genomics, a business unit of the Children’s Hospital of Philadelphia (CHOP). Also, the suit alleges that while still deCODE employees and with the knowledge of senior CHOP staff, these defendants copied or sent directly to CHOP deCODE proprietary methods, tools, business plans and research results. CHOP has intervened as a defendant in the case.

deCODE is seeking preliminary and permanent injunctions restraining, among other things, the individual defendants from working at CHOP in any capacity competitive with deCODE for two years, and the individual defendants and CHOP from soliciting our employees for a period of one year and from using or disclosing our confidential information. In addition, deCODE is seeking unspecified amounts of compensatory, special and punitive damages and attorney’s fees.

On August 11, 2006 the court issued a temporary restraining order prohibiting the individual defendants from using, altering, destroying or transferring possession of any information taken from deCODE, and from destroying, using, altering, copying or transferring possession of one or more

250 gigabyte hard drives or any other removable storage devices that contained any deCODE information. On August 22, 2006, the court entered an order extending the temporary restraining order until the court rules on deCODE’s motion for a preliminary injunction. The hearing on plaintiffs’ motion for a preliminary injunction concluded on November 22, 2006. Post-hearing briefs have been submitted. The court has stated that it will schedule a date for argument on the motion, but no date has been scheduled yet for the argument. Accordingly, the temporary restraining order remains in place.

On September 5, 2006 deCODE filed a motion for an order to show cause why defendant Robert Skraban should not be held in contempt for violating the temporary restraining order. On December 1, 2006 deCODE filed a similar contempt motion as to defendant Hákon Hákonarson. The court has not yet ruled on these motions.

On December 13, 2006 CHOP filed counterclaims against deCODE asserting claims for defamation, trade libel, abuse of process, breach of contract, promissory estoppel, intentional interference with prospective contractual relations, and fraud. CHOP’s counterclaims for defamation, trade libel, intentional interference with prospective contractual relations, and fraud are asserted against Dr. Kári Stefánsson as well as deCODE. CHOP’s counterclaims seek unspecified amounts of compensatory, special and punitive damages, and attorney’s fees.

On December 22, 2006 four individual defendants (Hákon Hákonarson, Struan Grant, Robert Skraban and Jonathan Bradfield) filed counterclaims against deCODE asserting claims for defamation, trade libel, abuse of process, breach of contract, promissory estoppel, fraud, breach of implied contract, breach of covenant of good faith and fair dealing, and false light. The individual defendants’ counterclaims for defamation, trade libel, abuse of process, fraud, breach of implied contract, and false light are asserted against Dr. Kári Stefánsson as well as deCODE. The individual defendants’ counterclaims seek unspecified amounts of compensatory, special and punitive damages, and attorney’s fees.

deCODE and Dr. Stefánsson have filed motions to dismiss the counterclaims of CHOP and the individual defendants. The court has not yet ruled upon the motions to dismiss.

If deCODE is required to defend the counterclaims filed by CHOP and the individual defendants, deCODE believes that it has valid defenses to such counterclaims. If the counterclaims of CHOP or the individual defendants are resolved against deCODE, it is possible that monetary damages could be awarded against deCODE that would materially affect the business of deCODE.

The fifth individual defendant, Jesus Sainz, was served with deCODE’s complaint but has not filed any response. The court entered Sainz’s default on September 21, 2006.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for the Company’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq Global Market under the symbol “DCGN”. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the common stock on the Nasqaq Global Market or its predecessor the Nasdaq National Market:

	High	Low
2005
First Quarter	$8.04	$5.57
Second Quarter	$9.97	$5.09
Third Quarter	$10.67	$7.83
Fourth Quarter	$9.94	$7.14
2006
First Quarter	$10.77	$7.66
Second Quarter	$8.85	$5.50
Third Quarter	$6.37	$4.70
Fourth Quarter	$5.99	$4.08

We have neither declared nor paid dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

As of February 28, 2007, there were 4,233 holders of record of the Common Stock.

Item 6.                        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The following data with regard to the consolidated balance sheets at December 31, 2006, 2005 and 2004 and the related statements of operations and cash flows for the years ended December 31, 2006, 2005 and 2004 have been derived from consolidated financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm. The following data with regard to the consolidated balance sheets at December 31, 2003 and 2002 and the related statements of operations and cash flows for the two years ended December 31, 2003 have been derived from consolidated financial statements audited by another independent registered public accounting firm. Consolidated balance sheets at December 31, 2006 and 2005 and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2006 and the notes thereto appear elsewhere in this annual report.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Tabular amounts in thousands, except share and per share amounts)
Revenue	$40,510	$43,955	$42,127	$46,811	$41,065
Operating expenses
Research and development, including cost of revenue	99,768	81,011	68,349	63,466	89,612
Selling, general and administrative	25,206	20,118	20,187	17,178	18,685
Impairment, employee termination and other charges	—	—	—	951	64,790
Total operating expenses	124,974	101,129	88,536	81,595	173,087
Operating loss	(84,464)	(57,174)	(46,409)	(34,784)	(132,022)
Interest income	6,685	6,397	2,903	1,151	2,954
Interest expense	(7,808)	(7,484)	(8,983)	(3,478)	(3,079)
Other non-operating income and (expense), net	114	(4,489)	(4,766)	1,988	(72)
Loss before cumulative effect of change in accounting principle	(85,473)	(62,750)	(57,255)	(35,123)	(132,219)
Cumulative effect of change in milestone revenue recognition method	—	—	—	—	333
Net loss	$(85,473)	$(62,750)	$(57,255)	$(35,123)	$(131,886)
Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(1.49)	$(1.17)	$(1.07)	$(0.68)	$(2.69)
Cumulative effect of change in milestone revenue recognition method	—	—	—	—	0.01
Net loss	$(1.49)	$(1.17)	$(1.07)	$(0.68)	$(2.68)
Shares used in computing basic and diluted net loss per share	57,465	53,824	53,423	51,508	49,098

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Cash and cash equivalents	$21,882	$65,943	$70,238	$68,669	$87,244
Investments	130,134	89,611	122,082	—	—
Total assets(1) (2)	215,609	206,758	288,252	183,475	213,417
Total long-term liabilities	247,490	190,572	197,950	49,874	56,533
Total stockholders’ (deficit) equity (1) (2)	(55,379)	(9,337)	52,396	93,407	125,246

(1)          In March 2002, deCODE completed the acquisition of MediChem Life Sciences, Inc. (MediChem) in a stock-for-stock exchange accounted for as a purchase transaction. Total consideration for the acquisition was $85,845,000. deCODE’s Statements of Operations include the results of MediChem from March 18, 2002, the date of acquisition.

(2)          In January 2006, deCODE completed the acquisition of Urdur Verandi Skuld ehf. (UVS) in stock-for stock exchange accounted for as a purchase transaction. Total consideration for the acquisition was $6,137,000. deCODE’s Statements of Operations include the results of UVS from January 17, 2006, the date of acquisition.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2006 and for each of the three years in the period then ended should be read in conjunction with the audited consolidated financial statements and notes thereto set forth elsewhere in this report.

This Annual Report on Form 10-K contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors included in Item 1A.

Overview

Headquartered in Reykjavik, Iceland, deCODE is a biopharmaceutical company applying its discoveries in human genetics to develop drugs and diagnostics for common diseases. Our population approach and resources enable us to isolate genes and drug targets directly involved in the development of many of the diseases which pose the biggest challenges to public health. We are turning these discoveries into a growing pipeline of therapeutics and diagnostic tests taking aim at the causes of disease, not just the signs and symptoms. As these diseases are common and current therapies are of limited effectiveness, we believe that our strategy represents a significant opportunity to create better medicine with major potential in the global marketplace.

We believe that deCODE’s advantage derives from our population approach to human genetics and the ability to apply this approach directly to drug and diagnostic development. In Iceland, we have comprehensive population resources that enable our scientists to isolate key genes and gene variants contributing to common diseases. The proteins encoded by these genes, and other proteins with which they interact in the disease pathway, offer drug targets that we believe are directly involved in the onset and progression of disease. Our work indicates that these genes confer risk by increasing or decreasing the activity of common biological pathways, placing individuals on a spectrum of risk that encompasses the population as a whole. Small-molecule drugs that can modulate the activity of the pathway in question may therefore have broad potential utility, not only to those at highest risk but perhaps also to those at average risk, which in the common diseases may be unacceptably high. Moreover, these pathways often provide biomarkers that can be used to assess the efficacy of a compound from preclinical to mid-stage clinical testing.

We are also applying our findings to create DNA-based diagnostics. Because such tests analyze the same links between genetic variation and disease that we have used to identify drug targets, they can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug. We expect to begin offering DNA-based diagnostic testing early in the second quarter of 2007.

Through our chemistry and structural biology units, based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group, which has expertise in drug and disease modeling, designs and implements our clinical trials. We also actively explore in-licensing and co-development opportunities, and in certain programs have brought directly into clinical trials compounds that address targets we have identified through our genetics research, but were originally developed by other companies for other indications.

deCODE has demonstrated its ability to discover novel therapeutic targets and compounds in major indications. The company has also shown that it can efficiently advance these compounds into and through mid-stage clinical trials providing a clear and detailed association to the biology of disease.

At the beginning of 2007, we have completed and are analyzing the results of a Phase IIa clinical trial for DG041, our developmental anti-platelet compound for arterial thrombosis. Phase I studies showed DG041 to be well-tolerated and to effectively reduce platelet aggregation without increasing bleeding time. The Phase II study is examining safety, tolerability, dosing, and the effect of various dose levels on biomarkers of platelet activation in patients with peripheral artery disease, and we expect to initiate a second Phase II study in patients with other vascular disease by year end.

In deCODE’s program targeting the leukotriene pathway for the prevention of heart attack, we recently completed a Phase I single dose ranging study for one of its developmental compounds, DG051, showing it to be safe and well-tolerated in the doses tested; to have a pharmacokinetic profile that supports its suitability for once-a-day dosing; and to lower, in a dose-dependent manner, levels of leukotriene B4, the pro-inflammatory biomarker that deCODE believes confers the increased risk of heart attack through this pathway. deCODE began a multiple-dose Phase I trial for DG051 early this year and expects to begin Phase II testing by year end. We are currently reformulating the tablets for DG031, our Phase III compound for the prevention of heart attack, and expect to be in a position to restart our Phase III testing by year end or the first quarter of 2008. deCODE is conducting preclinical drug discovery work on its targets in stroke and vascular disease, which are the most advanced of its preclinical programs.

deCODE has a partnership with Roche focused on the discovery and development of PDE4 inhibitors for vascular disease, and a partnership with Merck in obesity. deCODE and Illumina, Inc. are working together to develop DNA-based diagnostic kits utilizing deCODE’s gene discoveries in heart attack, type 2 diabetes and breast cancer and Illumina’s platform for SNP genotyping. The company is also actively exploring drug development partnerships in its most advanced therapeutic programs, in order to spread risk and cost, and to focus resources on the advancement of its drug discovery work and preclinical candidates.

deCODE also leverages its capabilities to provide services to fee-paying customers. Our services and products include medicinal chemistry, process chemistry, structural biology, clinical trials, genotyping, and instruments and software. Revenue from these activities helps to support our drug discovery and development infrastructure, and conserve our cash resources for use in our proprietary therapeutics programs

The goal of our business strategy is to maximize the creation of value from our human genetics, drug discovery and diagnostics work and to capture that value for us and our stockholders. Our product development pipeline now includes drug development programs in heart attack, and arterial thrombosis, and are advancing our diagnostics programs in type 2 diabetes, arterial fibrillation, heart attack and prostate and breast cancer. Executing on our strategy—advancing these programs swiftly while continuing our discovery work in a broad range of common diseases—requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment. As we invest in proprietary programs, we leverage our capabilities to form corporate alliances and to provide services to fee-paying customers. We also receive contract and grant funding from various governmental agencies. We have formed drug and other product development alliances with Roche, Merck, and Illumina, among others. Our chemistry subsidiary provides drug discovery and contract manufacturing services to fee-for-service customers, and our other service offerings include protein crystallography products and instruments as well as protein structure analysis contract services through our structural biology subsidiary; clinical trials services through our Encode CRO; and DNA analysis services through our genotyping laboratory in Reykjavik.

We derive revenues primarily from research funding and other fees from our service customers and collaborative partners, as well as from research grants. Milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute another source of our revenues. Our expenses consist primarily of research and development expenses such as, salaries and related employee costs, materials and supplies, and contractor services.

We believe that our ongoing work in genetics, the advancement of our drug and diagnostic programs, and in particular the conduct of clinical trials, will require significant ongoing expenditures. In 2006, we completed our Phase I dose-ranging, pharmacokinetic and safety clinical program for DG041, our developmental anti-platelet compound for arterial thrombosis and concluded a Phase IIa trial; filed an IND and conducted a single-dose ranging Phase I study for DG051 for the prevention of heart attack; concluded our Phase II trial of Cephalon’s developmental compound CEP-1347 in asthma; and designed and initiated a Phase III trial for DG031 for the prevention of heart attack, a trial that we voluntarily suspended in October in order to address a formulation problem with the tablets. We are also developing reference-laboratory diagnostic testing services. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At December 31, 2006, we had $152.0 million in cash, cash equivalents and investments and as we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing. Our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that more favorable conditions in those markets will present opportunities for us, while downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms.

The difficulties facing the pharmaceutical industry present for us both near-term challenges and significant longer-term opportunities. One of the main issues confronting big pharmaceutical companies is their lack of promising new drugs to treat major indications. As many leading brand-name drugs come off patent and face generic competition, developing successful new medicines will become critical for filling the gap. We believe that companies such as ours may be well positioned to play an important role in filling the gap in the pipeline of new drugs, either alone or as partners of pharmaceutical companies. Recent announcements demonstrate that the industry is already investing in the development of new therapeutics based on our approach.

Drug Development Programs

The following is a summary of the development of our drug candidates in late pre-clinical or clinical development. Because of uncertainties involved in the drug development process, the actual timing for the events described below may differ materially from that provided in this summary.

•       We have two compounds in development for the prevention of heart attack. These programs come out of our discovery of major risk variants in two genes encoding proteins in the leukotriene pathway. These variants—in the genes that code for 5-lipoxygenase activating protein (FLAP) and leukotriene A4 Hydrolase (LTA4H)—appear to confer risk in the same way: by causing an upregulation in the production of leukotriene B4, a potent pro-inflammatory molecule that is the end product of one branch of the pathway. The therapeutic goal of both compounds is to inhibit the activity of the pathway, lowering the production of LTB4 and thereby decreasing the inflammatory activity in atherosclerotic plaques and reducing the risk of heart attack. DG051, discovered by deCODE’s chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. The results of our development work to date on DG051 indicates that it is well tolerated, provides potent inhibition of LTB4 production, is orally bioavailable, has potential for once-daily dosing, and appears to have minimal potential for drug-interaction. We completed a single-dose ranging Phase I study for DG051 in December and have initiated a multiple dose ranging Phase I study. The results from this study demonstrated well-characterized pharmacokinetic parameters and a reduction of LTB4 in a dose-dependent manner.

In May 2006 we began a Phase III clinical trial for DG031, an inhibitor of FLAP which we licensed from Bayer AG, but temporarily suspended this trial in October 2006 due to an unexpected formulation problem with the tablets. In routine testing of clinical supplies we discovered that, over time, the drug tablets appeared to dissolve more slowly, potentially providing lessening amounts of active drug the longer they were stored. This raised the possibility that as the trial progressed patients would be receiving too little drug, undermining the trial’s chances of success. We are currently reformulating the compound to resolve this issue and expect to be able to resume Phase III testing by year end or the first quarter of 2008.

•       DG041 is being developed as a lesion-specific anti-platelet compound for the prevention of arterial thrombosis. DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of arterial disease. We believe that PGE2 may have additive stimulatory effects on platelet aggregation beyond those of other potent agonists such as ADP or thromboxane A2, targeted by clopidogrel and aspirin, respectively. In early 2006, we concluded the Phase I clinical program for DG041. Nearly 200 healthy subjects were exposed to DG041 in these studies. The results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied, and that DG041 can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. In the second quarter of 2006, we began a Phase IIa clinical trial that examined the effect of DG041 on certain plasma biomarkers. We concluded this trial at the end of 2006 and expect to present the data during the second quarter of 2007. Based on the results of our clinical trials thus far, we believe that DG041 may offer a focused means of preventing the formation of thrombi, with anti-platelet activity specifically at the site of atherosclerotic lesions.

•       In asthma, we completed a Phase IIa trial of Cephalon’s compound CEP-1347, originally developed for treatment of Parkinson’s disease. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma. In the Phase IIa trial we found that the compound had a dose-

related effect on both lung function and biomarkers associated with lung inflammation and severity of disease in patients with asthma who were already being treated with inhaled corticosteroids and long-acting beta agonist (LABA). Cephalon is currently reviewing clinical development plans for this compound.

•       Among our most advanced preclinical programs, we are pursuing a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche and are working on identifying and advancing a lead pre-clinical compound.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $33.5 million, $16.0 million, $7.8 million and $8.8 million in our heart attack (Myocardial Infarction, or MI), PAD, stroke and asthma programs, respectively, from the beginning of 2003 to date. Inception to-date costs are not available as these costs were not historically tracked by program.

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

Illumina.   In May 2006, we entered into a strategic alliance with Illumina, Inc. (“Illumina”) to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs equally and split operating profits from the sales of diagnostic tests. Our initial focus will be developing diagnostics for heart attack, breast cancer and type 2 diabetes. Also as part of the agreement, we have installed Illumina’s SNP genotyping platform to carry-out high-density, whole-genome studies utilizing our comprehensive population genetics resources in Iceland, thereby, enabling us to expand our contract genotyping business to offer Illumina’s platform and assay technologies together with our proprietary analytical services for customers.

In certain programs we have taken advantage of the fact that drug targets we have identified through our genetics research have already been employed by other companies to make developmental compounds for other indications. By licensing these compounds or entering into co-development arrangements we have been able to leapfrog over several steps of drug discovery, entering directly into Phase II clinical trials. DG031, our most advanced compound for the prevention of heart attack, was licensed from Bayer HealthCare AG, which was initially developing it for asthma. We also recently concluded a Phase II trial in asthma, working with Cephalon on their compound CEP-1347, originally developed for Parkinson’s disease. We continue to investigate additional such possibilities for co-development of promising existing compounds that may effectively act against targets we have identified through our gene discovery work.

Results of Operations from the Years Ended December 31, 2006, 2005 and 2004

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

Financial highlights as of and for the year ended December 31, 2006 include:

•       At December 31, 2006, we had $152.0 million in cash, cash equivalents and investments compared to $155.6 million at December 31, 2005. The net utilization of our cash and investments in 2006 reflects principally the costs associated with the advancement of our drug development programs as reflected in the $85.2 million of cash we used in operating activities together with two financing campaigns raising a combined net total of approximately $80.7 million.

•       Research and development expense was $57.1 million in 2006 as compared to $43.7 million in 2005 and $24.9 million in 2004. These increases are principally the result of costs associated with the advancement of our product development programs. In May 2006, we began a Phase III clinical trial for DG031 our lead developmental compound for the prevention of heart attack, and then in October 2006 we voluntarily suspended the trial in order to address an unexpected formulation problem with the tablets. In August 2006 we began enrolling patients in a Phase I clinical trial for DG051, our follow-on development compound for the prevention of heart-attack. Earlier in 2006, we initiated a Phase IIa trial for DG041, our developmental compound in Peripheral Artery Disease. Additionally, we have progressed proprietary pre-clinical programs in stroke, obesity, and pain, among other indications. In August 2006 we installed the Illumina SNP genotyping platform and have begun our high-density, whole-genome studies utilizing the platform together with our comprehensive population genetics resources in Iceland.

•       Our revenue was $40.5 million in 2006 as compared to $44.0 million in 2005 and $42.1 million in 2004. The decline of our revenue is due principally to lower alliance revenues in 2006, chiefly on account of the completion of the Merck obesity research program in September 2005 and the more recent completion of research funding under the 2002 agreement with Roche (June 2006).

•       In July we completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share for aggregate net proceeds, after costs of the transaction, of $27.8 million.

•       In November 2006 we completed the sale of $80,000,000 principal amount of 3.5% Senior Convertible Notes due 2011 at a price of 70% of par pursuant to Rule 144A under the Securities Act of 1933. After the discount on the notes and the offering costs we received $52.9 million in cash. The 2006 Notes are convertible into deCODE common stock at an initial conversion rate of 71.4286 shares per $1,000 principal amount of notes, equivalent to an initial conversion price of $14 per share. deCODE may redeem the notes beginning April 20, 2009. The Notes have the same interest rate and initial conversion price as the existing 3.5% Senior Convertible Notes due 2011 issued in April 2004 and otherwise have substantially similar terms.

Revenue

Revenue for the years ended December 31, 2006, 2005 and 2004 is as follows:

				2006 as Compared to 2005		2005 as Compared to 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Revenue	$40,510	$43,955	$42,127	$(3,445)	(8)%	$1,828	4%

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

In November 2004, we signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of the end of 2006, we received $4.0 million of research funding. We will share drug discovery and clinical trials costs under this new agreement, and we may receive an additional $2.0 million of research funding over the remaining term of the agreement as well as milestone payments and royalties based on drug sales.

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

Revenues from these alliances with Roche amounted to $6.7 million, $10.0 million and $12.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. Costs incurred with these collaborative programs with Roche amounted to $6.4 million, $8.3 million and $19.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Merck & Co, Inc. (Merck)

Obesity.   In September 2002, we entered into a three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, we combined research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. During the three-year research program, which has now expired, we have received research funding, technology access fees and milestone payments in the aggregate amount of $26.3 million. In addition, we may receive further technology access fees in the total aggregate amount of $1.0 million. Subject to Merck’s developing products based on collaboration discoveries, we may also receive development milestones and royalties. We have discovered three genes linked to obesity under this alliance, and Merck has generated a lead series of compounds against one of the targets we validated through our genetics research.

Revenues from this alliance with Merck amounted $1.0 million, $6.3 million and $7.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Costs incurred in connection with this alliance with Merck amounted to $0, $2.9 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Revenues from this alliance with Merck amounted to $0, $0.2 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Costs incurred in connection with this alliance with Merck amounted to $0, $0.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Government Research Contracts and Grant Funding

We have received various research grants from divisions of the United States National Institutes of Health (NIH), the Commission of the European Communities (EC) and other government agencies and private foundations. Research grants for multiple years are based on approved budgets with budgeted amounts subject to approval on an annual basis. NIH grants generally provide for 100% reimbursement of allowable expenditures while grants under the EC generally provides for fifty percent reimbursement of allowable research and development related expenditures. Our significant research contracts include:

National Institutes of Allergy and Infectious Diseases (NIAID).   In September 2004, deCODE was awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. deCODE may receive $13.6 million in additional research funding over the remaining term of the agreement.

For the years ended December 31, 2006, 2005 and 2004, we recognized revenue of $16.7 million, $7.3 million and $2.0 million from research grants. Costs incurred with research grants amounted to $19.1 million, $7.7 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Significant elements of our revenue are summarized as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Research funding and service fees	$18,907	$29,111	$31,723
Milestone payments	702	1,216	1,835
Up-front, exclusivity, technology access, and technology development fees	2,000	4,538	4,116
Government research contracts and grant funding	16,734	7,287	2,032
Other	2,167	1,803	2,421
	$40,510	$43,955	$42,127

Our revenue for the periods presented generally reflects our strategic focus on proprietary drug discovery and development, including that performed under contracts and grants with the NIH and EC, and also a shift away from corporate funded research broadly. The decline in revenue in 2006 is due principally to lower alliance revenues, principally on account of the completion of the Merck obesity research program in 2005 and the more recent completion of research funding under the 2002 agreement with Roche (June 2006).

At December 31, 2006 we had $9.8 million in deferred revenue, compared to $12.3 million at the close of the 2005. Of this deferred revenue, $6.2 million relates to our agreement with Merck to conduct information-rich clinical trials in Iceland and, to date, Merck has not selected any compounds for development under the agreement. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Cost of Revenue

Cost of revenue for the years ended December 31, 2006, 2005 and 2004 is as follows:

				2006 as Compared to 2005		2005 as Compared to 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of Revenue	$42,660	$37,263	$43,407	$5,397	14%	$(6,144)	(14)%

Our cost of revenue consists of the costs of services provided to customers and collaborators and the costs of programs under research contracts and grants, including: (i) the entirety of the costs incurred in connection with programs that have been partnered and on which we receive research funding; (ii) costs associated with other service fee revenues; and (iii) the total amount of those costs incurred in connection with discovery and development work performed under research contracts and grants.

At times, we invested in addition to costs covered by research funding received in such collaborative programs and in addition to monies received under research contracts and grants.

Increases in our cost of revenue for 2006 as compared to 2005 are largely on account of (i) the shift away from corporate funded research broadly, but specifically the completion of the Merck obesity research program and more recently the completion of research funding under the 2002 agreement with Roche, and also (ii) the growing amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC, including those obtained in connection with the acquisition of UVS in January 2006. Of late, some of the growth in the cost of discovery and development work performed under contracts and grants with the NIH and EC is due to the beginnings of our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform and our comprehensive population genetics resources in Iceland. Further, in 2006 we conducted a Phase II trial in asthma for a compound developed by Cephalon and we have stepped-up our continuing efforts in the PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

Our cost of revenue for 2006 as compared to 2005 has increased principally due to the greater usage of chemicals and consumables ($5.6 million) primarily related to beginning our high-density, whole-genome studies, offset somewhat by a decrease in contractor services ($0.8 million) and depreciation and amortization ($0.6 million). Also, our cost of revenue for 2006 now includes stock-based compensation expense under SFAS 123R ($0.6 million).

Our cost of revenue, including costs incurred in connection with collaborative programs in 2005 as compared to 2004 included (i) an overall decrease in direct salary and employee related expenses ($0.9 million), (ii) less in chemicals and consumables ($1.3 million), which drove (iii) lower allocation of overheads ($0.4 million) and depreciation and amortization ($4.4 million) and also an increase in contractor services ($0.9 million). The lower depreciation and amortization was also due to the sale-leaseback of our facilities in Iceland during 2005 which reduced our depreciation expense.

Research and Development

Research and development for the years ended December 31, 2006, 2005 and 2004 is as follows:

				2006 as Compared to 2005		2005 as Compared to 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and Development	$57,108	$43,748	$24,942	$13,360	31%	$18,806	75%

The increase in our research and development expenses results from our emphasis on and increasing expenditures in product development, including pre-clinical and clinical work on our lead drug discovery and development programs and DNA diagnostics. In May 2006, we began a Phase III clinical trial for DG031, our lead developmental compound for the prevention of heart attack, and then in October 2006 voluntarily suspended the trial in order to address an unexpected formulation problem with the tablets. In August 2006 we began enrolling patients in a Phase I clinical trial for DG051, our follow-on development compound for the prevention of heart-attack. Earlier in 2006, we initiated, and have substantially concluded, a Phase IIa clinical trial for DG041, our lead anti-platelet compound for the prevention of arterial thrombosis. Additionally, we have progressed proprietary pre-clinical programs in stroke, inflammation, obesity and pain, among other indications. More recently, we have installed the Illumina SNP genotyping platform and have begun our high-density, whole-genome studies utilizing the platform together with our comprehensive population genetics resources in Iceland. Based upon the range of our current research and development activities but excluding any significant new collaborations, we believe that our overall investment in research and development for the fiscal year 2007 may be in the range of $55 to $60 million.

Our research and development expenses for the years ended December 31, 2006, 2005 and 2004 consist of the following:

	2006	2005	2004
Salaries and other personnel costs	$20,597	$18,072	$10,233
Materials and supplies	7,495	4,600	3,671
Contractor services and other third party costs	19,109	13,285	3,938
Overhead expenses	5,107	4,630	1,603
Depreciation and amortization	3,287	3,089	5,123
Stock-based compensation	1,513	72	374
	$57,108	$43,748	$24,942

Increases in research and development costs of our proprietary programs (e.g., contractor services and other third party costs, salaries and related costs, and usage of materials and supplies) may continue, particularly as we advance our clinical development and proprietary drug development programs. However, we have voluntarily suspended our Phase III clinical trial for DG031 and are beginning re-formulation work. This suspension may serve to reduce the rate of acceleration of the increases in our research and development costs, and even reduce the overall cost of our research and development expenses as we enter into 2007. Additionally, in 2006 we began our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform, we granted salary increases to our personnel and during 2005 added clinical development executives to our staff, actions which would generally contribute to future increases in our research and development costs. Further, our cost of research and development for proprietary programs in 2006 now also includes stock-based compensation expense under SFAS 123R.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 are as follows:

				2006 as Compared to 2005		2005 as Compared to 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, General and Administrative	$25,206	$20,118	$20,187	$5,088	25%	$(69)	—%

Increases in our selling, general and administrative expenses for 2006 compared to 2005 is the result principally of legal fees incurred in relation to our lawsuit to protect intellectual property ($3.9 million). In addition, our selling, general and administrative expenses include a $0.8 million gain on the sale of property. Further, our selling, general and administrative expense now also includes stock-based compensation expense under SFAS 123R ($2.2 million). Our selling, general and administrative expenses for 2005 compared to 2004 were essentially unchanged, with relatively small increase in some cost categories offset with decreases in other cost categories but with no general or specific trend thereof.

Interest Income

Interest income for the years ended December 31, 2006, 2005 and 2004 is as follows:

				2006 as Compared to 2005		2005 as Compared to 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest Income	$6,685	$6,397	$2,903	$288	5%	$3,494	120%

Our interest income has increased in 2006 as compared to 2005 and 2004. Our interest income is a function of both the balance of our cash and investments (which generally have been declining as resources are deployed in operations but then added to with two financing campaigns in 2006) and the rate of return we are able to garner under our investment policy (which average rate of return has been increasing in 2006). We expect to use our cash and investments principally for advancing our discovery and development programs. In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining competitive returns subject to prevailing market conditions. We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities, commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

Interest Expense

Interest expense for the years ended December 31, 2006, 2005 and 2004 is as follows:

				2006 as Compared to 2005		2005 as Compared to 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest Expense	$7,808	$7,484	$8,983	$324	4%	$(1,499)	(17)%

Our interest expense has increased in 2006 as compared to 2005 and decreased as compared to 2004. Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004 ($150 million of principal at a full par price) and then again in November 2006

(a further $80 million of principal at a price of 70% of par). With the additional $80 million of notes added in 2006, our future cash interest payments will be approximately $8.1 million on an annual basis for the Senior Convertible Notes. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.0 million for 2007.

Other Non-Operating Income and Expense, Net

Other non-operating income and expense for the years ended December 31, 2006, 2005 and 2004 is as follows:

				2006 as Compared to 2005		2005 as Compared to 2004
	2006	2005	2004	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Other Non-Operating Income and Expense, Net	$114	$(4,489)	$(4,766)	$4,603	103%	$277	6%

Our other non-operating income and expense, includes the net impact of foreign exchange in 2006. In 2005 and 2004 other non-operating income and expense, net consists of the net impact of foreign exchange, unrealized and realized gains and losses on derivative financial instruments and, in 2005, loss on early extinguishment of debt and a realized loss on the sale of investments.

As a consequence of the nature of our business and operations, our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to a gain (loss) of $0.1  million, $(0.1) million and $(3.3) million in 2006, 2005 and 2004, respectively

Our losses on derivative financial instruments in 2005 ($0.2 million) resulted from three forward foreign currency exchange options we entered into as economic hedges against foreign exchange rate fluctuations on our ISK-denominated operating expenses but that did not qualify for hedge accounting. Our losses on derivative financial instruments in 2004 stem from the two cross-currency swaps we entered into as economic hedges against foreign exchange rate fluctuations on our foreign currency debt but that did not qualify for hedge accounting. In March 2004, we liquidated our two cross-currency swaps receiving $9.7 million in proceeds. We realized a loss on this early termination that, together with unrealized losses on the swaps during the 2004, amounted to $1.5 million.

As a result of having prepaid the short and long-term debts that were secured by mortgages on Sturlugata 8 we recorded a loss on early extinguishment debt during 2005 amounting to $3.1 million and consisting of (i) prepayment fees ($1.4 million), (ii) write-off of remaining unamortized finance costs ($1.4 million), and (iii) remaining unamortized discount on the long-term debt ($0.3 million).

In December 2005, we sold investments and realized a loss on the sale of $1.0 million.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($950.9 million from the beginning of 1999 to-date). Future funding under terms of our existing agreements is approximately $46 million excluding milestone payments, royalties and other payments that we may earn under such collaborations. Of the $46 million, approximately $27 million is expected to be received in 2007, with the remaining amount due through 2010.

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

Our cash requirements depend on numerous factors, including the level and timing of our research and development expenditures; our ability: to access the capital markets; to obtain new research and development collaboration agreements; to obtain and maintain contract service agreements in our pharmaceuticals, biostructures, clinical research trials and genotyping service groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment; and capital expenditures at our facilities. Changes in our research and development plans, notably the entry into clinical trials of drugs based on our discoveries, or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

At December 31, 2006, we had $152.0 million of cash, cash equivalents and investments. Excluding any significant new alliances or financing activities, we believe that our overall use of cash resources in 2007 may be in the range of $75 to $85 million. As we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing, such as further public or private equity offerings, additional debt financing, other forms of financing or added collaborations and licensing arrangements. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash provided by (used in):
Operating activities	$(85,179)	$(54,033)	$(29,936)
Investing activities	(44,424)	95,832	(124,653)
Financing activities	85,542	(46,094)	156,158
Cash and cash equivalents, at end of period	21,882	65,943	70,238

Cash and Cash Equivalents.   At December 31, 2006, we had $21.9 million in cash and cash equivalents. Together with our investments at December 31, 2006 ($130.1 million), this balance ($152.0 million) is $3.5 million less than at December 31, 2005. Significant cash flows during the year ended December 31, 2006 include, the net proceeds from the sale of 3.5% senior convertible debt ($52.9 million), net proceeds from the sale of 6.0 million shares of our common stock ($27.7 million), capital expenditures ($6.3 million), the net proceeds from the sale and leaseback financing of equipment and other equipment financings ($5.9 million) and costs associated with the advancement of our drug development programs as reflected in the $85.2 million of cash we used in operating activities during the year ended December 31, 2006.

Available cash is invested in accordance with our investment policy having primary objectives of liquidity and safety of principal while maximizing the income we receive from our investments without significantly increasing risk. Our cash is deposited only with financial institutions in Iceland, the United

Kingdom and the United States having a high credit standing (A-/A3 or better). We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

At December 31, 2006, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At December 31, 2006, our investments are in auction rate securities, a municipal bond, US government securities and a corporate bond.

Operating Activities.   Net cash used in operating activities increased to $85.2 million for the year ended December 31, 2006 as compared to $54.0 million for the year ended December 31, 2005 and $29.9 million for the year ended December 31, 2004. As more fully described above, the increase in use of cash in operating activities is most importantly attributable to the significant research and development investments being made in advancing our drug and clinical development programs. The balance of our deferred revenue has decreased during 2006 as we recognize revenue as work progresses under collaborative contracts with significant up-front monies paid.

Investing Activities.   Our investing activities have consisted of short-term investments in marketable securities (consisting mainly of auction rate securities, US government securities and in an intermediate term bond mutual fund) and capital expenditures. Additionally, in 2006, we purchased UVS and, in doing so, we acquired $1.3 million of cash to be used to fund the acquired liabilities of UVS. Also, in 2005 we completed the sale and leaseback of our Reykjavik, Iceland facilities at Sturlugata 8 and Krokhals 5D and 5E. In July 2006, we commenced installation of Illumina SNP genotyping platform and financed the equipment purchased ($4.1 million) with a thee-year capital lease with an Icelandic financial institution. With the exception of the Illumina equipment purchase, we principally made replacement capital expenditures during 2006, 2005 and 2004 and invested in certain computer and laboratory equipment. We have experienced an increase in the pace of necessary capital expenditures and this trend may continue. Although we believe we will continue to make largely replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities.   Net cash of $85.5 million was provided by financing activities in the year ended December 31, 2006, as compared to $46.1 million that was used in the year ended December 31, 2005 and $156.2 million that was provided in the year ended December 31, 2004.

More significant financing activities for the year ended December 31, 2006, include our sale of $80,000,000 principal amount of 3.5% Senior Convertible Notes due 2011 at a price of 70% of par (netting $52.9 million), our sale of 6,000,000 shares of common stock (netting $27.7 million), the sale-and-leaseback of Illumina and other equipment and proceeds from other equipment financings ($5.9 million) and debt service ($2.8 million).

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

In February 2007, we entered into an agreement regarding the sale and leaseback of our property (land and facility) in Woodridge, Illinois. Pursuant to the agreement and subject to the satisfaction of contingencies including, without limitation, negotiation of a satisfactory lease, we will sell the Woodridge property for $25,000,000 in cash and lease the property back under a 17 year lease at an initial rent of

$163,000 per month, subject to annual rent increases of 2.5%. Under the lease contemplated by the agreement, we will have two 5 year renewal options with rent at the then prevailing market rate. The lease will be an absolute net lease and we will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. Our obligations under the lease are to be secured by a letter of credit in the amount of $5,000,000. The agreement regarding the sale and leaseback of the property is subject to the satisfaction of various contingencies, including, without limitation, the negotiation of a satisfactory lease, the buyer’s ability to obtain financing for its purchase of the property and the buyer’s satisfaction with its due diligence review of the property. The transaction is expected to close in May 2007 if such contingencies are satisfied, however, in light of the contingencies, there can be no assurance that the closing will occur.

Contractual Commitments and Off-Balance Sheet Arrangements.   The following summarizes our contractual obligations at December 31, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$266,225	$8,050	$8,050	$8,050	$8,050	$234,025	$—
Long-term debt, including interest (1)	7,340	1,089	5,902	272	77	—	—
Capital lease obligations, including interest	6,103	2,418	2,286	1,399	—	—	—
Operating leases (2)	63,245	5,131	4,921	4,829	4,706	4,706	38,952
Total	$342,913	$16,688	$21,159	$14,550	$12,833	$238,731	$38,952

(1)          Balance includes a $5,611,000 mortgage loan at December 31, 2006, which has a variable interest rate of LIBOR + 2.25% (7.62% at December 31, 2006). A hypothetical 100 basis point increase or decrease in the interest rate would result in an increase of our interest payments related to this amount of approximately $0.06 million per year.

(2)          Balance includes $62,482,000 of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.4 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.04 million.

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These potential payments are not included in the above table.

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

In arrangements with multiple elements, if the milestone is substantive in nature and there is uncertainty in the achievement of the milestone and there is no further obligation on the part of deCODE, deCODE records revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE recognizes revenue when acknowledgement of achievement of applicable performance requirements is received from the collaborator (“Milestone

Payment Method”). If the milestone is earned and there is further obligation under the contract for performance by deCODE, then deCODE will record revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE retroactively recognizes revenue through the current period based on the total contractual term and amortizes the balance over the remaining contractual term.

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

Long-Lived Assets, Goodwill and Intangibles

We periodically review property and equipment, goodwill and intangibles for potential impairments and to assess whether their service lives have been affected by continued technological change and development. There were no events in 2006, 2005 and 2004 that triggered an impairment review nor did our annual review of goodwill indicate any recoverability issues. Should we determine that there has been an impairment of our fixed assets, goodwill or other intangible assets in the future we would suffer an increase to our net loss or a reduction of our net income in the period such a determination is made. In light of experience and the current technological environment, in 2004 we changed certain of our salvage value and useful life estimates for equipment and furniture and fixtures for purposes of depreciation. These changes in estimates had the effect of increasing depreciation expense in 2004 by $2.2 million. Should we determine that the pace of technological change or other matters dictate that we change the service lives or other estimates inherent in determining the carrying-values of our long-lived assets, there will be an impact on depreciation expense from the date of the change.

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

Share Based Payments

We grant stock options to purchase our common stock to our employees and directors under our 2002 and 2006 Equity Incentive Plans. The benefits provided under these plans are subject to the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share-Based Payment, which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting

SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the year ended December 31, 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $4.3 million.

Stock option awards and restricted stock units generally vest over a three to four year period and expense is ratably recognized over those same time periods. The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as the input of other assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards. Changes in the assumptions can materially affect the fair value estimates.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. deCODE is evaluating the impact of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. SFAS 157 is effective for the Company on a prospective basis for the reporting period beginning January 1, 2008. deCODE is evaluating the impact of SFAS 157 on its financial position,  results of operations and cash flows.

In February 2007 the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. deCODE has not decided if it will early adopt SFAS 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 was effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on our results of operations or financial position.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of December 31, 2006. Due to the nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the Company’s Convertible Notes, because they bear interest at a fixed rate. The market value of the Senior Convertible Notes was approximately $170.8 million on December 31, 2006.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.1 million on our Icelandic krona denominated non-U.S. dollar assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments; however, we have no derivative instruments outstanding as of December 31, 2006.

As of December 31, 2006 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
deCODE genetics Inc.:

We have audited the accompanying consolidated balance sheets of deCODE genetics Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006, as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2007

deCODE genetics, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,882	$65,943
Investments	130,134	89,611
Receivables	8,464	7,856
Other current assets	9,231	3,541
Total current assets	169,711	166,951
Property and equipment, net	24,382	24,500
Goodwill	10,055	8,863
Intangible assets, net	4,576	1,521
Other long-term assets	6,885	4,923
Total assets	$215,609	$206,758
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,877	$4,732
Accrued expenses and other current liabilities	14,360	12,823
Current portion of capital lease obligations	2,100	1,313
Current portion of long-term debt	604	550
Deferred revenue	3,557	6,105
Total current liabilities	23,498	25,523
Capital lease obligations, net of current portion	3,493	1,046
Long-term debt, net of current portion	212,062	155,653
Deferred gain on sale-leaseback	25,716	27,654
Deferred revenue	6,219	6,219
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 61,556,985 and 61,555,985, respectively, at December 31, 2006; and 54,762,095 and 54,742,595 respectively, at December 31, 2005	62	55
Additional paid-in capital	483,052	444,401
Notes receivable	(2,778)	(2,898)
Deferred compensation	—	(418)
Accumulated deficit	(535,688)	(450,215)
Accumulated other comprehensive income	(22)	(139)
Treasury stock, 1,000 and 19,500 shares stated at cost at December 31, 2006 and 2005, respectively	(5)	(123)
Total stockholders’ deficit	(55,379)	(9,337)
Total liabilities and stockholders’ deficit	$215,609	$206,758

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Revenue	$40,510	$43,955	$42,127
Operating expenses:
Cost of revenue	42,660	37,263	43,407
Research and development	57,108	43,748	24,942
Selling, general and administrative	25,206	20,118	20,187
Total operating expenses	124,974	101,129	88,536
Operating loss	(84,464)	(57,174)	(46,409)
Interest income	6,685	6,397	2,903
Interest expense	(7,808)	(7,484)	(8,983)
Other non-operating (expense) and income, net	114	(4,489)	(4,766)
Net loss	$(85,473)	$(62,750)	$(57,255)
Basic and diluted net loss per share	$(1.49)	$(1.17)	$(1.07)
Shares used in computing basic and diluted net loss per share	57,465	53,824	53,423

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock	Par Value	Additional Paid-In Capital	Notes Receivable	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
Balance at January 1, 2004	53,735,230	$54	$430,489	$(4,240)	$(572)	$(330,210)	$3	$(2,117)	$93,407
Issuance of common stock and warrants	689,703	1	11,507					2,121	13,629
Issuance of common stock upon exercise of stock options	114,657		519	3					522
Compensation arising from stock options			484						484
Cancellation of note receivable and forfeiture of common stock	(17,521)			124				(124)	—
Payment of notes				1,002					1,002
Amortization of deferred compensation					572				572
Comprehensive income (loss):
Net loss for the period						(57,255)			(57,255)
Other comprehensive income (loss):
Foreign currency translation							10		10
Unrealized gain on marketable securities							25		25
Total comprehensive income (loss):									(57,220)
Balance at December 31, 2004	54,522,069	55	442,999	(3,111)	—	(387,465)	38	(120)	52,396
Issuance of common stock to consultant	15,000		104						104
Issuance of restricted common stock	57,944		526		(526)				—
Issuance of common stock upon exercise of warrants	47,222								—
Issuance of common stock upon exercise of stock options	102,860		439						439
Compensation arising from stock options			333						333
Cancellation of note receivable and forfeiture of common stock	(2,500)			3				(3)	—
Payment of notes				210					210
Amortization of restricted stock and deferred compensation					108				108
Comprehensive income (loss):
Net loss for the period						(62,750)			(62,750)
Other comprehensive income (loss):
Foreign currency translation							(3)		(3)
Unrealized loss on marketable securities							(174)		(174)
Total comprehensive income (loss):									(62,927)
Balance at December 31, 2005	54,742,595	55	444,401	(2,898)	(418)	(450,215)	(139)	(123)	(9,337)
Issuance of common stock upon public offering, net of offering expenses of $2,276	6,000,000	6	27,594					124	27,724
Issuance of common stock for the acquisition of UVS	635,006	1	6,081						6,082
Issuance of common stock upon exercise of options	171,796		880	(10)					870
Issuance of restricted common stock	7,588								—
Elimination of deferred employee stock-based compensation upon adoption of SFAS 123R			(418)		418				—
Compensation arising from stock options			4,301						4,301
Cancellation of note receivable and forfeiture of common stock	(1,000)			6				(6)	—
Payment of notes				124					124
Amortization of restricted common stock			213						213
Comprehensive income (loss):
Ness loss for the period						(85,473)			(85,473)
Other comprehensive income (loss):
Foreign currency translation							10		10
Unrealized loss on marketable securities							107		107
Total comprehensive income (loss):									(85,356)
Balance at December 31, 2006	61,555,985	$62	$483,052	$(2,778)	$—	$(535,688)	$(22)	$(5)	$(55,379)

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(85,473)	$(62,750)	$(57,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,389	7,611	14,135
Amortization of deferred gain on sale-leaseback of real estate	(1,938)	(1,394)	—
Charges for debt extinguishment	—	1,741	—
Loss on investments	—	1,044	—
Stock-based compensation	4,514	441	1,171
Gain (loss) on disposal of equipment, net	(685)	32	883
Charges for write-down of obsolete and excess materials and supplies	—	63	117
Loss (gain) on derivative financial instruments	—	—	1,465
Foreign currency exchange loss on Icelandic krona denominated debt	(4)	262	2,936
Amortization of debt discount	264	—	—
Amortization of deferred financing costs	913	949	872
Other	(33)	(31)	(177)
Changes in operating assets and liabilities:
Receivables	(379)	(1,456)	47
Other current assets	(3,643)	703	1,174
Accounts payable	(1,986)	(1,097)	476
Accrued expenses	652	3,399	2,224
Deferred revenue	(4,760)	(3,550)	1,857
Other	—	—	139
Net cash used in operating activities	(85,169)	(54,033)	(29,936)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(326,070)	(230,678)	(248,040)
Sale of investments	285,655	261,920	125,950
Purchase of property and equipment	(6,282)	(3,968)	(2,695)
Proceeds from sale of property and equipment	909	62,452	39
Acquisition of UVS, net of cash acquired	1,270	—	—
Change in restricted cash	—	6,000	—
Other	94	106	93
Net cash (used in) provided by investing activities	(44,424)	95,832	(124,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt offering, net of financing costs	52,947	—	143,805
Proceeds from issuance of common stock and warrants	28,660	439	14,153
Repayment of notes receivable for common stock	156	210	1,002
Payments on line of credit	—	(4,500)	(2,000)
Proceeds from short-term borrowings	600	—	1,119
Repayments of short-term borrowings	(268)	(569)	(550)
Proceeds from equipment sale-leaseback financing	5,038	1,200	436
Proceeds from equipment financing	889	—	—
Proceeds from swap termination	—	—	9,720
Debt refinancing cost	—	(59)	(478)
Repayments of debt and capital lease obligations	(2,490)	(42,815)	(11,049)
Net cash provided by (used in) financing activities	85,532	(46,094)	156,158
Net (decrease) increase in cash and cash equivalents	(44,061)	(4,295)	1,569
Cash and cash equivalents at beginning of period	65,943	70,238	68,669
Cash and cash equivalents at end of period	$21,882	$65,943	$70,238
Supplemental cash flow information:
Cash paid for interest	$6,017	$6,608	$6,250
Supplemental schedule of non-cash transactions
Deferred gain on sale of property and equipment	$336	$29,270	$—
Note receivable for sale of property	222	—	—

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share and per share amounts)

1.   Organization and Business

References in these financial statements to deCODE refer to deCODE genetics, Inc., a Delaware company, and its wholly owned subsidiaries, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries and MediChem Life Sciences, Inc., a Delaware corporation, and its subsidiaries.

With its headquarters in Reykjavik, Iceland, deCODE is a biopharmaceutical company developing drugs and DNA-based diagnostics based upon its discoveries in the inherited causes of common diseases. deCODE’s population approach and resources have enabled it to isolate genes and targets directly involved in the development of many of the biggest challenges to public health. deCODE is focused on turning these findings into a pipeline of products which it believes will be able to combat the cause of disease, not just the signs and symptoms. deCODE’s customers include major pharmaceutical companies, biotechnology firms, pharmacogenomics companies, government institutions, universities and other research institutions. deCODE’s business is global, with its principal markets in the United States and in Europe.

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

Concentration of Risk

At December 31, 2006, deCODE has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject deCODE to concentrations of credit risk consist principally of investments made primarily in high-grade commercial paper, auction rate securities, money market funds, mutual fund investments, government and non-government debt securities and receivables. These instruments are subject to risk of default, changes in credit rating and changes in market value. Investments are also subject to interest rate risk and will decrease in value if market interest rates increase.

deCODE’s cash and cash equivalents are deposited with financial institutions in Iceland, the United Kingdom and the United States having a high credit rating (A-/A3 or better). Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

At December 31, 2005, 20% of consolidated receivables were due from Roche. At December 31, 2006 and 2005, 37% and 18%, respectively, of consolidated receivables were due from U.S. Government agencies.

Fair Value of Financial Instruments

The fair value of short-term financial instruments, including cash and cash equivalents, investments, receivables, certain other current assets, trade accounts payable, certain accrued liabilities, and other current liabilities approximates their carrying amount in the financial statements due mainly to the short maturity of such instruments. Based on borrowing rates currently available to deCODE for mortgage loans

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

and capital lease obligations with similar terms, the carrying value of such of its debt obligations approximates fair value.

The fair values of equipment notes at December 31, 2006 and 2005 were approximately $792,000 and $281,000, respectively, as estimated based on quoted market rates for instruments with similar terms and remaining maturities. The fair value of the 3.5% convertible notes at December 31, 2006 and 2005 was approximately $170,756,000 and $123,375,000, respectively. The fair value of the convertible notes was based on the quoted market prices at December 31, 2006 and 2005.

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

Materials and Supplies

Materials and supplies, included in deCODE’s other current assets, are valued at the lower of cost (first-in, first-out method) or market. deCODE evaluates materials and supplies levels and expected usage on a periodic basis and records write-downs of value for obsolescence as required. At December 31, 2006 and 2005, materials and supplies were valued at $2,290,000 and $1,158,000, respectively.

In 2006, 2005 and 2004, deCODE used materials and supplies for which it had made provisions for in prior years as slow-moving, excess and obsolete, benefiting otherwise reported research and development expenses by $837,000, $816,000 and $1,411,000, respectively.

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

Impairment of Long-Lived Assets and Goodwill

deCODE periodically reviews long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held for use is measured by comparing the carrying amount of an asset to the undiscounted estimated future cash flows expected to be generated by the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If any such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds its fair value.

deCODE reviews goodwill annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. For purposes of the goodwill impairment tests, deCODE identifies its reporting units, identifies the assets and liabilities of the reporting units and performs impairment tests on the goodwill associated with them. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. To identify potential impairments deCODE compares fair value of a reporting unit with its carrying amount, including goodwill. For this purpose, deCODE estimates fair value of a reporting unit using analyses of comparable companies and recent comparable transactions.

Finance Costs Related to Long-Term Debt

Costs associated with obtaining long-term debt are deferred and amortized as interest expense over the term of the debt. Remaining unamortized deferred financing costs included in long-term assets were $6,812,000 and $4,783,000 at December 31, 2006 and 2005, respectively.

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

In arrangements with multiple elements, if the milestone is substantive in nature and there is uncertainty in the achievement of the milestone and there is no further obligation on the part of deCODE, deCODE records revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE recognizes revenue when acknowledgement of achievement of applicable performance requirements is received from the collaborator (“Milestone Payment Method”). If the milestone is earned and there is further obligation under the contract for performance by deCODE, then deCODE will record revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE retroactively recognizes revenue through the current period based on the total contractual term and amortizes the balance over the remaining contractual term.

Up-front, exclusivity, technology access, and technology development fees.   deCODE recognizes revenue from non-refundable fees not specifically tied to a separate earnings process ratably over the expected customer relationship period or estimated period of performance. Changes in estimates could impact revenue in the period the estimate is changed. If deCODE’s estimate of the period of performance shortens or lengthens, the amount of revenue we recognized from such non-refundable fees not specifically tied to a separate earnings process could increase or decrease in the period the change in estimate becomes known; future related revenues would be adjusted accordingly.

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

Cost of Revenue

deCODE’s cost of revenue is comprised of costs of services provided to customers and collaborators, including the entirety of costs incurred in connection with programs that have been partnered and on which deCODE receives research funding. At times, deCODE may dedicate additional resources and incur costs in addition to costs covered by research funding received in such collaborative programs. Major components of deCODE’s cost of revenue include personnel costs, namely salaries, benefits and stock-based compensation; materials and supplies; services contracted for research activities; other third party fees and costs; depreciation of property and equipment; amortization of patents and other intangible assets; and items of overhead, including allocations of various administrative and facilities related costs.

Research and Development Expenses

All costs associated with internal research and development and research and development services, including pre-clinical and clinical trial studies, which deCODE has externally contracted are expensed as incurred.

Patent Costs

Patent application costs are charged to legal expense as incurred and classified in selling, general and administrative expense.

Stock-Based Compensation

On January 1, 2006, deCODE adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors. deCODE adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, deCODE’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R. deCODE elected to use the short-cut method for determining the historical pool of windfall tax benefits in accordance with FASB Staff Position SFAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

Prior to the adoption of SFAS 123R, deCODE applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations to account for stock-based compensation granted to employees.

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

Foreign currency transaction gains and losses are reported according to the exchange rates prevailing on the transaction date and are included in the consolidated statements of operations classified as other non-operating income and expense. Net transaction and translation gains (losses) recorded were $114,000, $(124,000) and $(3,294,000) in 2006, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. deCODE is evaluating the impact of FIN 48 on its financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about the use of fair value measurements and liabilities in interim and annual reporting periods subsequent to initial recognition. Prior to the issuance of SFAS 157, which emphasizes that fair value is a market-based measurement and not an entity-specific measurement, there were different definitions of fair value and limited definitions for applying those definitions under generally accepted accounting principles. SFAS 157 is effective for the

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Company on a prospective basis for the reporting period beginning January 1, 2008. deCODE is currently evaluating the impact of SFAS 157 on its financial position,  results of operations and cash flows.

In February 2007 the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. deCODE has not decided if it will early adopt SFAS 159 or if it will choose to measure any eligible financial assets and liabilities at fair value.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 was effective for fiscal years ending after November 15, 2006. SAB 108 did not have an impact on deCODE’s results of operations or financial position.

3.   Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Research funding and other service fees	$18,907	$29,111	$31,723
Milestone payments	702	1,216	1,835
Up-front, exclusivity, technology access, and technology development fees	2,000	4,538	4,116
Grant funding	16,734	7,287	2,032
Other	2,167	1,803	2,421
	$40,510	$43,955	$42,127

The following table represents revenue derived by geographic area:

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
United States	$16,816	$15,486	$13,680
Iceland	23,694	28,469	28,447
	$40,510	$43,955	$42,127

Significant collaborative agreements, contracts and grants are as follows:

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

In November 2004, we signed a new three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under the 2002 agreement, and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of December 31, 2006, we have received $4.0 million of research funding. We will share drug discovery and clinical trials costs under this new agreement, and we may receive an additional $2.0 million of research funding over the remaining term of the agreement as well as milestone payments and royalties based on drug sales.

Diagnostics.   In June 2001, we signed a five-year alliance with Roche’s diagnostics division and through June 2006 we collaborated to develop and market DNA-based diagnostics for major diseases. During the term of the alliance, which has now expired, we received $44,250,000 in research funding, up-front fees and milestone payments under the agreement and we may receive additional milestone payments upon the achievement of research and development milestones by Roche and royalties on the sales of diagnostic products developed by Roche.

Revenues from these alliances with Roche amounted to $6,722,000, $9,995,000 and $12,613,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Costs incurred with these collaborative programs with Roche amounted to $6,437,000, $8,257,000 and $19,475,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004, Roche represented 17%, 23% and 30%, respectively, of consolidated revenue.

Merck & Co, Inc. (Merck)

Obesity.   In September 2002, deCODE entered into a three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, deCODE combined research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. During the three-year research program, which has now expired, deCODE has received research funding, technology access fees and milestone payments in the aggregate amount of $26.3 million. In addition, deCODE may receive further technology access fees in the total aggregate amount of $1.0 million. Subject to Merck’s developing products based on collaboration discoveries, deCODE may also receive development milestones and royalties. deCODE has discovered three genes linked to obesity under this alliance, and Merck has generated a lead series of compounds against one of the targets deCODE validated through deCODE’s genetics research.

Revenues from this alliance with Merck amounted $1,000,000, $6,325,000 and $7,850,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Costs incurred in connection with this alliance with Merck amounted to $0, $2,933,000 and $4,630,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Revenues from this alliance with Merck amounted to $0, $190,000 and $825,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Costs incurred in connection with this alliance with Merck amounted to $0, $144,000 and $1,313,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004, total revenues from Merck represented 3%, 15% and 22%, respectively, of consolidated revenue.

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

National Institutes of Allergy and Infectious Diseases (NIAID).   In September 2004, deCODE was awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. Revenues from this contract with NIAID amounted to $5,566,000, $4,042,000 and $138,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004, deCODE recognized revenue of $16,734,000, $7,287,000 and $2,032,000, respectively, from research grants. Costs incurred with research grants amounted to $19,133,000, $7,724,000 and $2,032,000 for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, 2005 and 2004, divisions of NIH represented 33%, 13% and 1%, respectively, of consolidated revenue.

4.  Research and Development

deCODE’s research and development expenses consist of the costs of its own proprietary programs and consist of the following:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Salaries and other personnel costs	$20,597	$18,072	$10,233
Materials and supplies	7,495	4,600	3,671
Contractor services and other third party costs	19,109	13,285	3,938
Overhead expenses	5,107	4,630	1,603
Depreciation and amortization	3,287	3,089	5,123
Stock-based compensation	1,513	72	374
	$57,108	$43,748	$24,942

In November 2003, deCODE acquired an exclusive worldwide license from Bayer HealthCare AG (Bayer) to develop and commercialize a small molecule compound (now known as DG031) that is active against a key target, located within an inflammatory pathway, made by a gene isolated at deCODE that predisposes to myocardial infarction, or heart attack. deCODE is obligated to make development milestone payments to Bayer as the compound advances towards market approval and will make royalty payments to Bayer based upon sales of the compound as a marketed drug.

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

5.  Net Loss Per Common Share

The following potentially dilutive common share equivalents were excluded from the calculations of diluted net loss per share because their effect was antidilutive:

	For the Years Ended December 31,
	2006	2005	2004
	(Shares)
Warrants to purchase shares of common stock	2,385,022	2,729,873	3,124,733
Options to purchase shares of common stock	4,975,074	4,702,702	4,689,942
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	709,497	774,787	788,800
Convertible shares issuable upon conversion of 3.5% senior convertible notes	16,428,572	10,714,286	10,714,286
	24,498,165	18,921,648	19,317,761

6.  Investments

deCODE’s marketable securities are classified as available for sale. These investments are classified in current assets and are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
December 31, 2006
Auction rate securities	$105,175	$105,175
Government debt securities	15,000	14,959
Municipal bond	5,000	5,000
Corporate bond	5,000	5,000
	$130,175	$130,134
December 31, 2005
Auction rate securities	$69,760	$69,760
Government debt securities	15,000	14,851
Corporate bond	5,000	5,000
	$89,760	$89,611

Gross unrealized gains and losses were $0 and $41,000 at December 31, 2006, respectively, and $0 and $149,000 at December 31, 2005, respectively.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

7.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)
Land	$2,303	$2,303
Buildings	15,800	16,138
Laboratory equipment	27,378	21,513
Furniture and fixtures	5,302	3,877
Other equipment	2,457	4,354
	53,240	48,185
Less: accumulated depreciation and amortization	(28,858)	(23,686)
Total	$24,382	$24,500

The total depreciation and amortization expense of property and equipment for the years ended December 31, 2006, 2005 and 2004 was $6,049,000, $7,003,000 and $12,029,000, respectively.

Property and equipment also includes amounts for certain fixed assets financed under other capital lease obligations. Total cost and accumulated amortization relating to all of deCODE’s property and equipment subject to capital lease obligations was $11,073,000 and $5,514,000, respectively, as of December 31, 2006 and $1,428,000 and $570,000, respectively, as of December 31, 2005. deCODE’s capital lease obligations are collateralized by the assets to which the obligations relate.

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

Long-lived assets located in the United States and Iceland were $25,356,000 and $20,457,000, respectively at December 31, 2006 and $26,231,000 and $13,494,000, respectively at December 31, 2005.

8.  Acquisition of UVS

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

9.  Goodwill and Other Intangibles

deCODE’s goodwill resulted from the acquisitions of MediChem in 2002 and UVS in 2006. Goodwill is tested for impairment annually on September 30 of each year and whenever changes in the circumstances indicate goodwill could be impaired. No goodwill impairment losses were recorded in the years ended December 31, 2006, 2005 and 2004.

Other intangible assets included in other long-term assets and deferred charges on the consolidated balance sheet as of December 31, 2006 and 2005 consist of the following:

	For the Year Ended December 31, 2006
	Gross	Accumulated Amortization	Net
	(In thousands)
Developed technology, 5 year life	$4,560	$4,370	$190
Acquired research rights, 15 year life	4,395	293	4,102
Patents, 5-7 year life	380	229	151
Royalty-free licenses, 10 year life	230	110	120
Other, 5 year life	320	307	13
Total	$9,885	$5,309	$4,576

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

Aggregate amortization expense was $1,340,000, $1,047,000 and $1,047,000, respectively for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts were included in research and development expenses for all periods presented. As of December 31, 2006 estimated future amortization expense is as follows:

2007	$567
2008	364
2009	338
2010	331
2011	331
Thereafter	2,645
$4,576

10.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)
Salaries and other employee benefits	$6,205	$6,814
Accrued interest	1,716	1,107
Accrued legal	1,862	178
Other current liabilities	4,577	4,724
Total	$14,360	$12,823

In January 2004, a then executive officer of deCODE acquired an ownership interest in Icelandair, the only regularly-scheduled commercial airline serving Iceland. From January 2004 through June 2004 (when the executive officer left the employ of deCODE) deCODE incurred charges to Icelandair of $436,000 for business travel by deCODE’s officers and employees. deCODE believes that the rates charged by Icelandair are no less favorable than those it charges other customers.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

11.  Debt

Long-term debt consists of the following:

	December 31,
	2006	2005
	(In thousands)
Senior convertible notes, net of discount of $23,736,000 and $0 at December 31, 2006 and 2005, respectively	$206,264	$150,000
Mortgage loans	5,611	5,921
Equipment notes	791	282
Total	212,666	156,203
Less current portion	604	550
Long-term portion	$212,062	$155,653

As of December 31, 2006 principal payments on long-term debt are as follows:

2007	$604
2008	5,474
2009	249
2010	75
2011	230,000
Thereafter	—
$236,402

Senior Convertible Notes

In April 2004, deCODE completed an offering of $150,000,000 principal amount 3.5% Senior Convertible Notes (the “2004 Notes”) due 2011 to qualified institutional buyers. The 2004 Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.4286 shares per $1,000 principal amount of the Notes. deCODE may redeem the 2004 Notes beginning April 20, 2009. Interest is payable semi-annually on April 15 and October 15. From this offering, deCODE received net proceeds of $143,805,000. deCODE recorded deferred offering costs of $6,195,000 which are being amortized to interest expense over the life of the 2004 Notes (through April 15, 2011). During the years ended December 31, 2006, 2005 and 2004, interest expense of $885,000, $885,000 and $635,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations related to the deferred offering cost amortization. Deferred financing costs related to the 2004 Notes is included in other long-term assets and totals $3,898,000 and $4,783,000 at December 31, 2006 and 2005. During the years ended December 31, 2006, 2005 and 2004, interest expense, related to the 3.5% annual interest, of $5,250,000, $5,250,000 and $3,768,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations.

In November 2006 deCODE completed the sale of $80,000,000 principal amount of 3.5% Senior Convertible Notes due 2011 (the “2006 Notes”) at a price of 70% of par pursuant to Rule 144A under the Securities Act of 1933. The 2006 Notes have substantially similar terms to the 2004 Notes. The 2006 Notes

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share, which is equivalent to an initial conversion rate of approximately 71.4286 shares per $1,000 principal amount of the Notes. deCODE may redeem the 2006 Notes beginning April 20, 2009. Interest is payable semi-annually on April 15 and October 15. From the 2006 Notes offering, deCODE received gross proceeds of $56,000,000. The 30% ($24,000,000) discount on the 2006 Notes was recorded as a reduction to the debt recorded and deCODE will accrete this discount, over the life of the 2006 Notes (through April 15, 2011), to interest expense up to the full principal amount of $80,000,000. During the year ended December 31, 2006, deCODE recognized interest expense related to the accretion of the discount of $264,000 in other non-operating expenses in the Consolidated Statements of Operations, with a remaining discount to be accreted of $23,736,000 at December 31, 2006. deCODE recorded deferred offering costs of $3,053,000 which are being amortized to interest expense over the life of the 2006 Notes. During the year ended December 31, 2006, interest expense of $34,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations with a remaining balance of $3,020,000 at December 31, 2006. During the year ended December 31, 2006, interest expense, related to the 3.5% annual interest, of $583,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations.

Mortgage Loans

deCODE has a mortgage loan with a financial institution for its Woodridge, IL facility. In March 2005, deCODE eliminated restricted cash collateral totaling $6,000,000 and entered into an agreement to refinance its $10,211,000 mortgage with the same financial institution by paying down $4,000,000 of the mortgage balance and refinancing $6,211,000. deCODE refinanced the mortgage again in December 2006 and had a balance of $5,611,000 at December 31, 2006. The new mortgage carries an interest rate of three-month LIBOR + 2.25% (7.62% at December 31, 2006), payable in monthly installments of $26,000 plus interest for two years with a final payment of $4,990,000 due in December 2008. The mortgage loan is collateralized by deCODE’s Woodridge, IL facility.

In March 2005, deCODE entered into a sale-leaseback financing for two of its facilities (see Note 12) and in conjunction with that event, certain mortgage loans totaling $21,334,000 were repaid. The mortgage loans were collateralized by deCODE’s facilities to which they underlying loans related to. Prior to the sale-leaseback financing the mortgage loans that were extinguished in 2005, consisted of (i) a $17,523,000 mortgage loan that bore interest at a rate of three-month LIBOR plus 3.00% until March 1, 2009 at which time the lender had the right to unilaterally adjust the interest margin. The loan was payable in twenty quarterly payments starting on march 1, 2009 with a final payment due in 2013, (ii) a $1,907,000 mortgage loan that bore interest at a rate of six-month LIBOR plus 1.95% and was payable in semi-annual installments of $73,000 beginning in June 2003 with a final payment of $1,835,000 due in 2005, and (iii) a $1,904,000 mortgage loan (net of a discount on warrants of $381,000) that bore annual interest at a rate of three-month LIBOR plus 3.00% with principal and interest payable quarterly beginning in March 2002. At December 31, 2006 and 2005 there were no balances related to these mortgage loans.

Mortgage Bonds

During the year ended December 31, 2005, deCODE repaid mortgage bonds of $14,236,000 in conjunction with the sale-leaseback financings of Sturlugata and Krokhals (see Note 12). The bonds, had been used to finance the construction of deCODE’s headquarters facility in Iceland The mortgage bonds bore annual interest of 8.5% that was payable annually along with principal beginning in December 2002

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

and with a final payment in December 2008. The mortgage bonds were collateralized by deCODE’s headquarters facility.

Short Term Borrowings

In July 2006, deCODE entered into an agreement to finance its Directors and Officers insurance premium in the amount of $600,000. The amount is payable monthly with interest at 6.25% with a final payment due in June 2007. At December 31, 2006, $331,000 was due under this agreement and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

During the year ended December 31, 2005 and in connection with the sale-leaseback financing of Sturlugata discussed in Note 12, deCODE repaid short-term borrowings of $4,500,000. These borrowings were due in two amounts of $2,500,000 and $2,000,000 on March 17, 2005 and April 28, 2005 and had interest rates of three month LIBOR. Also in the year ended December 31, 2005, deCODE repaid the $569,000 balance of a short term loan, which had been entered into in August 2004 for $1,100,000 at an interest rate of 3.79%, and was due in ten monthly principal installments of $114,000. At December 31, 2006 and 2005, none of these short term borrowings were outstanding.

Equipment Notes

The equipment notes consist of various loans for equipment and insurance financing, range in principal amount from $53,000 to $601,000 and are collateralized by the related equipment. The notes are generally payable over a term of 4 years at interest rates ranging from 8.58% to 10.95%.

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

A portion of the proceeds from the sale of Sturlugata 8 were used to prepay approximately $38,639,000 of short and long-term debt that was secured by mortgages on the property (see Note 11). deCODE recorded a loss on early extinguishment of debt during the year ended December 31, 2005 amounting to $3,142,000 which consisted of (i) prepayment fees ($1,400,000), (ii) write-off of remaining unamortized finance costs ($1,394,000), and (iii) remaining unamortized discount on the prepaid long-term debt ($347,000). The loss has been recorded in other non-operating expense in the accompanying Consolidated Statement of Operations.

deCODE has leased the Sturlugata 8 property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas per month ($298,000 as of December 31, 2006), subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Krokhals

In June 2005, deCODE entered into a financing for the sale and leaseback of its facility at Krokhals 5D and 5E, Reykjavik, Iceland. The sale price for the property was 502 million Icelandic kronas ($7,672,000 after taking into account the sales commission of $117,000). As a result of the sale, the remaining net book value of the property ($4,029,000) has been removed from the balance sheet as of December 31, 2005, and the resulting gain ($3,559,000) has been deferred and will be recognized to earnings over the 15 year term of the leaseback. A portion of the proceeds from the sale of Krokhals were used to prepay approximately $1,836,000 of long-term debt that was secured by a mortgage on the property.

deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic krona per month ($57,000 as of December 31, 2006), subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

Equipment

In June 2003, deCODE sold certain laboratory equipment for $4,750,000 net cash proceeds and leased the equipment back from the counter-party (an Icelandic leasing company) for an 18-month term. In January 2004, the lease was extended for another 18-month term with the final payment due June 2006. As ownership of the equipment was transferred to deCODE at the end of the extended lease without any further significant payment, the transaction was recorded as a financing and the gain ($1,418,000) was deferred and amortized over the remaining useful life of the leased equipment.

In December 2005, deCODE entered into a financing for the sale and leaseback of equipment. The sale price of the equipment was 71.6 million Iceland kronas ($1,200,000) and the resulting gain of $222,000 has been deferred and is being recognized in earnings over the 37 month term of the leaseback.

During 2006, deCODE entered into a financing for the sale and leaseback of laboratory equipment from Illumina for $4,071,000. The net sale price of the equipment was $4,325,000 and the resulting gain of $254,000 has been deferred and is being recognized in earnings over the 37 month term of the leaseback. Also, during 2006, deCODE sold certain laboratory equipment for $713,000 net cash proceeds and leased the equipment back. The resulting gain of $82,000 has been deferred and is being recognized in earnings over the 37 month term of the leaseback.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

13.  Commitments and Contingencies

Lease Arrangements

deCODE leases certain property, equipment and other assets under non-cancelable leases that expire at varying dates through 2020. At December 31, 2006, future minimum lease payments under all non-cancelable leases are as follows:

	Operating	Capital
	(In thousands)
2007	$5,131	$2,418
2008	4,921	2,286
2009	4,829	1,399
2010	4,706	—
2011	4,706	—
Thereafter	38,952	—
Total minimum lease payments	$63,245	6,103
Less amount representing interest		510
Present value of future minimum lease payments		5,593
Less: current portion		2,100
Long-term portion		$3,493

Total rent expense for operating leases was $3,452,000, $2,888,000 and $1,482,000 in the years ended December 31, 2006, 2005 and 2004 respectively. For the years ended December 31, 2006 and 2005 the amount reflects the amortization of the deferred gain on sale-leaseback of properties of $1,938,000 and $1,583,000, respectively.

Other Commitments

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5,000,000, with the timing of payments not determinable at the current time.

Guarantees

When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these future payments as of December 31, 2006.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Indemnification

deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of December 31, 2006.

14.  Litigation

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

In conjunction with the plaintiffs, the settling issuer defendants filed a motion seeking the court’s preliminary approval of the settlement. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005.  The settlement fairness hearing was held on April 24, 2006, and the District Court reserved decision. On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the District Court’s certification of a litigation class in that portion of the case between the Plaintiffs and the underwriter defendants. Because the Second Circuit’s opinion was directed to the class certified by the District Court for the Plaintiffs’ litigation against the underwriter defendants, the opinion’s effect on the class certified by the District Court for the Company’s settlement is unclear. On January 5, 2007, Plaintiffs filed a petition for rehearing en banc by the Second Circuit. The proposed settlement is pending final approval by the District Court.

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

On August 4, 2006 deCODE commenced an action in the U.S. District Court for the Eastern District of Pennsylvania against five former employees for misappropriation of deCODE’s trade secrets and intellectual property, related breach of non-competition, non-solicitation, and non-disclosure provisions of their employment agreements, and violation of the federal Computer Fraud and Abuse Act. The suit alleges that the defendants, including Hákon Hákonarson, formerly deCODE’s Vice President, Business Development, were recruited, and at least four are currently employed, by the Center for Applied Genomics, a business unit of the Children’s Hospital of Philadelphia (CHOP). Also, the suit alleges that while still deCODE employees and with the knowledge of senior CHOP staff, these defendants copied or sent directly to CHOP deCODE proprietary methods, tools, business plans and research results. CHOP has intervened as a defendant in the case.

deCODE is seeking preliminary and permanent injunctions restraining, among other things, the individual defendants from working at CHOP in any capacity competitive with deCODE for two years, and the individual defendants and CHOP from soliciting our employees for a period of one year and from using or disclosing our confidential information. In addition, deCODE is seeking unspecified amounts of compensatory, special and punitive damages and attorney’s fees.

On August 11, 2006 the court issued a temporary restraining order prohibiting the individual defendants from using, altering, destroying or transferring possession of any information taken from

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

deCODE, and from destroying, using, altering, copying or transferring possession of one or more 250 gigabyte hard drives or any other removable storage devices that contained any deCODE information. On August 22, 2006, the court entered an order extending the temporary restraining order until the court rules on deCODE’s motion for a preliminary injunction. The hearing on plaintiffs’ motion for a preliminary injunction concluded on November 22, 2006. Post-hearing briefs have been submitted. The court has stated that it will schedule a date for argument on the motion, but no date has been scheduled yet for the argument. Accordingly, the temporary restraining order remains in place.

On September 5, 2006 deCODE filed a motion for an order to show cause why defendant Robert Skraban should not be held in contempt for violating the temporary restraining order. On December 1, 2006 deCODE filed a similar contempt motion as to defendant Hákon Hákonarson. The court has not yet ruled on these motions.

On December 13, 2006 CHOP filed counterclaims against deCODE asserting claims for defamation, trade libel, abuse of process, breach of contract, promissory estoppel, intentional interference with prospective contractual relations, and fraud. CHOP’s counterclaims for defamation, trade libel, intentional interference with prospective contractual relations, and fraud are asserted against Dr. Kári Stefánsson as well as deCODE. CHOP’s counterclaims seek unspecified amounts of compensatory, special and punitive damages, and attorney’s fees.

On December 22, 2006 four individual defendants (Hákon Hákonarson, Struan Grant, Robert Skraban and Jonathan Bradfield) filed counterclaims against deCODE asserting claims for defamation, trade libel, abuse of process, breach of contract, promissory estoppel, fraud, breach of implied contract, breach of covenant of good faith and fair dealing, and false light. The individual defendants’ counterclaims for defamation, trade libel, abuse of process, fraud, breach of implied contract, and false light are asserted against Dr. Kári Stefánsson as well as deCODE. The individual defendants’ counterclaims seek unspecified amounts of compensatory, special and punitive damages, and attorney’s fees.

deCODE and Dr. Stefánsson have filed motions to dismiss the counterclaims of CHOP and the individual defendants. The court has not yet ruled upon the motions to dismiss.

If deCODE is required to defend the counterclaims filed by CHOP and the individual defendants, deCODE believes that it has valid defenses to such counterclaims. If the counterclaims of CHOP or the individual defendants are resolved against deCODE, it is possible that monetary damages could be awarded against deCODE that would materially affect the business of deCODE.

The fifth individual defendant, Jesus Sainz, was served with deCODE’s complaint but has not filed any response. The court entered Sainz’s default on September 21, 2006.

15.  Derivative Financial Instruments

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

In March 2004, deCODE refinanced its foreign currency debt, with the new instrument being a variable rate U.S dollar denominated debt. Following-on from this refinancing, deCODE reconsidered its two cross-currency swaps and decided to liquidate them realizing $9,720,000 in proceeds. deCODE realized a loss on this early termination that, together with unrealized losses on the swaps during the year ended December 31,2004, amounted to $1,465,000. Unrealized and realized gains and losses on these two cross-currency swaps are included in other non-operating income and (expense), net in the Consolidated Statements of Operations.

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

16.  Stockholders’ Deficit

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

In December 2005, deCODE filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for the issuance and sale from time to time of debt and equity securities either individually or in units, in one or more offerings, with a total value of up to $100 million. In July 2006 deCODE completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share, for aggregate net proceeds, after costs of the transaction, of $27,724,000.

Preferred Stock

At December 31, 2006, deCODE had 6,716,666 shares of undesignated preferred stock authorized and no shares issued or outstanding. In respect of the undesignated shares of preferred stock, deCODE’s Board of Directors is authorized, except as otherwise limited by Delaware law, without further action by the stockholders to:

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

Warrants

Upon the closing of deCODE’s public offering in July 2000, warrants to purchase 1,075,833 shares of Series A preferred stock and warrants and options to purchase 416,667 shares of Series C preferred stock automatically converted into warrants and options to purchase the same number of shares of common stock. Of these warrants, 47,222 were exercised in the year ended December 31, 2005.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Warrant activity is summarized as follows:

	For the Years Ended December 31,
	2006	2005	2004
Outstanding at beginning of year	2,729,873	3,124,724	1,400,467
Issued	—	—	1,724,257
Exercised	—	(47,222)	—
Cancelled	(344,851)	(347,629)	—
Outstanding at end of year	2,385,022	2,729,873	3,124,724

A summary of the exercisable deCODE warrants as of December 31, 2006, is as follows:

Common Shares Issuable for	Exercise Price Per Share	Warrant Expiration Date
250,000	$2.00	February 2, 2007 (exercised January 26, 2007)
55,555	3.00	February 5, 2008
55,556	3.00	May 20, 2009
55,556	4.00	February 10, 2010
933,800	15.00	March 1, 2007 (expired, unexercised March 1, 2007)
1,350,467

Equity Incentive Plans

In May 2006, deCODE adopted the deCODE genetics, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the issuance of up to 4,000,000 shares of common stock to employees, consultants and non-employee directors in the form of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights (SARs). deCODE also maintains the deCODE genetics, Inc. 1996 and 2002 Equity Incentive Plans (together with the 2006 Plan, the “Plans”) that provide for the grant for awards to employees, members of the Board of Directors, consultants and other advisors who are not employees. The 1996 Equity Incentive Plan expired in July 2006. A total of 10,000,000 shares were originally reserved for grants of options and restricted stock under the terms of the 1996 and 2002 Equity Incentive Plans.

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

Options granted to date generally vest over a period of four years, generally have a maximum term of 10 years, and may contain early-exercise provisions allowing for company-provided financing of the exercise price. As of December 31, 2006, 4,201,184 shares were available for grant under the Plans.

The following table summarizes information about stock options outstanding under the Plans at December 31, 2006:

	Exercise Price Greater Than Grant Date Stock Fair Value		Exercise Price Equals Grant Date Stock Fair Value		Exercise Price Less Than Grant Date Stock Fair Value		Total
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2004	100,000	$7.42	3,516,831	$7.73	491,500	$9.02	4,108,331	$7.88
Granted	30,000	8.39	832,734	8.35	—	—	862,734	8.35
Exercised	—	—	(113,427)	4.57	—	—	(113,427)	4.57
Cancelled	—	—	(164,154)	7.68	(3,542)	10.00	(167,696)	7.73
Outstanding at December 31, 2004	130,000	7.64	4,071,984	7.95	487,958	9.02	4,689,942	8.05
Granted	—	—	592,333	8.85	—	—	592,333	8.85
Exercised	(20,000)	7.42	(82,860)	3.51	—	—	(102,860)	4.27
Cancelled	(30,000)	8.39	(186,713)	7.77	(260,000)	5.63	(476,713)	6.64
Outstanding at December 31, 2005	80,000	7.42	4,394,744	8.16	227,958	12.88	4,702,702	8.38
Granted	—	—	974,194	7.24	—	—	974,194	7.24
Exercised	(80,000)	7.42	(96,067)	2.97	—	—	(176,067)	4.99
Cancelled	—	—	(500,755)	9.27	(25,000)	18.17	(525,755)	9.68
Outstanding at December 31, 2006	—	$—	4,772,116	$7.96	202,958	$12.23	4,975,074	$8.14

The aggregate intrinsic value of options exercised under the Plans determined as of the date of option exercise was $528,000, $461,000 and $578,000 during the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $4.34, $8.90 and $8.32, per share, respectively. Cash received from option exercises for the years ended December 31, 2006 and 2005 and 2004 was $870,000, $439,000 and $522,000, respectively.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Oustanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Number of Shares	Weighted Average Exercise Price
$1.52 to $7.05	1,055,278	$4.61	7.77	555,063	$3.74
$7.38 to $8.13	1,104,006	7.96	6.47	779,939	8.04
$8.17 to $8.65	326,236	8.41	6.94	227,936	8.41
$8.96 to $8.96	1,427,501	8.96	6.88	1,213,444	8.96
$9.21 to $24.56	1,062,053	10.64	7.21	578,634	11.75
$1.52 to $24.56	4,975,074	$8.14	7.05	3,355,016	$8.33

The aggregate intrinsic value of options outstanding and exercisable at December 29, 2006 was $0 and $0, respectively. The aggregate intrinsic value of options outstanding and options exercisable represents the total pre-tax intrinsic value, based on deCODE’s closing stock price of $4.53 as of December 29, 2006 (the last trading day for the year ended December 31, 2006), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 29, 2006 was 305,997. The weighted average remaining life of options exercisable was 6.3 years. The total shares vested and expected to vest at December 31, 2006 was approximately 4,751,685.

Stock-based Compensation

Effective January 1, 2006 deCODE adopted SFAS 123R using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to deCODE’s employees and directors. deCODE’s financial statements as of and for year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, deCODE’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in deCODE’s Consolidated Statement of Operations during the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, deCODE elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

The following table summarizes stock-based compensation expense related to employee stock options and nonvested share awards under SFAS 123R for the year ended December 31, 2006 which was included in the Consolidated Statement of Operations in the following captions:

Year Ended December 31, 2006
(In thousands)
Operating Expenses:
Cost of revenue	$612
Research and development—proprietary programs	1,513
Selling, general and administrative	2,176
Total	$4,301

As stock-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. deCODE has calculated stock-based compensation using an estimated forfeiture rate of 5.6%. To the extent the actual forfeiture rate differs materially from this estimate the expense will be adjusted.

As of December 31, 2006, there was $6,457,000 of total unrecognized compensation expense related to non-vested stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years. The total fair value of options vested during the year ended December 31, 2006 was $3,634,000.

Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, deCODE applied the accounting rules under APB 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

The following table illustrates the effect on net loss per share if deCODE had applied the fair value recognition provisions of SFAS 123R to awards granted under deCODE’s stock-based compensation plans prior to the adoption of this standard:

	Year Ended December 31,
	2005	2004
	(In thousands except per share amounts)
Net loss attributable to common stockholders—as reported	$(62,750)	$(57,255)
Add: Stock-based employee compensation expense included in reported net loss	441	964
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(5,347)	(5,932)
Net loss attributable to common stockholders—proforma	$(67,656)	$(62,223)
Basic and diluted net loss per share as reported—as reported	$(1.17)	$(1.07)
Basic and diluted net loss per share—proforma	(1.26)	(1.16)

The employee stock-based compensation recognized under SFAS 123R and presented in the pro forma disclosures required under SFAS 123 was determined usint the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows.

	Year Ended December 31,
	2006	2005	2004
Expected dividend yield	—	—	—
Expected volatility	65.9%	80.0%	92.0%
Expected option life (in years)	5.1	5.0	5.0
Risk-free interest rate	4.7%	4.1%	3.7%

deCODE estimates the expected term of the options based on historical patterns by employees with respect to exercise and post vesting employment termination behaviors. Beginning on January 1, 2006, expected volatility is based on deCODE’s historical volatility and is calculated using a weighted average of the volatility over a period equal to the expected term of the award and the most recent one year volatility. deCODE bases the risk-free interest rate used on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. As deCODE does not pay dividends, the dividend rate variable in the Black-Sholes model is zero.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

Restricted Stock

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The stock-based compensation expense for these awards is determined based on the market price of deCODE’s stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the period the restrictions lapse.

The following table represents restricted stock activity for the years ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares outstanding, beginning of period	51,987	$9.31	—	$—
Restricted shares issued	7,588	7.38	57,944	9.08
Restricted shares vested	(7,678)	7.29	(5,957)	7.05
Unvested restricted shares outstanding, end of period	51,897	$9.33	51,987	$9.31

At December 31, 2006, there was $261,000 of total unrecognized compensation cost related to restricted stock to be recognized over a weighted average remaining period of 1.53 years. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $56,000 and $42,000, respectively.

In 2006 and 2005, deCODE granted 7,588 and 7,944 shares, respectively to its Audit Committee members. These grants remain subject to the right of deCODE to repurchase the shares in certain circumstances through a period of one-year from grant date. During the years ended December 31, 2006 and 2005, deCODE recognized expense of $56,000 and $36,000 related to these grants, respectively.

In 2005, deCODE granted 50,000 shares to an executive officer. This grant remains subject to the right of deCODE to repurchase the shares in certain circumstances until July 2008. During the years ended December 31, 2006 and 2005, deCODE recognized expense of $157,000 and $73,000, respectively.

In 2004, deCODE granted a stock award to a consultant for 15,000 shares. deCODE recognized expense of  $104,000 in 2004 related to this grant based on the fair market value of common stock on the date of grant. These shares were issued in January 2005.

17.  Defined Contribution Benefits

deCODE contributes to relevant pension organizations for personnel in Iceland in accordance with Icelandic law and employment practices. Certain other discretionary contributions may be made. Contributions are based on employee salaries paid and deCODE has no further liability in connection with

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

these plans. Total contributions were $2,231,000, $2,120,000 and $1,648,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

deCODE maintains 401(k) pension plans available to eligible full-time employees in the United States. deCODE made contributions of $319,000, $273,000 and $248,000 for the years ended December 31, 2006, 2005 and 2004 to these plans.

18.  Income Taxes

Deferred income taxes include the net effects of temporary differences between the carrying amounts for assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

deCODE’s deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2006	2005
	(In thousands)
Loss carryforwards	$73,061	$61,039
Capitalized research and development costs	18,564	15,640
Deferred revenue	1,429	2,200
Fixed asset depreciation	4,340	107
Intangible assets/patents	(186)	(597)
Other deferred tax assets	750	637
Total deferred tax asset, net	97,958	79,026
Valuation allowance	(97,958)	(79,026)
	$—	$—

The table below reconciles the expected U.S. federal income tax rate to the recorded income tax rate:

	For the Years Ended December 31,
	2006	2005	2004
Income taxes at federal statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(0.9)	(0.2)	(1.6)
Non-deductible equity compensation	0.5	0.3	3.9
Foreign rate differential	13.4	14.8	12.2
Foreign currency adjustment	(0.8)	2.6	(12.4)
Other	(0.3)	2.1	(0.8)
Net change in valuation allowance	22.1	14.4	32.7
	0.0%	0.0%	0.0%

Pre-tax U.S. losses were $13,653,000, $7,986,000 and $13,587,000 and pre-tax Icelandic losses were $71,820,000, $54,764,000 and $43,668,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006, deCODE had U.S. federal net operating loss (“NOL”) carryforwards of approximately $49,388,000 that may be available to offset future U.S. federal income tax liabilities and expire at various dates through 2026. As of December 31, 2006, deCODE’s Icelandic subsidiaries had NOL carryforwards of approximately $298,535,000 that begin to expire in 2007. Management has evaluated the positive and

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which are comprised principally of net operating loss carryforwards and capitalized research and experimentation costs.

Approximately $655,000 of the net operating loss carryforwards relate to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid in capital.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

In the year ended December 31, 2004 there was a foreign currency adjustment caused by strengthening of the Icelandic krona against the U.S. dollar, resulting in an increase in deferred tax assets and liabilities that was offset by an increase in the tax valuation allowance of $32,502,000. In the years ended December 31, 2006 and 2005, this strengthening began to reverse resulting in a decrease in deferred tax assets and liabilities that was offset by a decrease in the tax valuation allowance of $26,207,000 and $11,096,000.

19.  Subsequent Event

In February 2007, deCODE entered into an agreement regarding the sale and leaseback of its property (land and facility) in Woodridge, Illinois. Pursuant to the agreement and subject to the satisfaction of contingencies including, without limitation, negotiation of a satisfactory lease, deCODE will sell the Woodridge property for $25,000,000 in cash and lease the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease contemplated by the agreement, deCODE will have two 5-year renewal options with rent at the then prevailing market rate. The lease will be an absolute net lease and deCODE will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. deCODE’s obligations under the lease are to be secured by a letter of credit in the amount of $5,000,000. The agreement regarding the sale and leaseback of the property is subject to the satisfaction of various contingencies, including, without limitation, the negotiation of a satisfactory lease, the buyer’s ability to obtain financing for its purchase of the property and the buyer’s satisfaction with its due diligence review of the property. The transaction is expected to close in May 2007 if such contingencies are satisfied, however, in light of the contingencies, there can be no assurance that the closing will occur.

deCODE genetics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(tabular amounts in thousands, except share and per share amounts)

20.  Selected Quarterly Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2006
Revenue	$10,133	$10,360	$8,566	$11,451
Operating loss	20,501	17,698	23,907	22,358
Net loss	20,273	18,343	23,632	23,225
Basic and diluted net loss per share	(0.37)	(0.34)	(0.40)	(0.38)
2005
Revenue	$9,523	$11,437	$13,197	$9,798
Operating loss	12,050	12,855	11,781	20,488
Net loss	16,936	13,332	11,370	21,112
Basic and diluted net loss per share	(0.32)	(0.25)	(0.21)	(0.39)

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.          Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of deCODE’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of such fiscal year deCODE’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports deCODE files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosures.

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

(b)    Changes in Internal Controls. We are continuously seeking to improve the efficiency and effectiveness of our internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, which audited the financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. This report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
deCODE genetics, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that deCODE genetics, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, in 2006.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2007

Item 9B.               Other Information

Not applicable

PART III

Item 10.                 Directors and Executive Officers of the Registrant

For information concerning this item, see the information under “Election of Directors,” “Executive Officers Who are Not Directors, “ “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be filed with respect to our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.                 Executive Compensation

For information concerning this item, see the information under “Executive Compensation” in our Proxy Statement to be filed with respect to our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information concerning this item, see the information under “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with respect to our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

For information concerning this item, see the information under “Certain Relationships and Related Transactions” and “Election of Directors” in our Proxy Statement to be filed with respect to our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

For information concerning this item, see the information under “Principal Accountant Fees and Services” in our Proxy Statement to be filed with respect to our 2007 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Kari Stefansson	Chairman, President, Chief Executive Officer and	March 14, 2007
Kari Stefansson	Director (principal executive officer)
/s/ Lance Thibault	Chief Financial Officer and Treasurer (principal	March 14, 2007
Lance Thibault	financial officer and principal accounting officer)
/s/ J. Neal Armstrong	Director	March 14, 2007
J. Neal Armstrong
/s/ James Beery	Director	March 14, 2007
James Beery
/s/ Terrance McGuire	Director	March 14, 2007
Terrance McGuire
/s/ Linda Buck	Director	March 14, 2007
Linda Buck
/s/ Birgit Stattin Norinder	Director	March 14, 2007
Birgit Stattin Norinder
/s/ Earl M. Collier, Jr.	Director	March 14, 2007
Earl M. Collier, Jr.
/s/ Peter Goodfellow	Director	March 14, 2007
Peter Godfellow

EXHIBIT INDEX

Exhibit Number	Description
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

4.3	Warrant, dated February 25, 2004, issued to Merck & Co., Inc. (Incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 15, 2004).
4.4

Indenture dated as of April 14, 2004 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011)(Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-116543) which was filed on June 16, 2004).

4.5

Registration Rights Agreement dated as of April 14, 2004 between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004).

4.6

Indenture dated as of November 17, 2006 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011)(Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006).

4.7

Registration Rights Agreement dated as of November 17, 2006 between deCODE genetics, Inc. and Lehman Brothers, Inc. as Representative of the Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2006).

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

10.8	Purchase Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on From 10-Q filed on May 10, 2005).
10.9	Lease Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on From 10-Q filed on May 10, 2005).
10.10*

Employment Agreement between deCODE genetics, Inc. and Daniel L. Hartman, effective as of July 15, 2005(Incorporated by reference to Exhibit 10.1 to the Company’s Report on From 10-Q filed on November 9, 2005).

10.11*	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 1, 2005).
10.12*	2002 Equity Incentive Plan (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on April 15, 2003).
10.13+

License Agreement, dated as of October 17, 2003, between deCODE genetics, ehf. and Bayer AG (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 15, 2004).

10.14+	License and Research Collaboration Agreement, dated February 25, 2004, between deCODE genetics, ehf. and Merck & Co., Inc.
10.15*

Agreement between deCODE genetics, Inc. and J. Neal Armstrong dated as of August 18, 2003 and effective as of October 3, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on From 10-Q filed on November 13, 2003)

10.16*	2006 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006).
10.17

Placement Agency Agreement by and among the Company, Lehman Brothers Inc. and Thomas Weisel Partners LLC dated as of July 13, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2006).

10.18	Form of Purchase Agreement between the Company and Certain Purchasers of Common Stock (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2006).
10.19*	Employment Agreement between deCODE genetics, Inc. and Jakob Sigurdsson, dated as of October 25, 2006

10.20

Purchase Agreement dated November 14, 2006 between deCODE genetics, Inc. and Lehman Brothers, Inc., as Representative of the Initial Purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006).

10.21	Agreement of Purchase and Sale between deCODE Chemistry, Inc and Woodridge Holdings LLC, dated as of February 5, 2007.
21.1	Subsidiaries of deCODE genetics, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

*                    Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.