Form 10-Q
period 2007-03-31
DECODE GENETICS INC
filed 2007-05-09
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The aggregate number of shares of the registrant’s common stock outstanding on April 30, 2007 was 61,701,333 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,206	$21,882
Investments	117,902	130,134
Receivables	8,241	8,464
Other current assets	9,551	9,231
Total current assets	152,900	169,711
Property and equipment, net	23,159	24,382
Goodwill	10,055	10,055
Intangible assets, net	4,282	4,576
Other long-term assets	6,506	6,885
Total assets	$196,902	$215,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,250	$2,877
Accrued expenses and other current liabilities	13,443	14,360
Current portion of capital lease obligations	2,105	2,100
Current portion of long-term debt	603	604
Deferred revenue	5,395	3,557
Total current liabilities	25,796	23,498
Capital lease obligations, net of current portion	2,978	3,493
Long-term debt, net of current portion	213,182	212,062
Deferred gain on sale-leaseback	25,231	25,716
Deferred revenue	6,219	6,219
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 100,000,000 shares; Issued and outstanding: 61,698,833 and 61,697,833, respectively, at March 31, 2007; and 61,556,985 and 61,555,985 respectively, at December 31, 2006	62	62
Additional paid-in capital	484,532	483,052
Notes receivable	(2,764)	(2,778)
Accumulated deficit	(558,313)	(535,688)
Accumulated other comprehensive income	(16)	(22)
Treasury stock, 1,000 shares stated at cost at March 31, 2007 and December 31, 2006	(5)	(5)
Total stockholders’ deficit	(76,504)	(55,379)
Total liabilities and stockholders’ deficit	$196,902	$215,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three-Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)

Revenue	$8,554	$10,133
Operating expenses:
Cost of revenue.	10,918	9,850
Research and development	12,676	15,517
Selling, general and administrative	6,176	5,267
Total operating expenses	29,770	30,634
Operating loss	(21,216)	(20,501)
Interest income	1,991	1,712
Interest expense	(3,666)	(1,716)
Other non-operating income, net	266	232
Net loss	$(22,625)	$(20,273)

Basic and diluted net loss per share	$(0.37)	$(0.37)
Shares used in computing basic and diluted net loss per share	60,949	54,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three-Months
	Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(22,625)	$(20,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,754	1,874
Amortization of deferred gain on sale-leaseback of real estate	(485)	(485)
Stock-based compensation	1,462	971
Gain (loss) on disposal of equipment, net	—	48
Foreign currency translation	(15)	(4)
Amortization of debt discount	1,266	—
Amortization of deferred financing costs	381	212
Other	(2)	25
Changes in operating assets and liabilities:
Receivables and other assets	(335)	(785)
Accounts payable, accrued expenses and other current liabilities	456	1,059
Deferred revenue	1,838	1,386
Net cash used in operating activities	(16,305)	(15,972)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(25,334)	(88,095)
Sale of investments	37,587	49,825
Purchase of property and equipment	(237)	(819)
Proceeds from sale of property	238	-
Acquisition of UVS, net of cash acquired	—	1,270
Net cash provided by (used in) investing activities	12,254	(37,819)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18	709
Repayment of notes receivable for common stock	14	52
Proceeds from equipment financing	—	288
Repayments of debt and capital lease obligations	(657)	(765)
Net cash (used in) provided by financing activities	(625)	284
Net decrease in cash and cash equivalents	(4,676)	(53,507)
Cash and cash equivalents at beginning of period	21,882	65,943
Cash and cash equivalents at end of period	$17,206	$12,436
Supplemental cash flow information:
Cash paid for interest	$224	$177
Supplemental schedule of non-cash transactions Common stock issued for acquisition	$—	$6,082

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

In the opinion of deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three-month periods ended March 31, 2007 and 2006 and cash flows for the three-month periods ended March 31, 2007 and 2006.  The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.  These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2006, which includes consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004.

Certain prior period balances in cost of revenue and research and development have been reclassified to conform to the current period presentation. The reclassifications have no impact on reported revenue, net loss or loss per share.

3.	Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)
Research funding and other service fees	$4,614	$5,468
Milestone payments	342	198
Up-front, exclusivity, technology access, and technology development fees	—	500
Government research contracts and grant funding	3,360	2,987
Other	238	980
	$8,554	$10,133

For the three months ended March 31, 2007 and 2006, revenue from collaborations with F. Hoffmann-La Roche (Roche) constituted 6% and 26%, respectively, of consolidated revenue, government research contract and grant revenues from divisions of the United States National Institutes of Health (NIH) constituted 26% and 25%, respectively, of consolidated revenue and grant revenues from the Commission of the European Communities (EC) constituted 13% and 4%, respectively, of consolidated revenue.

During the three-months ended March 31, 2007, deCODE performed services totalling $121,000 for an employer of a member of deCODE’s board of directors.

4.	Research and Development

deCODE’s research and development expense consist of the costs of its own proprietary programs, comprised of the following during the three-months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Salaries and other personnel costs	$4,823	$5,336
Materials and supplies	2,672	1,590
Contractor services and other third party costs	2,699	5,827
Overhead expenses	1,448	1,570
Depreciation and amortization	722	872
Stock-based compensation	312	322
	$12,676	$15,517

5.	Stock-Based Compensation

Stock-based compensation to employees for the three-month periods ended March 31, 2007 and 2006 is included in deCODE’s results of operations as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating Expenses:
Cost of revenue	$252	$116
Research and development – proprietary programs	312	322
Selling, general and administrative	845	485
Total	$1,409	$923

As of March 31, 2007 there was approximately $9,869,000 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

deCODE calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three-months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Dividend yield	—	—
Expected volatility	64.8%	68.2%
Expected term (in years)	5.4	5.1
Risk-free interest rate	4.5%	4.6%

deCODE estimates the expected term of the options based on historical patterns by employees with respect to exercise and post vesting employment termination behaviors. deCODE’s expected volatility is calculated using a weighted average of the volatility over a period equal to the expected term of the award and the most recent one year volatility. deCODE bases the risk-free interest rate used on the implied rate currently available on the U.S. Treasury zero-coupon issues with a comparable term. As deCODE does not pay dividends, the dividend variable rate is zero.

The following table summarizes stock option activity for the three-months ended March 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	4,975,074	$8.14
Granted	2,479,500	3.45
Exercised	(8,848)	2.01
Forfeited/cancelled	(166,976)	8.56
Outstanding at March 31, 2007	7,278,750	6.54
Exercisable at March 31, 2007	3,407,917	$8.35

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. During the three-months ended March 31, 2007, deCODE recognized expense related to restricted stock grants of $53,000 and $48,000, respectively. At March 31, 2007, deCODE had 51,897 unvested restricted shares with a weighted average grant date fair value of $9.33.

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

	March 31,	March 31,
	2007	2006
	(Shares)	(Shares)
Warrants to purchase shares of common stock	856,371	2,385,022
Options to purchase shares of common stock	7,278,750	4,802,058
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	705,497	762,800
Convertible shares issuable upon conversion of 3.5% senior convertible notes	16,428,572	10,714,286
	25,269,190	18,664,166

7.	Comprehensive Income

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

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Net loss	$(22,625)	$(20,273)
Other comprehensive income (loss):
Foreign currency translation	(15)	8
Unrealized gain (loss) associated with investments	21	(21)

Total comprehensive loss	$(22,619)	$(20,286)

8.	Investments

deCODE invests its excess cash with large U.S. based financial institutions and considers its investment portfolio as available-for-sale. Investments are available for current operations and are classified as current assets. Investments are carried at fair value with the unrealized holding gain or loss included in accumulated other comprehensive income. Fair value is generally determined with reference to quotations in active markets. Premium and discounts associated with investments in bonds are amortized using the effective interest rate method.

Investments as of March 31, 2007 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Auction rate securities	$91,425	$91,425
Municipal bonds	11,498	11,497
Government debt securities	10,000	9,980
Corporate bond	5,000	5,000
	$117,923	$117,902

Gross unrealized holding gains and gross unrealized holding losses at March 31, 2007 were $0 and $21,000, respectively, and at December 31, 2006 were $0 and $41,000, respectively, and are included in accumulated other comprehensive income.

9.	Sale-Leaseback Financing

In February 2007, deCODE entered into an agreement regarding the sale and leaseback of its property (land and facility) in Woodridge, Illinois. Pursuant to the agreement and subject to the satisfaction of contingencies including, without limitation, negotiation of a satisfactory lease, deCODE will sell the Woodridge property for $25,000,000 in cash and lease the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease contemplated by the agreement, deCODE will have two 5-year renewal options with rent at the then prevailing market rate. The lease will be an absolute net lease and deCODE will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. deCODE’s obligations under the lease are to be secured by a letter of credit in an initial amount of $5,000,000 that may be reduced upon certain conditions. The agreement regarding the sale and leaseback of the property is subject to the satisfaction of various contingencies, including, without limitation, the negotiation of a satisfactory lease, the buyer’s ability to obtain financing for its purchase of the property and the buyer’s satisfaction with its due diligence review of the property. The transaction is expected to close in May 2007 if such contingencies are satisfied, however, in light of the contingencies, there can be no assurance that the closing will occur.

10.	Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

In the matter of In re deCODE genetics, Inc. Initial Public Offering , which is described in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”), the United States Court of Appeals for the Second Circuit, on April 6, 2007, denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, deCODE’s counsel has informed the district court that the proposed settlement described in the 10-K cannot be approved because the defined settlement class, like the litigation class, cannot be certified. deCODE cannot predict whether deCODE will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

11.	Recent Accounting Pronouncements

On January 1, 2007, deCODE adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the “more likely than not” recognition criteria, FIN 48 requires the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. This accounting standard is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The adoption on January 1, 2007 did not have a material effect on deCODE’s financial statements upon adoption or for the period ended March 31, 2007.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

We are also applying our findings to create DNA-based diagnostics. Because such tests analyze the same links between genetic variation and disease that we have used to identify drug targets, they can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug. In April 2007 we began offering deCODE T2™, our first reference laboratory DNA-based test for a gene variant we discovered to be associated with increased risk of type 2 diabetes.  We have entered into an agreement with DNA Direct, Inc. pursuant to which it will market and sell this test to consumers.  In addition, we are marketing and selling the test directly to physicians and other health care professionals.

Through our chemistry and structural biology units, based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group, which has expertise in drug and disease modeling, designs and implements our clinical trials. We also actively explore in-licensing,  co-development, and partnering opportunities, and in certain programs have brought directly into clinical trials compounds that address targets we have identified through our genetics research but which were originally developed by other companies for other indications.

deCODE has demonstrated its ability to discover novel therapeutic targets and compounds in major indications. The company has also shown that it can efficiently advance these compounds into and through mid-stage clinical trials providing a clear and detailed association to the biology of disease.

We are currently analyzing the results of a Phase IIa clinical trial for DG041, our developmental anti-platelet compound for arterial thrombosis. Phase I studies showed DG041 to be well-tolerated and to effectively reduce platelet aggregation without increasing bleeding time. The Phase II study is examining safety, tolerability, dosing, and the effect of various dose levels on biomarkers of platelet activation in patients with peripheral artery disease, and we expect to initiate a second Phase II study in patients with other vascular disease by year end.

deCODE has two compounds in clinical development targeting the leukotriene pathway for the prevention of heart attack. The results of the recently completed Phase I multiple dose ranging study of our compound, DG051, showed it to be safe and well-tolerated in the doses tested; to have a pharmacokinetic profile that supports its suitability for once-a-day dosing; and to lower, in a dose-dependent manner, levels of leukotriene B4, the pro-inflammatory biomarker that deCODE believes confers the increased risk of heart attack through this pathway. deCODE expects to begin Phase II testing later this year. We are currently reformulating the tablets for DG031, our Phase III compound for the prevention of heart attack, and expect to be in a position to restart our Phase III testing by year end. deCODE is conducting drug discovery work in vascular disease and stroke, the most advanced of its preclinical programs.

deCODE has a partnership with Roche focused on the discovery and development of PDE4 inhibitors for vascular disease. deCODE and Illumina, Inc. are working together to develop DNA-based diagnostic kits utilizing deCODE’s gene discoveries in heart attack, type 2 diabetes and breast cancer and Illumina’s platform for SNP genotyping. The company is also actively exploring drug development partnerships in its most advanced therapeutic programs, in order to spread risk and cost, and to focus resources on the advancement of its drug discovery work and preclinical candidates.

The goal of our business strategy is to maximize the creation of value from our human genetics, drug discovery and diagnostics work and to capture that value for the company and its stockholders. Our product development pipeline now includes drug development programs in heart attack and arterial thrombosis, and following on the launch of deCODE T2™ in type 2 diabetes we are advancing our DNA-based risk predisposition testing programs in arterial fibrillation, heart attack and prostate and breast cancer. Executing on our strategy – advancing these programs swiftly while continuing our discovery work in a broad range of common diseases – requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment.

As we invest in proprietary programs, we leverage our capabilities to form corporate alliances and to provide services to fee-paying customers. We also receive contract and grant funding from various governmental agencies. We have formed drug and other product development alliances with Roche and Illumina, among others. Our chemistry subsidiary provides drug discovery and contract manufacturing services to fee-for-service customers, and our other service offerings include protein crystallography products and instruments through our biosystems subsidiary, as well as protein structure analysis contract services through our structural biology subsidiary; clinical trials services through our Encode CRO; and DNA analysis services through our genotyping laboratory in Reykjavik.

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

We believe that our ongoing work in genetics, the advancement of our drug and diagnostic programs, and in particular the conduct of clinical trials, will require significant ongoing expenditure. In 2006, we completed our Phase I dose-ranging, pharmacokinetic and safety clinical program for DG041, our developmental anti-platelet compound for arterial thrombosis and concluded a Phase IIa trial; filed an IND and conducted a single-dose ranging Phase I study for DG051 for the prevention of heart attack; concluded our Phase II trial of Cephalon’s developmental compound CEP-1347 in asthma; and designed and initiated a Phase III trial for DG031 for the prevention of heart attack, a trial that we voluntarily suspended in October in order to address a formulation problem with the tablets.   In the first quarter of 2007 we continued to advance our drug development programs, completing a successful Phase I multiple dose ranging study of DG051, and are working to advance this compound to the next phases of clinical testing. We have established a Clinical Laboratory Improvement Amendments (CLIA) certified reference laboratory for offering DNA-based tests, and expect to follow the launch of our deCODE T2™ test in type 2 diabetes with several other tests we now have in development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At March 31, 2007, we had $135.1 million in cash, cash equivalents and investments and as we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing.  Our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that more favorable conditions in those markets will present opportunities for us, while downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms.

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

•       We have two compounds in development for the prevention of heart attack. These programs come out of our discovery of major risk variants in two genes encoding proteins in the leukotriene pathway. These variants – in the genes that code for 5-lipoxygenase activating protein (FLAP) and leukotriene A4 Hydrolase (LTA4H) – appear to confer risk in the same way: by causing an upregulation in the production of leukotriene B4, a potent pro-inflammatory molecule that is the end product of one branch of the pathway.  The therapeutic goal of both compounds is to inhibit the activity of the pathway, lowering the production of LTB4 and thereby decreasing the inflammatory activity in atherosclerotic plaques and reducing the risk of heart attack. DG051, discovered by deCODE’s chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. The results of our development work to date on DG051 indicates that it is well tolerated, provides potent inhibition of LTB4 production, is orally bioavailable, has potential for once-daily dosing, and appears to have minimal potential for drug-interaction. We completed a single-dose ranging Phase I study for DG051 in December 2006, and a multiple dose ranging Phase I trial of DG051 in the first quarter of 2007. The results from these studies demonstrated well-characterized pharmacokinetic parameters and a reduction of LTB4 in a dose-dependent manner.

In May 2006 we began a Phase III clinical trial for DG031, an inhibitor of FLAP which we licensed from Bayer AG, but voluntarily suspended this trial in October 2006 due to an unexpected formulation problem with the tablets. In routine testing of clinical supplies we discovered that, over time, the drug tablets appeared to dissolve more slowly, potentially providing lessening amounts of active drug the longer they were stored. This raised the possibility that as the trial progressed patients would be receiving too little drug, undermining the trial’s chances of success. We are currently reformulating the compound to resolve this issue and expect to be ready to resume Phase III testing near the end of this year.

•       DG041 is being developed as a mechanism-specific anti-platelet compound for the prevention of arterial thrombosis. DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of arterial disease. We believe that PGE2 may have additive stimulatory effects on platelet aggregation beyond those of other potent agonists such as ADP or thromboxane A2, targeted by clopidogrel and aspirin, respectively. In early 2006, we concluded the Phase I clinical program for DG041. Nearly 200 healthy subjects were exposed to DG041 in these studies. The results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied, and that DG041 can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. In the second quarter of 2006, we began a Phase IIa clinical trial that examined the effect of DG041 on certain plasma biomarkers.  We concluded this trial at the end of 2006 and expect to present the data during the second quarter of 2007. Based on the results of our clinical trials thus far, we believe that DG041 may offer a focused means of preventing the formation of thrombi by specifically inhibiting platelet aggregation mediated by EP3.

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

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $36.8 million, $16.7 million, $9.3 million and $9.8 million in our heart attack (Myocardial Infarction, or MI), PAD, stroke and asthma programs, respectively, from the beginning of 2003 to date (March 31, 2007). Inception to-date costs are not available as these costs were not historically tracked by program.

We have not applied for or received marketing approval from the applicable regulatory authorities in any country for any of our drug candidates. In order for us to achieve marketing approval in the United States, the FDA must conclude that our clinical data establish the safety and efficacy of our drug candidate. Other countries have similar requirements. Historically, the results from pre-clinical testing and early clinical trials (through Phase II) have often not been predictive of success in later clinical trials. Many new compounds have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary marketing approvals. Additional risks and uncertainties involved in the development and commercialization of any products are described under Item 1A in our reports on Forms 10-K and 10-Q. We expect that it will be several years, if ever, before we receive revenues from the commercial sale of our therapeutic products.

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

UVS.  In January 2006, we acquired all of the outstanding shares of Urdur Verdandi Skuld ehf. (“UVS”), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. (“IGC”). This acquisition has enabled us to broaden our cancer program by applying our gene discovery and drug development efforts to a larger set of population resources.

Illumina.  In May 2006, we entered into a strategic alliance with Illumina, Inc. (“Illumina”) to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs equally and split operating profits from the sales of diagnostic products. Our initial focus will be developing diagnostics for heart attack, breast cancer and type 2 diabetes. Also as part of the agreement, we have installed Illumina’s SNP genotyping platform to carry-out high-density, whole-genome studies utilizing our comprehensive population genetics resources in Iceland, thereby, enabling us to expand our contract genotyping business to offer Illumina’s platform and assay technologies together with our proprietary analytical services for customers.

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

 Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

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

Financial highlights as of and for the three-month period ended March 31, 2007 include:

•  At March 31, 2007, we had $135.1 million in cash, cash equivalents and investments compared to $152.0 million at December 31, 2006. The net utilization of our cash  in these first three months reflects principally the costs associated with the advancement of our drug and diagnostic product development programs as reflected in the $16.3 million cash we used in operations.

•  Our research and development expense was $12.7 million for the three-month period ended March 31, 2007 as compared to $15.5 million for the three-month period ended March 31, 2006. Our research and development expense for the quarter is principally associated with the advancing clinical development of DG041 and DG051, as well DG031 reformulation work.  The decrease for the first quarter of 2007 versus the comparable quarter of 2006 is largely on account of the clinical development of DG031, in which we voluntarily suspended our Phase III trial late last year.

•  Our revenue for the three-month period ended March 31, 2007 was $8.6 million as compared to $10.1 million for the three-month period ended March 31, 2006, and declined principally due to lower alliance revenues.

Revenue

Revenue for the three-month periods ended March 31, 2007 and 2006 is as follows:

			2007 as Compared to 2006
	2007	2006	$ Change	% Change
	(In thousands, except %)
Revenue	$8,554	$10,133	$(1,579)	(16)%

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

Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

Therapeutics.    In November 2004, we signed a three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under a completed 2002 agreement (completed in 2005), and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of the end of March 2007, we have received $6.0 million of research funding, of which $2.0 million was received in the three-months ended March 31, 2007. We will share drug discovery and clinical trials costs under this agreement, and we may also receive milestone payments and royalties based on drug sales.

Diagnostics.    In June 2001, we signed a five-year alliance with Roche’s diagnostics division and through June 2006 we collaborated to develop and market DNA-based diagnostics for major diseases.  During the term of this alliance, which expired in 2006, we received $44.3 million in research funding, up-front fees and milestone payments under the agreement and we may receive additional milestone payments upon the achievement of research and development milestones by Roche and royalties on the sales of diagnostic products developed by Roche.

Revenues from these alliances with Roche amounted to $0.5 million and $2.6 million for the three-month periods ended March 31, 2007 and 2006, respectively. Costs incurred with these collaborative programs with Roche amounted to $1.4 million and $2.2 million for the three-month periods ended March 31, 2007 and 2006, respectively.

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

National Institutes of Allergy and Infectious Diseases (NIAID). In September 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases.

deCODE may receive $11.7 million in additional research funding over the remaining term of the agreement.

For the three-month periods ended March 31, 2007 and 2006, we recognized revenue of $3.4 million and $3.0 million from research grants. Costs incurred with research grants amounted to $5.0 million and $3.6 million for the three-month periods ended March 31, 2007 and 2006, respectively.

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Research funding and service fees	$4,614	$5,468
Milestone payments	342	198
Up-front, exclusivity, technology access, and technology development fees	—	500
Government research contracts and grant funding	3,360	2,987
Other	238	980
	$8,554	$10,133

Our revenue for the periods presented generally reflects our strategic focus on proprietary drug discovery and development and also a shift away from corporate funded research broadly. The decline in revenue in the three months ended March 31, 2007 compared to the same period in 2006 is due principally to lower alliance revenues, and specifically on account of the completion of research funding under the 2002 agreement with Roche (completed June 2006). We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Cost of Revenue

Cost of revenue, including costs incurred in connection with collaborative programs for the three-month periods ended March 31, 2007 and 2006 is as follows:

			2007 as Compared to 2006
	2007	2006	$ Change	% Change
	(In thousands, except%)
Cost of revenue	$10,918	$9,850	$1,068	11%

Our cost of revenue consists of the costs of services provided to customers and collaborators and the costs of programs under research contracts and grants, including: (i) the entirety of the costs incurred in connection with programs that have been partnered and on which we receive research funding; (ii) costs associated with other service fee revenues; and (iii) the total amount of those costs incurred in connection with discovery and development work performed under research contracts and grants. At times, we invest in addition to costs covered by research funding received in such collaborative programs and in addition to monies received under research contracts and grants.

Increases in our cost of revenue for the three-months ended March 31, 2007 as compared to the same period in 2006 are largely on account of (i) the shift away from corporate funded research broadly, but specifically the completion of research funding under the 2002 agreement with Roche, and also (ii) an increased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC. Increased costs of discovery and development work performed under contracts and grants with the NIH and EC is partially due to our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform and our comprehensive population genetics resources in Iceland. Further, we continue significant efforts in our PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

Our cost of revenue, including costs incurred in connection with collaborative programs in the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006 increased chiefly with regard to our usage of chemicals and consumables ($0.9 million).  Other and much less significant increases were experienced for personnel costs.

Research and Development

Research and development expense for the three-month periods ended March 31, 2007 and 2006 is as follows:

			2007 as Compared to 2006
	2007	2006	$ Change	% Change
	(In thousands, except %)
Research and development	$12,676	$15,517	$(2,841)	(18)%

Our research and development expense for the three-months ended March 31, 2007 is principally associated with the advancing clinical development of DG041 and DG051, as well DG031 reformulation work.  Decrease for the first quarter of 2007 versus the comparable quarter of 2006 is largely on account of the clinical development of DG031, in which we voluntarily suspended our Phase III trial late last year.  Based upon the range of our current research and development activities but excluding any significant new collaborations, we believe that our overall investment in research and development for the fiscal year 2007 may be in the range of $55 to $60 million.

Our research and development expense for the three-month periods ended March 31, 2007 and 2006 consist of the following:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)

Salaries and other personnel costs	$4,823	$5,336
Materials and supplies	2,672	1,590
Contractor services and other third party costs	2,699	5,827
Overhead expenses	1,448	1,570
Depreciation and amortization	722	872
Stock-based compensation	312	322
	$12,676	$15,517

During the year ended December 31, 2006, we experienced increasing research and development costs and we expect that further increases may continue, particularly as we advance our clinical development and proprietary drug development programs. However, we have voluntarily suspended our Phase III clinical trial for DG031 and are conducting re-formulation work.  This suspension has and may continue to serve to reduce the rate of acceleration of the increases in our research and development costs, and even reduce the overall cost of our research and development expenses in 2007. Additionally, in the second half of 2006 we began our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform and that effort continues in 2007.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three-month periods ended March 31, 2007 and 2006 is as follows:

			2007 as Compared to 2006
	2007	2006	$ Change	% Change
	(In thousands, except %)
Selling, general, and administrative expense	$6,176	$5,267	$909	17%

The increase in our selling, general and administrative expense for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 is attributable to legal fees incurred in relation to our lawsuit to protect our intellectual property ($0.4 million), increased salary expense ($0.2 million) and increased stock-based compensation ($0.4 million).

Interest Income

Interest income for the three-month periods ended March 31, 2007 and 2006 is as follows:

			2007 as Compared to 2006
	2007	2006	$ Change	% Change
	(In thousands, except %)
Interest income	$1,991	$1,712	$279	16%

Our interest income has increased in 2007 as compared to 2006. Our interest income is a function of both the balance of our cash and investments (which generally have been declining as resources are deployed in operations) and the rate of return we are able to garner under our investment policy (which average rate of return has been increasing). We expect to use our cash and investments principally for advancing our discovery and development programs. In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining competitive returns subject to prevailing market conditions. We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities, commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

Interest Expense

Interest expense for the three-month periods ended March 31, 2007 and 2006 is as follows:

			2007 as Compared to 2006
	2007	2006	$ Change	% Change
	(In thousands, except %)
Interest expense	$3,666	$1,716	$1,950	114%

Our interest expense has increased in the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006. Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004 ($150 million of principal at a full par price) and then again in November 2006 (a further $80 million of principal at a price of 70% of par). With the additional $80 million of notes added in 2006, our future cash interest payments will be approximately $8.1 million on an annual basis for the Senior Convertible Notes. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.0 million for the year ending December 31, 2007.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($960.9 million from the beginning of 1999 to-date). At March 31, 2007, future funding under terms of our existing agreements is approximately $40.1 million excluding milestone payments, royalties and other payments that we may earn under such collaborations. Of the $40.1 million, approximately $21.2 million is expected to be received during the year ended December 31, 2007, with the remaining amount due through 2010.

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

At March 31, 2007, we had $135.1 million of cash, cash equivalents and investments.  Excluding any significant new alliances or financing activities, we believe that our overall use of cash resources in 2007 may be in the range of $75 to $85 million. As we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing, such as further public or private equity offerings, additional debt financing, other forms of financing or added collaborations and licensing arrangements. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	For the Three Month Periods Ended March 31,
	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities	$(16,305)	$(15,972)
Investing activities	12,254	(37,819)
Financing activities	(625)	284
Cash and cash equivalents, at end of period	17,206	12,436

Cash and Cash Equivalents.  At March 31, 2007, we had $17.2 million in cash and cash equivalents. Together with our investments at March 31, 2007 ($117.9 million), this balance ($135.1 million) is $16.9 million less than at December 31, 2006. Significant cash outflows during the three months ended March 31, 2007 include costs associated with the advancement of our drug development programs as reflected in the $16.3 million of cash we used in operations.

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

At March 31, 2007, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.  At March 31, 2007, our investments are in auction rate securities, a municipal bond, US government securities and a corporate bond.

Operating Activities. Net cash used in operating activities was $16.3 million for the three-month period ended March 31, 2007 as compared to $16.0 million having been used in the same period in 2006.  Cash in our operations is most importantly attributable to the significant research and development investments being made in advancing our drug and clinical development programs, as more fully described above.

Investing Activities. Our investing activities have consisted of short-term investments in marketable securities (mainly investments in auction rate securities, US government securities and in an intermediate term bond mutual fund) and capital expenditures. In the three-months ended March 31, 2006, during our purchase of UVS we acquired $1.3 million of cash used to fund the acquired liabilities of UVS.

We principally made replacement capital expenditures during the three-month periods ended March 31, 2007 and 2006.  We have experienced the pace of necessary capital expenditures increase somewhat of late and this trend may continue.  Although we expect we will continue to make principally replacement capital expenditures in the near-term, net cash used in investing activities may in the future fluctuate significantly from period to period due to the timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities. Net cash of $0.6 million was used in financing activities in the three-month period ended March 31, 2007, as compared to $0.3million that was provided in the three-month period ended March 31, 2006.  Financing activities for the three-month period ended March 31, 2007 were primarily installments payments on debt and capital lease obligations ($0.7 million). Financing activities for the three-month period ended March 31, 2006 largely consisted of equity proceeds on the exercise of common stock options ($0.7 million), financing of certain equipment ($0.3 million) and installment payments on debt and capital lease obligations ($0.8 million).

In February 2007, we entered into an agreement regarding the sale and leaseback of our property (land and facility) in Woodridge, Illinois.  Pursuant to the agreement and subject to the satisfaction of contingencies including, without limitation, negotiation of a satisfactory lease, we will sell the Woodridge property for $25.0 million in cash and lease the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease contemplated by the agreement, we will have two 5 year renewal options with rent at the then prevailing market rate. The lease will be an absolute net lease and we will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. Our obligations under the lease are to be secured by a letter of credit in an initial amount of $5.0 million that may be reduced upon certain conditions.. The agreement regarding the sale and leaseback of the property is subject to the satisfaction of various contingencies, including, without limitation, the negotiation of a satisfactory lease, the buyer’s ability to obtain financing for its purchase of the property and the buyer’s satisfaction with its due diligence review of the property. The transaction is expected to close in May 2007 if such contingencies are satisfied, however, in light of the contingencies, there can be no assurance that the closing will occur.

Contractual Commitments and Off-Balance Sheet Arrangements.   The following summarizes our contractual obligations at March 31, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$266,225	$8,050	$8,050	$8,050	$8,050	$234,025	$—
Long-term debt, including interest (1)	7,079	1,084	5,714	250	31	—	—
Capital lease obligations, including interest	5,498	2,385	2,181	933	—	—	—
Operating leases (2)	67,746	5,555	5,402	5,279	5,147	5,136	41,226
Total	$346,548	$17,074	$21,347	$14,512	$13,228	$239,161	$41,226

(1)             Balance includes a $6.2 million mortgage loan at March 31, 2007, which has a variable interest rate of LIBOR + 2.25% (7.75% at March 31, 2007). A hypothetical 100 basis point increase or decrease in the interest rate would result in an increase or decrease of our interest payments related to this amount of approximately $0.06 million per year.

(2)             Balance includes $66.9 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.5 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.05 million.

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

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to collaborative arrangements, long-lived assets, and litigation and other commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The impact and any associated risks related to these and our other accounting policies on our business or operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please refer to our notes to the Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q and the Consolidated Financial Statements in the Annual Report on Form 10-K. There can be no assurance that actual results may not differ from the estimates referred to above.

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only expectations.  We cannot assure you that our expectations and assumptions will prove to be correct. We do not intend to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise, except to the extent that the reports we are required to file under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contain such updates or revisions. Actual events or results may differ materially from the forward-looking statements due to a number of factors, including. but not limited to, those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 as updated by Item A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in the reports we file under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of March 31, 2007. Due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the Company’s Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in March 2007, the market value of the Convertible Notes was approximately $159.4 million on March 31, 2007.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.1 million on our Icelandic krona denominated non U.S. dollar assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of such fiscal quarter deCODE’s disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports deCODE files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management including its principal executive and principal financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosures.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

In the matter of In re deCODE genetics, Inc. Initial Public Offering , which is described in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”), the United States Court of Appeals for the Second Circuit, on April 6, 2007, denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, our counsel has informed the district court that the proposed settlement described in the 10-K cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.  The risk factors set forth below have been updated to provide data for and as of the quarter ended March 31, 2007.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $22.6 million and $20.3 million for the three months ended March 31, 2007 and 2006, respectively, and $85.5 million for the year ended December 31, 2006, and had an accumulated deficit of $558.3 million at March 31, 2007. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Roche, accounted for approximately 6% and 26% of our consolidated revenue in the three-months ended March 31, 2007 and 2006, respectively. Divisions of the NIH represented 26% and 25% of our consolidated revenue in the three-months ended March 31, 2007 and 2006, respectively. The EC represented 13% and 4% of our consolidated revenue in the three-months ended March 31, 2007 and 2006, respectively.

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

10.1

Agreement of Purchase and Sale between deCODE Chemistry, Inc. and Woodridge Holdings LLC, dated as of February 5, 2007 (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

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

Dated:  May 9, 2007

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

10.1

Agreement of Purchase and Sale between deCODE Chemistry, Inc. and Woodridge Holdings LLC, dated as of February 5, 2007 (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.