Form 10-Q
period 2007-06-30
DECODE GENETICS INC
filed 2007-08-09
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate number of shares of the registrant’s common stock outstanding on July 31, 2007 was 61,725,417 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,758	$21,882
Investments	88,226	130,134
Receivables	8,064	8,464
Other current assets	13,277	9,231
Total current assets	153,325	169,711
Restricted cash equivalents and investments	5,275	—
Property and equipment, net	22,862	24,382
Goodwill	10,055	10,055
Intangible assets, net	4,191	4,576
Other long-term assets	7,272	6,885
Total assets	$202,980	$215,609
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,118	$2,877
Accrued expenses and other current liabilities	11,461	14,360
Deferred revenue	8,877	3,557
Current portion of capital lease obligations	2,110	2,100
Current portion of finance obligation on sale-leaseback	530	—
Current portion of long-term debt	226	604
Total current liabilities	27,322	23,498
Deferred revenue	6,219	6,219
Deferred gain on sale-leaseback	24,747	25,716
Capital lease obligations, net of current portion	2,452	3,493
Finance obligation on sale-leaseback, net of current portion	24,442	—
Long-term debt, net of current portion	209,060	212,062
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 and 100,000,000 shares at June 30, 2007 and December 31, 2006, respectively; Issued and outstanding: 61,731,417 and 61,720,417 shares, respectively, at June 30, 2007; and 61,556,985 and 61,555,985 shares, respectively, at December 31, 2006	62	62
Additional paid-in capital	486,000	483,052
Notes receivable	(2,698)	(2,778)
Accumulated deficit	(574,541)	(535,688)
Accumulated other comprehensive income	(19)	(22)
Treasury stock, 11,000 and 1,000 shares stated at cost at June 30, 2007 and December 31, 2006, respectively	(66)	(5)
Total stockholders’ deficit	(91,262)	(55,379)
Total liabilities and stockholders’ deficit	$202,980	$215,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Revenue	$7,614	$10,360	$16,168	$20,493
Operating expenses:
Cost of revenue	9,156	10,459	20,074	20,309
Research and development	14,528	13,207	27,204	28,724
Selling, general and administrative	6,795	4,392	12,325	9,659
Total operating expenses	30,479	28,058	59,603	58,692
Operating loss	(22,865)	(17,698)	(43,435)	(38,199)
Interest income	1,518	1,336	3,509	3,048
Interest expense	(3,803)	(1,691)	(7,469)	(3,407)
Other non-operating income and (expense), net	8,922	(290)	8,542	(58)
Net loss	$(16,228)	$(18,343)	$(38,853)	$(38,616)
Basic and diluted net loss per share	$(0.27)	$(0.34)	$(0.64)	$(0.71)
Shares used in computing basic and diluted net loss per share	61,005	54,746	60,977	54,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six-Months Ended June 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,853)	$(38,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,061	3,785
Amortization of deferred gain on sale-leaseback of real estate	(969)	(969)
Stock-based compensation	2,895	2,050
Loss on disposal of equipment, net	—	(734)
Foreign currency translation	3	(4)
Amortization of debt discount	2,354	—
Amortization of deferred financing costs	798	433
Other	—	53
Changes in operating assets and liabilities:
Receivables and other assets	(3,899)	322
Accounts payable, accrued expenses and other current liabilities	(1,658)	(3,589)
Deferred revenue	5,320	(2,792)
Net cash used in operating activities	(30,948)	(40,061)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(101,280)	(159,770)
Sale of investments	138,188	161,530
Purchase of property and equipment	(1,156)	(1,590)
Change in restricted cash	(275)	—
Proceeds from sale of property and equipment	238	206
Acquisition of UVS, net of cash acquired	—	1,270
Net cash provided by investing activities	35,715	1,646
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	52	778
Repayment of notes receivable for common stock	20	89
Proceeds from property and equipment financing, net of transaction costs	23,830	798
Repayments of short term borrowings	—	(376)
Repayments of debt, capital lease and finance obligations	(6,793)	(1,140)
Net cash provided by financing activities	17,109	149
Net increase (decrease) in cash and cash equivalents	21,876	(38,266)
Cash and cash equivalents at beginning of period	21,882	65,943
Cash and cash equivalents at end of period	$43,758	$27,677
Supplemental cash flow information:
Cash paid for interest	$4,342	$2,922
Supplemental schedule of non-cash transactions:
Common stock issued for acquisition	$—	$6,082
Cancellation of notes receivable and forfeiture of common stock	61	—

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

2.      Basis of Presentation

In the opinion of deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2007, the results of operations for the three and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2006, which includes consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004.

3.      Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Research funding and other service fees	$4,798	$5,445	$9,412	$10,913
Milestone payments	249	101	591	299
Up-front, exclusivity, technology access, and technology development fees	—	500	—	1,000
Government research contracts and grant funding	2,324	3,939	5,684	6,926
Other	243	375	481	1,355
Total	$7,614	$10,360	$16,168	$20,493

Significant sources of our revenue as a percentage of consolidated revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
F. Hoffmann-La Roche (Roche)	7%	27%	6%	26%
National Institutes of Health (NIH)	18%	32%	22%	28%
European Community (EC)	12%	4%	13%	4%

During the three and six-month periods ended June 30, 2007, deCODE performed services totaling $3,000 and $124,000 for an employer of a member of deCODE’s Board of Directors.

4.      Research and Development

deCODE’s research and development expense consists of the costs of its own proprietary programs, comprised of the following during the three and six-months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and other personnel costs	$5,179	$4,360	$9,871	$9,696
Materials and supplies	3,558	1,170	6,230	2,759
Contractor services and other third party costs	3,350	5,140	6,049	10,966
Overhead expenses	1,381	1,251	2,829	2,823
Depreciation and amortization	626	891	1,348	1,763
Stock-based compensation	434	395	877	717
Total	$14,528	$13,207	$27,204	$28,724

5.      Stock-Based Compensation

Stock-based compensation for the three and six-month periods ended June 30, 2007 and 2006 is included in deCODE’s results of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Operating Expenses:
Cost of revenue	$131	$143	$252	$259
Research and development — proprietary programs	436	395	879	717
Selling, general and administrative	814	483	1,659	968
Total	$1,381	$1,021	$2,790	$1,944

As of June 30, 2007 there was approximately $9,356,000 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

deCODE calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the six-months ended June 30, 2007 and 2006:

	Six-Months Ended June 30,
	2007	2006

Dividend yield	0%	0%
Expected volatility	64.9%	67.7%
Expected term (in years)	5.5	5.1
Risk-free interest rate	4.5%	4.7%

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

The following table summarizes stock option activity for the six-months ended June 30, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	4,975,074	$8.14
Granted	2,799,500	3.48
Exercised	(25,248)	2.08
Forfeited/cancelled	(256,830)	8.27
Outstanding at June 30, 2007	7,492,496	6.41
Exercisable at June 30, 2007	3,769,298	$8.14

The weighted average grant date fair value of options granted during the three and six-month periods ended June 30, 2007 was $2.29 and $2.10, per share, respectively, and $4.23 and $5.22, per share during the three and six-month periods ended June 30, 2006, respectively.

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. During the three and six-months ended June 30, 2007, deCODE recognized expense related to restricted stock grants of $53,000 and $105,000, respectively, and $53,000 and $106,000 during the three and six-month periods ended June 30, 2006, respectively. At June 30, 2007, deCODE had 62,138 unvested restricted shares with a weighted average grant date fair value of $8.23.

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

	June 30,	June 30,
	2007	2006
	(Shares)	(Shares)
Warrants to purchase shares of common stock	856,371	2,385,022
Options to purchase shares of common stock	7,492,496	4,766,201
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	699,738	746,291
Convertible shares issuable upon conversion of 3.5% senior convertible notes	16,428,572	10,714,286
	25,477,177	18,611,800

7.      Authorized Shares

In May 2007, deCODE increased its number of authorized shares to 156,716,666, of which 150,000,000 is $0.001 par value Common Stock and 6,716,666 is $0.001 par value Preferred Stock.

8.      Other non-operating income and (expense), net

In June 2007, deCODE entered into a legal settlement to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that deCODE would be paid $9,000,000, in two installments. The first installment of $4,000,000 was received prior to June 30, 2007 and the second payment of $5,000,000 is due to be paid prior to December 31, 2007 and is included in Other current assets on the Condensed Consolidated Balance Sheet at June 30, 2007. deCODE recognized the $9,000,000 during the three and six-months ended June 30, 2007, net of related expenses of $41,000 and $646,000, respectively.

9.      Comprehensive Income

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net loss	$(16,228)	$(18,343)	$(38,853)	$(38,616)
Other comprehensive income (loss):
Foreign currency translation	(8)	13	(22)	21
Unrealized gain (loss) associated with investments	4	6	25	(15)
Total comprehensive loss	$(16,232)	$(18,324)	$(38,850)	$(38,610)

10.    Investments

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

Investments as of June 30, 2007 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Auction rate securities	$68,250	$68,250
Municipal bonds	9,992	9,989
Government debt securities	5,000	4,987
Corporate bond	5,000	5,000
	$88,242	$88,226

Gross unrealized holding gains and gross unrealized holding losses at June 30, 2007 were $0 and $16,000, respectively, and at December 31, 2006 were $0 and $41,000, respectively, and are included in accumulated other comprehensive income. In addition to the amounts in investments, deCODE has $5,000,000 of auction rate securities at June 30, 2007, which is restricted and is collateral for deCODE’s letter of credit for the Woodridge lease. This amount is included in Restricted Cash Equivalents and Investments on the Balance Sheet.

11.    Sale-Leaseback Financing

In June 2007, deCODE completed a sale and leaseback of its property (land and building) in Woodridge, Illinois. Pursuant to the agreement, deCODE sold the Woodridge property for $25,000,000 in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease, deCODE has two 5-year renewal options with rent at the then prevailing market rate. The lease is an absolute net lease and deCODE will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. deCODE’s obligations under the lease are collateralized by a letter of credit in an initial amount of $5,000,000, that may be reduced upon certain conditions. The letter of credit is collateralized by cash equivalents and investments held in a restricted investment account ($5,275,000 at June 30, 2007).

The sale and leaseback of the Woodridge property is being accounted for as a financing, as such, the property remains on the balance sheet and continues to be depreciated through the lease term. Proceeds on the sale have been recorded on the balance sheet as a finance obligation and a portion of the rental payments under the lease will be applied, using the effective interest method, to reduce the finance obligation over the term of the lease, with the remainder of the rental payments being recorded as interest expense. Transaction costs amounting to $1,170,000 have been deferred and included in other long term assets on the condensed consolidated balance sheets and will be amortized to interest expense over the term of the lease, using the effective interest method.

Concurrent with the sale and leaseback of Woodridge, deCODE paid the existing mortgage loan ($5,430,000) which had been collateralized by the Woodridge property.

12.    Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

In June 2007, deCODE and the other parties in the lawsuit titled deCODE genetics, Inc. v. Hákonarson et al., which is described in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2006, entered into a settlement agreement resolving all of the claims in this matter. Pursuant to the settlement agreement, the individual defendants and the Children’s Hospital of Philadelphia agreed not to use or disclose any of deCODE’s confidential information that was the main subject matter of the litigation. The settlement agreement provides for deCODE to receive $9,000,000, of which $4,000,000 was paid in June 2007 and the remainder is payable before December 31, 2007. The parties exchanged mutual releases and the litigation was dismissed with prejudice.

In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2006 and deCODE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. deCODE cannot predict whether deCODE will be able to renegotiate a settlement that complies with the mandate of the United States Court of Appeals for the Second Circuit, regarding class certification. The plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

We believe that deCODE’s advantage derives from our population approach to human genetics and the ability to apply this approach directly to drug and diagnostic development. In Iceland, we have comprehensive population resources and one of the largest genotyping facilities in the world, enabling our scientists to isolate key genes and gene variants contributing to common diseases. The proteins encoded by these genes and other proteins with which they interact in the disease pathway offer drug targets that we believe are directly involved in the onset and progression of disease. Our work indicates that these genes confer risk by increasing or decreasing the activity of common biological pathways, placing individuals on a spectrum of risk that encompasses the population as a whole. Small-molecule drugs that can modulate the activity of the pathway in question may therefore have broad potential utility, not only to those at highest risk but perhaps also to those at average risk, which in the common diseases may be unacceptably high. Moreover, these pathways often provide biomarkers that can be used to assess the efficacy of a compound from preclinical to mid-stage clinical testing.

We are also applying our findings to create DNA-based diagnostic tests to detect many of the same genetic variations that we have used to identify drug targets. Such tests can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug. In April 2007 we began offering deCODE T2™, our first reference laboratory DNA-based test, which detects a gene variant we discovered to be associated with increased risk of type 2 diabetes. In July 2007, we began offering deCODE AF ™, our second reference laboratory DNA-based test, for a gene variant we discovered to be associated with increased risk of atrial fibrillation and stroke. We offer these tests through our diagnostics website, www.decodediagnostics.com, and deCODE T2™ is also being offered through a marketing arrangement with DNA Direct, Inc.

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

In June 2007, we announced the top line results of a Phase IIa clinical trial and placebo-controlled clinical pharmacology study for DG041, our developmental anti-platelet compound for arterial thrombosis. Phase I studies showed DG041 to be well-tolerated and to effectively reduce platelet aggregation without increasing bleeding time. The Phase IIa and pharmacology studies examined safety, tolerability, dosing, and the effect of various dose levels on biomarkers of platelet activation in patients with peripheral artery disease. In these studies, DG041demonstrated a dose-related impact on inflammatory biomarkers and, importantly, showed a clear concentration-dependent effect on both platelet aggregation response and p-selection expression. We also saw a statistically significant improvement in ankle/brachial index (ABI). There were no serious drug-related effects in these studies and no discernible difference in other adverse events between the DG041 and matched placebo groups. We are now conducting further clinical pharmacology and Drug-Drug Interaction (DDI) studies to prepare for a larger second Phase II study. We expect to initiate a second Phase II study in patients with other vascular disease by year end.

deCODE has two compounds in clinical development targeting the leukotriene pathway for the prevention of heart attack. The results of the recently completed Phase I multiple dose ranging study of our compound, DG051, showed it to be safe and well-tolerated in the doses tested; to have a pharmacokinetic profile that supports its suitability for once-a-day dosing; and to lower, in a dose-dependent manner, levels of leukotriene B4, the pro-inflammatory biomarker that deCODE believes confers the increased risk of heart attack through this pathway. deCODE expects to begin Phase II testing later this year. We are currently reformulating the tablets for DG031, our Phase III compound for the prevention of heart attack.  We recently completed an accelerated 3 month stability study with our lead candidate and expect to be in a position to restart our Phase III testing near the end of the year. deCODE is conducting drug discovery work in vascular disease and stroke, the most advanced of its preclinical programs.

deCODE has a partnership with Roche focused on the discovery and development of PDE4 inhibitors for vascular disease. deCODE and Illumina, Inc. are working together to develop DNA-based diagnostic kits utilizing deCODE’s gene discoveries in heart attack, type 2 diabetes and breast cancer and Illumina’s platform for SNP genotyping. deCODE is also actively exploring drug development partnerships in its most advanced therapeutic programs, in order to spread risk and cost, and to focus resources on the advancement of its drug discovery work and preclinical candidates.

 The goal of our business strategy is to maximize the creation of value from our human genetics, drug discovery and diagnostics work and to capture that value for the company and its stockholders. Our product development pipeline now includes drug development programs in heart attack and arterial thrombosis, and following on the launch of our deCODE T2™ test in type 2 diabetes and deCODE AF™ in atrial fibrillation, we are advancing the development of DNA-based risk predisposition tests in heart attack and prostate and breast cancer. Executing on our strategy — advancing these programs swiftly while continuing our discovery work in a broad range of common diseases — requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment.

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

We derive revenues primarily from research funding and other fees from our service customers and collaborative partners, as well as from research grants. Milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute another source of our revenues. Our expenses consist primarily of research and development expenses such as salaries and related employee costs, materials and supplies, and contractor services.

We believe that our ongoing work in genetics, the advancement of our drug and diagnostic programs, and the conduct of clinical trials will require significant ongoing expenditure. In 2006, we completed Phase I clinical testing for DG041 and concluded a Phase IIa trial; filed an IND and conducted a single-dose ranging Phase I study for DG051; and designed and initiated a Phase III trial for DG031 for the prevention of heart attack, a trial that we voluntarily suspended in October in order to address a formulation problem with the tablets. In the first half of 2007 we continued to advance our drug development programs, completing a successful Phase I multiple dose ranging study of DG051, and are working to advance this compound to the next phases of clinical testing. We completed a successful Phase IIa trial of DG041and are working to move this compound into a second, larger Phase II trial. We have established a Clinical Laboratory Improvement Amendments (CLIA) certified reference laboratory for offering DNA-based tests, and expect to follow the launch of our deCODE T2™ test in type 2 diabetes and our recent launch of deCODE AF test in atrial fibrillation with several other tests we now have in development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At June 30, 2007, we had $137.3 million in cash, cash equivalents and investments, including restricted cash equivalents and investments and as we advance discovery work and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing. Our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that more favorable conditions in those markets will present opportunities for us, while downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms.

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

•       We have two compounds in development for the prevention of heart attack. These programs come out of our discovery of major risk variants in two genes encoding proteins in the leukotriene pathway. These variants — in the genes that code for 5-lipoxygenase activating protein (FLAP) and leukotriene A4 Hydrolase (LTA4H) — appear to confer risk in the same way: by causing an upregulation in the production of leukotriene B4, a potent pro-inflammatory molecule that is the end product of one branch of the pathway.  The therapeutic goal of both compounds is to inhibit the activity of the pathway, lowering the production of LTB4 and thereby decreasing the inflammatory activity in atherosclerotic plaques and reducing the risk of heart attack. DG051, discovered by deCODE’s chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. The results of our development work to date on DG051 indicates that it is well tolerated, provides potent inhibition of LTB4 production, is orally bioavailable, has potential for once-daily dosing, and appears to have minimal potential for drug-interaction. We completed a single-dose ranging Phase I study for DG051 in December 2006, and a multiple dose ranging Phase I trial of DG051 in the first quarter of 2007. The results from these studies demonstrated well-characterized pharmacokinetic parameters and a reduction of LTB4 in a dose-dependent manner.  We are currently running a thirty day trial in DG051 to help determine dosing for our Phase II trial. We continue to expect our Phase II trial to begin in the fourth quarter of this year.

In May 2006 we began a Phase III clinical trial for DG031, an inhibitor of FLAP which we licensed from Bayer AG, but voluntarily suspended this trial in October 2006 due to an unexpected formulation problem with the tablets. In routine testing of clinical supplies we discovered that, over time, the drug tablets appeared to dissolve more slowly, potentially providing lessening amounts of active drug the longer they were stored. This raised the possibility that as the trial progressed patients would be receiving too little drug, undermining the trial’s chances of success. We are currently reformulating the compound to resolve this issue and recently completed a three month accelerated stability study on our lead candidate.  We expect to have clinical supplies ready to resume Phase III around year-end.

•       DG041 is being developed as an anti-platelet compound for the prevention of arterial thrombosis. DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR) encoded by a gene we have shown to be associated with increased risk of arterial disease. We believe that PGE2 may have additive stimulatory effects on platelet aggregation beyond those of other potent agonists such as ADP or thromboxane A2, targeted by clopidogrel and aspirin, respectively. In early 2006, we concluded the Phase I clinical program for DG041 and the results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied, and that the compound can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. We presented data from our Phase IIa clinical trial and a placebo-controlled pharmacology study in June of this year. Based on the results of our clinical studies thus far, DG041 appears to be well-tolerated, showing little difference in bleeding events between dosing arms and placebo, and to potentially offer focused means of preventing the formation of thrombi by specifically inhibiting platelet aggregation mediated by EP3. We are conducting DDI and further clinical pharmacology studies ahead of our larger Phase II study in patients with vascular disease.

•       Among our most advanced preclinical programs, we are pursuing a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche and are working on identifying and advancing a lead pre-clinical compound.

We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $40.2 million, $19.0 million, $11.8 million and $10.4 million in our heart attack (myocardial infarction, or MI), arterial thrombosis, stroke and asthma programs, respectively, from the beginning of 2003 to date (June 30, 2007). Inception to-date costs are not available as these costs were not historically tracked by program.

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

In certain programs we have taken advantage of the fact that drug targets we have identified through our genetics research have already been employed by other companies to make developmental compounds for other indications. By licensing these compounds or entering into co-development arrangements we have been able to leapfrog over several steps of drug discovery, entering directly into Phase II clinical trials. DG031, our most advanced compound for the prevention of heart attack, was licensed from Bayer HealthCare AG, which was initially developing it for asthma. In 2006, we concluded a Phase II trial in asthma, working with Cephalon on their compound CEP-1347, originally developed for Parkinson’s disease. We continue to investigate additional such possibilities for co-development of promising existing compounds that may effectively act against targets we have identified through our gene discovery work.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2007 and 2006

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the pace and progress of our proprietary research and clinical development efforts, the timing and composition of funding under our various collaborative agreements, and the progress of our own research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct pre-clinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive considerable revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

Financial highlights as of and for the three and six-month periods ended June 30, 2007 include:

•   At June 30, 2007, we had $137.3 million in cash, cash equivalents and investments, including restricted cash equivalents and investments, compared to $152.0 million at December 31, 2006. The net utilization of our cash in these first six months is principally owing to cash used in product development, research and general operations as reflected in the $30.9 million cash we used in operations, together with the net proceeds from the sale and leaseback of our property in Woodridge, Illinois ($18.4 million).

•   Our research and development expense was $14.5 million and $27.2 million for the three and six-month periods ended June 30, 2007, respectively, as compared to $13.2 million and $28.7 million for the three and six month periods ended June 30, 2006, respectively. Our research and development expense in 2007 reflects the advancement of our drug and diagnostic programs, the launch of our first DNA-based tests for gauging individual risk of common disease, and the acceleration of our gene and target discovery work.

•   Our revenue for the three and six-month periods ended June 30, 2007 was $7.6 million and $16.2 million, respectively, as compared to $10.4 million and $20.5 million for the three and six-month periods ended June 30, 2006, respectively, and declined principally due to the conclusion of our diagnostics alliance with Roche. As of June 30, 2007, our deferred revenue had grown to $15.1 million from $11.6 million as of March 31, 2007, largely on account of the growth of our genotyping service business.

•   In June 2007, we completed a sale and leaseback of our property in Woodridge, Illinois. Pursuant to the agreement, we sold the Woodridge property for $25.0 million in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Concurrent with the sale and leaseback we paid the existing mortgage loan ($5.4 million) which had been collateralized by the Woodridge property.

 Revenue

     Revenue for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months		2007 as Compared to 2006
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Revenue	$7,614	$10,360	$16,168	$20,493	$(2,746)	(27)%	$4,325	(21)%

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

Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

Therapeutics.    In November 2004, we signed a three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under a completed 2002 agreement (completed in 2005), and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of June 30, 2007, we have received $6.0 million of research funding, of which $2.0 million was received in the six-months ended June 30, 2007. We will share drug discovery and clinical trials costs under this agreement, and we may also receive milestone payments and royalties based on drug sales.

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

For the three-months ended June 30, 2007 and 2006, we recognized revenue of $0.5 million and $2.8 million, respectively, and incurred costs of $0 and $3.2 million, respectively. For the six-months ended June 30, 2007 and 2006, we recognized revenue of $1.0 million and $5.4 million, respectively, and incurred costs of $0 and $6.1 million, respectively.

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

National Institutes of Allergy and Infectious Diseases (NIAID). In September 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. deCODE may receive $10.6 million in additional research funding over the remaining term of the agreement.

For the three-months ended June 30, 2007 and 2006, we recognized revenue of $2.3 million and $3.9 million, respectively, and incurred costs of $3.7 million and $4.4 million, respectively, from government research contracts and grants. For the six-months ended June 30, 2007 and 2006, we recognized revenue of $5.7 million and $6.9 million, respectively, and incurred costs of $8.7 million and $7.9 million, respectively, from government research contracts and grants.

Significant elements of our revenue are summarized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Research funding and other service fees	$4,798	$5,445	$9,412	$10,913
Milestone payments	249	101	591	299
Up-front, exclusivity, technology access, and technology development fees	—	500	—	1,000
Government research contracts and grant funding	2,324	3,939	5,684	6,926
Other	243	375	481	1,355
Total	$7,614	$10,360	$16,168	$20,493

Our revenue for the periods presented generally reflects our strategic focus on proprietary drug discovery and development. The decline in revenue in the three and six-months ended June 30, 2007 compared to the same periods in 2006 is due principally to the conclusion of our diagnostics alliance with Roche in mid-2006 but then also is attributed to a lower amount of government research contract and grant funding recognized in the 2007 periods. Revenue deferred on our balance sheet (i.e., received but not recognized) grew to $15.1 million as of June 30, 2007 as compared to $9.8 million as of December 31, 2006 largely on account of the development of our genotyping services and an increase in backlog thereof. Of the amount of revenue deferred as of June 30, 2007, we believe approximately $8.9 million will be recognized within the following twelve months. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Cost of Revenue

     Cost of revenue, including costs incurred in connection with collaborative programs for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months		2007 as Compared to 2006
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of revenue	$9,156	$10,459	$20,074	$20,309	$(1,303)	(12)%	$(235)	(1)%

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

Decreases in our cost of revenue for the three and six-months ended June 30, 2007 as compared to the same periods in 2006 are largely on account of (i) the shift away from corporate funded research broadly, but specifically the completion of research funding under the 2002 agreement with Roche, and also (ii) a relative decline in the amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC during the reporting periods due to timing of when the work is performed.

Our cost of revenue, including costs incurred in connection with collaborative programs in the three-month period ended June 30,

2007 as compared to the three-month period ended June 30, 2006 decreased chiefly with regard to salaries ($0.7 million), and usage of chemicals and consumables ($0.5 million). The overall decrease in the cost of revenue for the six-month period ended June 30, 2007 as compared to the six-month period ended June 30, 2006 is was primarily due to lower expense for salaries ($0.5 million) but then we used relatively more in chemicals and consumables ($0.4 million).

Research and Development

     Research and development expense for the three-month periods ended March 31, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months		2007 as Compared to 2006
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$14,528	$13,207	$27,204	$28,724	$1,321	10%	$(1,520)	(5)%

Our research and development expense for the three and six-months ended June 30, 2007 reflects the advancement of our drug and diagnostic programs, the launch of our first DNA-based tests for gauging individual risk of common disease, and the acceleration of our gene and target discovery work. As we continue our high-density, whole genome studies utilizing the Illumina SNP genotyping platform we have seen increases in related materials and supplies as well as the attendant salary and related costs in both the three and six-month periods ended June 30, 2007 versus the comparable periods in 2006. The decrease in contractor services and other third party costs for the three and six-months ended June 30, 2007 relative to the comparable periods in 2006 is largely on account of the clinical development of DG031, in which we voluntarily suspended our Phase III trial late last year.  With our advancements and based upon the range of our current research and development activities but excluding any significant new collaborations, we believe that our overall investment in research and development for the fiscal year 2007 may be in the range of $60 to $65 million.

Our research and development expense for the three and six-month periods ended June 30, 2007 and 2006 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and other personnel costs	$5,179	$4,360	$9,871	$9,696
Materials and supplies	3,558	1,170	6,230	2,759
Contractor services and other third party costs	3,350	5,140	6,049	10,966
Overhead expenses	1,381	1,251	2,829	2,823
Depreciation and amortization	626	891	1,348	1,763
Stock-based compensation	434	395	877	717
Total	$14,528	$13,207	$27,204	$28,724

During the year ended December 31, 2006 and now into 2007, we have experienced increasing research and development costs and we expect that further increases may continue, particularly as we continue wide-ranging work in genetics and advance our clinical development and proprietary drug development programs. Particularly, in the second half of 2006 we began our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform and that initiative continues in 2007.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months		2007 as Compared to 2006
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, general and administrative	$6,795	$4,392	$12,325	$9,659	$2,403	55%	$2,666	28%

The increase in our selling, general and administrative expenses for the three and six-month periods ended June 30, 2007 compared to the same periods ended June 30, 2006 is primarily attributable to increased salary expense ($0.4 million and $0.6 million, respectively) and increased stock-based compensation ($0.3 million and $0.7 million, respectively) and then increased contractor services ($0.5 million and $0.5 million, respectively) related to our diagnostics offerings. Further, our selling, general and administrative expense in the three and six-month periods ended June 30, 2006 include a $0.8 million gain on the sale of property.

Interest Income

Interest income for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months		2007 as Compared to 2006
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest income	$1,518	$1,336	$3,509	$3,048	$182	14%	$461	15%

Our interest income has increased in 2007 as compared to 2006. Our interest income is a function of both the balance of our cash and investments (which generally have been declining as resources are deployed in operations) and the rate of return we are able to garner under our investment policy (which average rate of return has, in general, been increasing). We expect to use our cash and investments principally for advancing our discovery and development programs. In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining competitive returns subject to prevailing market conditions. We expect to maintain our portfolio of cash equivalents and investments in a variety of securities, including auction rate securities, commercial paper, money market funds, mutual fund investments and government and non-government debt securities.

Interest Expense

Interest expense for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months		2007 as Compared to 2006
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest expense	$3,803	$1,691	$7,469	$3,407	$2,112	125%	$4,062	119%

Our interest expense has increased in the three and six-month periods ended June 30, 2007 as compared to the same periods in 2006. Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004 ($150 million of principal at a full par price) and then again in November 2006 (a further $80 million of principal at a price of 70% of par). With the additional $80 million of notes added in 2006, our future cash interest payments will be approximately $8.1 million on an annual basis for the Senior Convertible Notes. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.0 million for the year ending December 31, 2007. In June 2007, as a result of our sale and leaseback of Woodridge being treated as a financing, a portion of our rent payments are charged to interest expense, which will serve to increase our annual interest expense by approximately $1.4 million per annum.

Other non-operating income and (expense), net

Other non-operating income and (expense), net the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	For the Three Months		For the Six Months		2007 as Compared to 2006
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Other non-operating income and (expense), net	$8,922	$(290)	$8,542	$(58)	$9,212	3,177%	$8,600	14,828%

The increase during the three and six-months ended June 30, 2007 is due to a legal settlement we entered into in June 2007 to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that we would be paid $9.0 million, in two installments. The first installment of $4.0 million was received prior to June 30, 2007 and the second payment of $5.0 million is due to be paid prior to December 31, 2007. We recognized the $9.0 million during the three and six-months ended June 30, 2007, net of litigation expenses incurred of $0.04 million and $0.7 million, respectively.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($996.1 million from the beginning of 1999 to-date). At June 30, 2007, future funding under terms of our existing agreements is approximately $38.9 million excluding milestone payments, royalties and other payments that we may earn under such collaborations. Of the $38.9 million, approximately $19.6 million is expected to be received during the year ended December 31, 2007, with the remaining amount due through 2010.

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

At June 30, 2007, we had $137.3 million in cash, cash equivalents and investments, including restricted cash equivalents and investments of $5.3 million. In light of our steady progress as well as proceeds from both the sale and leaseback of our Woodridge property and the recent settlement of litigation, we believe that our overall use of cash resources in 2007 may be in the range of $60 to $65 million. As we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing, such as further public or private equity offerings, additional debt financing, other forms of financing or added collaborations and licensing arrangements. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	For the Six-Month Periods Ended June 30,
	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities	$(30,948)	$(40,061)
Investing activities	35,715	1,646
Financing activities	17,109	149
Cash and cash equivalents, at end of period	43,758	27,677

Cash and Cash Equivalents.  At June 30, 2007, we had $43.8 million in cash and cash equivalents. Together with our investments ($88.2 million) and restricted cash equivalents and investments ($5.3 million), this balance ($137.3 million) is $14.7 million less than at December 31, 2006. The net utilization of our cash in these first six months is principally owing to cash used in product development, research and general operations as reflected in the $30.9 million cash we used in operations, together with the net proceeds from the sale and leaseback of our property in Woodridge, Illinois ($18.4 million).

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

At June 30, 2007, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At June 30, 2007, our investments are in auction rate securities, a municipal bond, US government securities and a corporate bond.

Operating Activities. Net cash used in operating activities was $30.9 million for the six-month period ended June 30, 2007 as compared to $40.1 million having been used in the same period in 2006. Cash used in our operations is principally owing to cash used in product development, research and general operations as reflected in the $30.9 million cash we used in operations, as more fully described above.

Investing Activities. Our investing activities have consisted of short-term investments in marketable securities (mainly investments in auction rate securities, US government securities and a corporate bond) and capital expenditures. In the six-months ended June 30, 2006, we acquired $1.3 million of cash in our purchase of UVS, money used to fund the acquired liabilities of UVS. We principally made replacement capital expenditures during the six-month periods ended June 30, 2007 and 2006. We have experienced the pace of necessary capital expenditures increase somewhat of late and this trend may continue.

Financing Activities. Net cash of $17.1 million was provided by financing activities in the six-month period ended June 30, 2007, as compared to $0.1 million that was provided in the six-month period ended June 30, 2006. Our most significant financing activity for the six-month period ended June 30, 2007 was the sale and leaseback of our property in Woodridge, Illinois (netting us $18.4 million after the payment of transaction costs and the repayment of our existing property mortgage). Further, we had ongoing repayment of and installment payments on debt, capital lease and finance obligations amounting to $1.4 million in the six-month period ended June 30, 2007. Financing activities for the six-month period ended June 30, 2006 largely consisted of equity proceeds on the exercise of common stock options ($0.8 million), financing of certain equipment ($0.8 million) and installment payments on debt and capital lease obligations ($1.5 million).

In June 2007, we completed the sale and leaseback of our property (land and building) in Woodridge, Illinois. Pursuant to the agreement, we sold the Woodridge property for $25.0 million in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Our obligations under the lease are collateralized by a letter of credit in an initial amount of $5.0 million that may be reduced upon certain conditions. The letter of credit is collateralized by restricted cash equivalents and investment ($5.3 million at June 30, 2007).

We are accounting for the sale and leaseback of the Woodridge as a financing. As such, the property will remain on the balance sheet and continue to be depreciated through the lease term. Proceeds on the sale have been recorded on the balance sheet as a finance obligation and a portion of the rental payments under the lease will be applied, using the effective interest method, to reduce the finance obligation with the remainder of the rental payments recorded as interest expense. Transaction costs amounting to $1.2 million have been deferred and will be recorded as interest expense over the term of the lease, using the effective interest method.

Concurrent with the sale-leaseback financing, we paid the existing mortgage loan ($5.4 million) which had been collateralized by the Woodridge property.

Contractual Commitments and Off-Balance Sheet Arrangements.   The following summarizes our contractual obligations at June 30, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$262,200	$8,050	$8,050	$8,050	$238,050	$—	$—
Long-term debt, including interest	772	287	272	213	—	—	—
Capital lease obligations, including interest	4,894	2,352	2,076	466	—	—	—
Finance obligation (sale-leaseback)	40,707	1,966	2,009	2,059	2,111	2,164	30,398
Operating leases(1)	72,675	6,026	5,998	5,835	5,753	5,747	43,316
Total	$381,248	$18,681	$18,405	$16,623	$245,914	$7,911	$73,714

(1)  Balance includes $71.0 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.6 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.06 million.

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

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of June 30, 2007. Due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the Company’s Convertible Notes, because they bear interest at a fixed rate. Using the prices of the latest trades in June 2007, the market value of the Convertible Notes was approximately $167.1 million on June 30, 2007.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.02 million on our Icelandic krona denominated non U.S. dollar assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments.

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

On June 14, 2007, we and the other parties in the lawsuit titled deCODE genetics, Inc. v. Hákonarson et al., which is described in our Annual Report on Form 10-K for the year ended December 31, 2006, which description is incorporated by reference herein, entered into a settlement agreement resolving all of the claims in this matter. Pursuant to the settlement agreement, the individual defendants and the Children’s Hospital of Philadelphia agreed not to use or disclose any of our confidential information that was the main subject matter of the litigation. The settlement agreement provides for us to receive $9.0 million, of which $4.0 million was paid in June 2007 and the remainder is payable before December 31, 2007. The parties exchanged mutual releases and the litigation was dismissed with prejudice.

In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which description is incorporated herein by reference, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the mandate of the United States Court of Appeals for the Second Circuit, regarding class certification. The plaintiffs now plan to replead their complaints and move for class certification again. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

ITEM 1A. RISK FACTORS

     Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. The risk factors set forth below have been updated to provide data for and as of the quarter ended June 30, 2007.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

     We incurred a net loss of $38.9 million and $38.6 million for the six-months ended June 30, 2007 and 2006, respectively, and $85.5 million for the year ended December 31, 2006, and had an accumulated deficit of $574.5 million at June 30, 2007. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive considerable royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

     We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Roche, accounted for approximately 6% and 26% of our consolidated revenue in the six-months ended June 30, 2007 and 2006, respectively. For the six-months ended June 30, 2007 and 2006, government research contract and grant revenues from divisions of the NIH constituted 22% and 28%, respectively, and from the EC constituted, 13% and 4%, respectively, of consolidated revenue.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 11, 2007, we held our annual meeting of stockholders. The results of the voting on the proposals submitted to the stockholders at this meeting were as follows:

1.  Election of three Class III Directors

NAME	FOR	WITHHELD
Kari Stefansson	52,454,931	648,903
Terrance G. McGuire	52,464,926	638,908
Peter Goodfellow	52,512,787	591,047

2. Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007

FOR	AGAINST	ABSTAIN
52,702,144	345,122	51,568

3.  Approval of the amendment of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 150,000,000

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
51,340,300	1,683,056	80,478	0

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

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 11, 2007.

3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan.

10.2	Form of Non-Qualified Stock Option Agreement under 2006 Equity Incentive Plan.

10.3	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan.

10.4	Lease dated June 8, 2007 between deCODE Chemistry, Inc. and Woodridge Holdings, LLC and Big T Investments, LLC.

10.5	Guaranty of deCODE genetics, Inc. and MediChem Life Sciences, Inc. dated June 8, 2007.

10.6	Letter Of Credit Reimbursement, Guarantee, Security and Pledge Agreement dated June 8, 2007 among Custodial Trust Company, deCODE Chemistry, Inc. and deCODE genetics, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 9, 2007

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

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 11, 2007.

3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan.

10.2	Form of Non-Qualified Stock Option Agreement under 2006 Equity Incentive Plan.

10.3	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan.

10.4	Lease dated June 8, 2007 between deCODE Chemistry, Inc. and Woodridge Holdings, LLC and Big T Investments, LLC.

10.5	Guaranty of deCODE genetics, Inc. and MediChem Life Sciences, Inc. dated June 8, 2007.

10.6	Letter Of Credit Reimbursement, Guarantee, Security and Pledge Agreement dated June 8, 2007 among Custodial Trust Company, deCODE Chemistry, Inc. and deCODE genetics, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.