Form 10-Q
period 2007-09-30
DECODE GENETICS INC
filed 2007-11-08
CIK 1022974

Use these links to rapidly review the document
deCODE genetics, Inc. INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

        Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

        The aggregate number of shares of the registrant's common stock outstanding on October 31, 2007 was 61,731,513 shares of common stock $.001 par value.

deCODE genetics, Inc.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45,839	$21,882
Investments	67,751	130,134
Receivables	9,194	8,464
Other current assets	14,298	9,231

Total current assets	137,082	169,711

Restricted cash equivalents	5,051	—
Property and equipment, net	22,974	24,382
Goodwill	10,055	10,055
Intangible assets, net	4,099	4,576
Other long-term assets	6,882	6,885

Total assets	$186,143	$215,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,933	$2,877
Accrued expenses and other current liabilities	14,659	14,360
Deferred revenue	8,953	3,557
Current portion of capital lease obligations	3,130	2,100
Current portion of finance obligation on sale-leaseback	549	—
Current portion of long-term debt	220	604

Total current liabilities	32,444	23,498

Deferred revenue	6,219	6,219
Deferred gain on sale-leaseback	24,263	25,716
Capital lease obligations, net of current portion	3,012	3,493
Finance obligation on sale-leaseback, net of current portion	24,295	—
Long-term debt, net of current portion	210,142	212,062
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 and 100,000,000 shares at September 30, 2007 and December 31, 2006, respectively; issued and outstanding: 61,759,676 and 61,729,676 shares, respectively, at September 30, 2007; and 61,556,985 and 61,555,985 shares, respectively, at December 31, 2006	62	62
Additional paid-in capital	487,508	483,052
Notes receivable	(2,578)	(2,778)
Accumulated deficit	(598,789)	(535,688)
Accumulated other comprehensive income	(253)	(22)
Treasury stock, 30,000 and 1,000 shares stated at cost at September 30, 2007 and December 31, 2006, respectively	(182)	(5)

Total stockholders' deficit	(114,232)	(55,379)

Total liabilities and stockholders' deficit	$186,143	$215,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenue	$10,892	$8,566	$27,060	$29,059
Operating expenses:
Cost of revenue	11,976	11,357	32,050	31,666
Research and development	14,069	14,178	41,273	42,902
Selling, general and administrative	7,070	6,938	19,395	16,597

Total operating expenses	33,115	32,473	92,718	91,165

Operating loss	(22,223)	(23,907)	(65,658)	(62,106)
Interest income	1,646	1,834	5,155	4,882
Interest expense	(4,019)	(1,728)	(11,488)	(5,135)
Other non-operating income, net	348	169	8,890	111

Net loss	$(24,248)	$(23,632)	$(63,101)	$(62,248)

Basic and diluted net loss per share	$(0.40)	$(0.40)	$(1.03)	$(1.11)
Shares used in computing basic and diluted net loss per share	61,033	59,616	60,996	56,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,101)	$(62,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,345	5,580
Amortization of deferred gain on sale-leaseback of real estate	(1,453)	(1,454)
Stock-based compensation	4,346	3,138
Disposal of equipment, net	73	(739)
Foreign currency translation	(32)	36
Amortization of debt discount	3,489	—
Amortization of deferred financing costs	1,201	656
Accretion on investments	(182)	—
Changes in operating assets and liabilities:
Receivables and other assets	(6,050)	(4,144)
Accounts payable, accrued expenses and other current liabilities	2,355	3,909
Deferred revenue	5,396	(2,775)

Net cash used in operating activities	(49,613)	(58,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(147,859)	(236,870)
Sale of investments	210,225	226,570
Purchase of property and equipment	(2,534)	(5,919)
Funding of restricted cash equivalents	(5,051)	—
Proceeds from sale of property and equipment	238	623
Acquisition of UVS, net of cash acquired	—	1,270

Net cash provided by (used in) investing activities	55,019	(14,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	110	28,596
Repayment of notes receivable for common stock	24	99
Proceeds from property and equipment financing, net of transaction costs	25,927	5,927
Proceeds from short term borrowings	—	493
Repayments of debt, capital lease and finance obligations	(7,510)	(1,842)

Net cash provided by financing activities	18,551	33,273

Net increase (decrease) in cash and cash equivalents	23,957	(39,094)
Cash and cash equivalents at beginning of period	21,882	65,943

Cash and cash equivalents at end of period	$45,839	$26,849

Supplemental cash flow information:
Cash paid for interest	$4,805	$3,085
Supplemental schedule of non-cash transactions:
Cancellation of notes receivable and forfeiture of common stock	$177	$—
Deferred gain on sale and leaseback of equipment	305	336
Unrealized (loss) gain associated with investments	(200)	71
Note receivable for sale of property	—	884
Common stock issued for acquisition	—	6,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(tabular amounts in thousands, except share and per share amounts)

1.     Organization and Business

        References in these financial statements to deCODE refer to deCODE genetics, Inc., a Delaware company, and deCODE genetics, Inc.'s wholly-owned subsidiary, Islensk erfdagreining ehf., an Icelandic company registered in Reykjavik, and its subsidiaries, as well as deCODE genetics, Inc.'s wholly-owned subsidiary, MediChem Life Sciences, Inc., a Delaware corporation, and its subsidiaries.

2.     Basis of Presentation

        In the opinion of deCODE's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2007, the results of operations for the three and nine-month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE's Annual Report on Form 10-K for the year ended December 31, 2006, which includes consolidated financial statements and notes thereto for the years ended December 31, 2006, 2005 and 2004.

3.     Revenue

        Significant elements of deCODE's revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Service fees and research funding	$5,941	$4,096	$15,353	$15,009
Milestone payments	182	215	773	514
Up-front, exclusivity, technology access, and technology development fees	1,000	—	1,000	1,000
Government research contracts and grant funding	3,510	3,878	9,194	10,804
Other	259	377	740	1,732

Total	$10,892	$8,566	$27,060	$29,059

        Significant sources of our revenue as a percentage of consolidated revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
F. Hoffmann-La Roche (Roche)	5%	10%	6%	21%
National Institutes of Health (NIH)	24%	40%	22%	32%

        During the three and nine-month periods ended September 30, 2007, deCODE performed services totaling $0 and $124,000 for an employer of a member of deCODE's Board of Directors.

4.     Research and Development

        deCODE's research and development expense consists of the costs of its own proprietary programs, comprised of the following during the three and nine-months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and other personnel costs	$4,615	$4,044	$14,486	$13,740
Materials and supplies	2,961	2,006	9,191	4,765
Contractor services and other third party costs	4,083	5,758	10,132	16,724
Overhead expenses	1,420	1,086	4,247	3,909
Depreciation and amortization	586	885	1,934	2,648
Stock-based compensation	404	399	1,283	1,116

Total	$14,069	$14,178	$41,273	$42,902

5.     Stock-Based Compensation

        Stock-based compensation related to stock options for the three and nine-month periods ended September 30, 2007 and 2006 is included in deCODE's results of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Operating Expenses:
Cost of revenue	$158	$179	$410	$438
Research and development	404	399	1,283	1,116
Selling, general and administrative	835	457	2,494	1,425

Total	$1,397	$1,035	$4,187	$2,979

        As of September 30, 2007 there was approximately $8,158,000 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

        deCODE calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the nine-months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Dividend yield	0%	0%
Expected volatility	64.4%	67.2%
Expected term (in years)	5.4	5.11
Risk-free interest rate	4.5%	4.8%

        deCODE estimates the expected term of the options based on historical patterns by employees with respect to exercise and post vesting employment termination behaviors. deCODE's expected volatility is calculated using a weighted average of the volatility over a period equal to the expected term of the award and the most recent one year volatility. deCODE bases the risk-free interest rate used on the implied rate currently available on the U.S. Treasury zero-coupon issues with a comparable term. As deCODE does not pay dividends, the dividend variable rate is zero.

        The following table summarizes stock option activity for the nine-months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	4,975,074	$8.14
Granted	2,975,000	3.49
Exercised	(53,507)	2.07
Forfeited/cancelled	(360,380)	8.27

Outstanding at September 30, 2007	7,536,187	$6.34

Exercisable at September 30, 2007	3,991,737	$7.98

        The weighted average grant date fair value of options granted during the three and nine-month periods ended September 30, 2007 was $1.91 and $2.09, per share respectively, and $3.05 and $4.98, per share during the three and nine-month periods ended September 30, 2006, respectively.

        deCODE's Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. During the three and nine-months ended September 30, 2007, deCODE recognized expense related to restricted stock grants of $54,000 and $159,000, respectively. During the three and nine-months ended September 30, 2006, deCODE recognized expense related to restricted stock grants of $54,000 and $159,000, respectively. At September 30, 2007, deCODE had 62,138 unvested restricted shares with a weighted average grant date fair value of $8.23.

        In November 2007, deCODE adopted a Change in Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and reporting officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. As of September 30, 2007, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $7,169,000 (calculated as of September 30, 2007).

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

	September 30, 2007 (Shares)	September 30, 2006 (Shares)
Warrants to purchase shares of common stock	856,371	2,385,022
Options to purchase shares of common stock	7,536,187	4,754,306
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	672,238	724,394
Convertible shares issuable upon conversion of 3.5% senior convertible notes	16,428,572	10,714,286

	25,493,368	18,578,008

7.     Authorized Shares

        In May 2007, deCODE increased its number of authorized shares to 156,716,666, of which 150,000,000 is $0.001 par value Common Stock and 6,716,666 is $0.001 par value Preferred Stock.

8.     Other non-operating income, net

        In June 2007, deCODE entered into a legal settlement to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that deCODE would be paid $9,000,000, in two installments. The first installment of $4,000,000 was received in June 2007 and the second payment of $5,000,000 is due to be paid prior to December 31, 2007 and is included in Other Current Assets on the Condensed Consolidated Balance Sheet at September 30, 2007. deCODE recognized $0 and $9,000,000 of the settlement amount during the three and nine-months ended September 30, 2007, net of related expenses of $61,000 and $747,000, respectively.

9.     Comprehensive Income

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net loss	$(24,248)	$(23,632)	$(63,101)	$(62,248)
Other comprehensive income (loss):
Foreign currency translation	(10)	(14)	(32)	7
Unrealized (loss) gain associated with investments	(225)	86	(200)	71

Total comprehensive loss	$(24,483)	$(23,560)	$(63,333)	$(62,170)

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

        Investments as of September 30, 2007 are summarized as follows:

	Amortized Cost	Estimated Fair Value
	(In thousands)
Auction rate securities	$58,000	$58,000
Municipal bond	4,991	4,750
Agency Bond	5,000	5,001

	$67,991	$67,751

        Gross unrealized holding gains and gross unrealized holding losses at September 30, 2007 were $1,000 and $241,000, respectively, and at December 31, 2006 were $0 and $78,000, respectively, and are included in accumulated other comprehensive income.

11.   Sale-Leaseback Financing

Woodridge

        In June 2007, deCODE completed a sale and leaseback of its property (land and building) in Woodridge, Illinois. Pursuant to the agreement, deCODE sold the Woodridge property for $25,000,000 in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease, deCODE has two 5-year renewal options with rent at the then prevailing market rate. The lease is an absolute net lease and deCODE will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. deCODE's obligations under the lease are collateralized by a letter of credit in an initial amount of $5,000,000, that may be reduced upon certain conditions. The letter of credit is collateralized by cash equivalents held in a restricted account ($5,051,000) at September 30, 2007).

        The sale and leaseback of the Woodridge property is being accounted for as a financing, as such, the property remains on the balance sheet and continues to be depreciated through the lease term.

Proceeds on the sale have been recorded on the balance sheet as a finance obligation and a portion of the rental payments under the lease will be applied, using the effective interest method, to reduce the finance obligation over the term of the lease, with the remainder of the rental payments being recorded as interest expense. Transaction costs amounting to $1,183,000 have been deferred and included in other long term assets on the condensed consolidated balance sheets and will be amortized to interest expense over the term of the lease, using the effective interest method.

        Concurrent with the sale and leaseback of Woodridge, deCODE paid the existing mortgage loan ($5,430,000) which had been collateralized by the Woodridge property.

Equipment

        In September 2007, deCODE entered into a financing for the sale and leaseback of equipment. The sale price of the equipment was $2,110,000 and the resulting gain of $305,000 has been deferred and is being recognized over the 24-month term of the leaseback.

12.   Litigation

        Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in deCODE's Annual Report on Form 10-K for the year ended December 31, 2006 and deCODE's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

        In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE's Annual Report on Form 10-K for the year ended December 31, 2006 and deCODE's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the "focus cases" and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

        On August 9, 2007, deCODE received a letter dated July 31, 2007, written on behalf of a purported stockholder (the "Demand Letter"), requesting that our board of directors initiate a claim against the underwriters of our initial public offering, in addition to certain unnamed officers, directors and principal stockholders as identified in our IPO prospectus, for violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. The Demand Letter alleges that the combined number of shares of our common stock beneficially owned by the entities and individuals identified in the Demand Letter exceeded ten percent of our outstanding common stock from the date of our initial public offering on July 18, 2000, through July 17, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. Under Section 16(b), we had 60 days from the date of the Demand Letter to bring a claim against the individuals and entities named therein. In the absence of any such action, a claim may be brought in our name and on our behalf by any stockholder. After considering the basis for the claims articulated in the Demand Letter, we determined that it would not be appropriate for us to take any action in response to it. As of the date of this filing, we are not aware of any suits filed by a stockholder arising from this Demand Letter.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

        We are also applying our findings to create DNA-based diagnostic tests to detect many of the same genetic variations that we have used to identify drug targets. Such tests can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug. Earlier this year, we began offering deCODE T2™, our first reference laboratory DNA-based test, which detects a gene variant we discovered to be associated with increased risk of type 2 diabetes. In July, we introduced our second reference laboratory DNA-based test deCODE AF™, for a gene variant we discovered to be associated with increased risk of atrial fibrillation and stroke. In October, we began offering deCODE MI™, a laboratory reference test which detects a gene variant which is associated with early-onset heart attack, (myocardial infarction, or MI). All of these tests are offered by deCODE via direct sales efforts to physicians and a dedicated website (www.decodediagnostics.com). deCODE T2™ is also marketed through DNA Direct Inc. (www.dnadirect.com).

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

        In June of this year, we announced the top line results of a Phase IIa clinical trial and a placebo-controlled clinical pharmacology study for DG041, our developmental anti-platelet compound for arterial thrombosis. The Phase IIa and clinical pharmacology studies examined safety, tolerability, dosing, and the effect of various dose levels on biomarkers of platelet activation. In these studies, DG-041 demonstrated a dose-related impact on inflammatory biomarkers and, importantly, showed a clear concentration-dependent effect on both platelet aggregation response and p-selection expression. In addition, data from the clinical pharmacology trial clearly demonstrated the ability of DG-041 to attenuate platelet activation beyond that afforded by ASA. During the last quarter, two drug-drug interaction studies were conducted and the results of these studies supported the continued development of DG-041 in large scale patient studies. Further clinical pharmacology studies will be conducted to assess the potential benefits of DG-041 when combined with clopidogrel (Plavix®) and the combination of clopidogrel with aspirin (ASA). We will also be evaluating the biomarker data on p-VASP (vasodlilator-stimulated phosphoprotein) and continue to monitor bleeding time. Based on the results of these studies we anticipate launching a larger Phase II study in patients in the second half of next year.

        deCODE has two compounds in clinical development targeting the leukotriene pathway for the prevention of heart attack. The Phase I multiple dose ranging study for DG-051 was completed earlier this year. DG-051 was found to be safe and well-tolerated at the doses tested; to have a pharmacokinetic profile that supports once-a-day dosing; and to lower, in a dose-dependent manner, production of leukotriene B4, the pro-inflammatory biomarker that deCODE believes confers an increased risk of heart attack through this pathway. A Phase IIa study was recently started to provide necessary data to support our larger Phase IIb study which we expect to launch this study in the first quarter of 2008. We are currently reformulating the tablets for DG031, our Phase III compound for the prevention of heart attack. We completed an accelerated 3 month stability study with our lead candidate and recently concluded the clinical portion of our bioequivalence study. We anticipate completing the bioequivalence analysis of results from this study during Q4 and this information as well as other factors, such as the status of partnering negotiations, will form our next steps for DG031.

        deCODE has a partnership with Roche focused on the discovery and development of PDE4 inhibitors for vascular disease. deCODE and Illumina, Inc. are working together to develop DNA-based diagnostic kits utilizing deCODE's gene discoveries in heart attack, type 2 diabetes and breast cancer and Illumina's platform for SNP genotyping. deCODE is also actively exploring drug development partnerships in its most advanced therapeutic programs, in order to spread risk and cost, and to focus resources on the advancement of its drug discovery work and preclinical candidates.

        The goal of our business strategy is to maximize the creation of value from our human genetics, drug discovery, drug development and diagnostics work and to capture that value for the company and its stockholders. Our product development pipeline now includes drug development programs in heart attack and arterial thrombosis, and following the launch of three reference lab tests, we are advancing the development of DNA-based risk predisposition tests in glaucoma and prostate and breast cancer. Executing on our strategy—advancing these programs swiftly while continuing our discovery work in a broad range of common diseases—requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment.

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

        We believe that our ongoing work in genetics, the advancement of our drug and diagnostic programs, and the conduct of clinical trials will require significant ongoing expenditure. In the first nine months of 2007 we continued to advance our drug development programs, completing a successful Phase I multiple dose ranging study of DG051 including a 28 day extension of the multiple dose study, conducted various drug-drug interaction studies and a food effect study, and initiated a Phase IIa trial. We completed a successful Phase IIa trial of DG041 along with a highly informative clinical pharmacology study conducted in the presence and absence of aspirin and we are currently planning a study that will assess the pharmacology of DG-041 in the presence of clopidogrel and clopidogrel plus aspirin. We also completed two important drug-drug interaction studies that significantly de-risked the further development of DG-041. We have established a Clinical Laboratory Improvement Amendments (CLIA) certified reference laboratory for offering DNA-based tests, and expect to follow our recent launches with several other tests we now have in development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

        At September 30, 2007, we had $118.6 million in cash, cash equivalents and investments, including restricted cash equivalents and investments and as we advance discovery work and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing. Our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that more favorable conditions in those markets will present opportunities for us, while downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms.

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

  •
  We have two compounds in development for the prevention of heart attack. These programs come out of our discovery of major risk variants in two genes encoding proteins in the leukotriene pathway. These variants—in the genes that code for 5-lipoxygenase activating protein (FLAP) and leukotriene A4 Hydrolase (LTA4H)—appear to confer risk in the same way: by causing an up regulation in the production of leukotriene B4, a potent pro-inflammatory molecule that is the end product of one branch of the pathway. The therapeutic goal of both compounds is to inhibit the activity of the pathway, lowering the production of LTB4 and thereby decreasing the inflammatory activity in atherosclerotic plaques and reducing the risk of heart attack. DG051 is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. The results of our development work to date on DG051 indicates that it is well tolerated, provides potent inhibition of LTB4 production, is orally bioavailable, has potential for once-daily dosing, and appears to have minimal potential for drug-interactions. We completed a single-dose ranging Phase I study for DG051 in December 2006, a multiple dose ranging Phase I trial of DG051 in the first quarter of 2007 and a subsequent 28 day extension in the third quarter of 2007. We further confirmed the lack of drug—drug interactions in human clinical studies. The results from these studies demonstrated DG-051 has favorable pharmacokinetic characteristics and significantly reduces LTB4 in a dose-dependent manner. We announced the launch of a Phase IIa trial for DG051 in October, the results of which will be used to inform dosing for a larger Phase IIb study planned to begin in early 2008.

    In May 2006 we began a Phase III clinical trial for DG031, an inhibitor of FLAP which we licensed from Bayer AG. We voluntarily suspended this trial in October 2006 due to an unexpected problem with the tablets. In routine testing of clinical supplies we discovered that, over time, the drug tablets appeared to dissolve more slowly, potentially providing lessening amounts of active drug the longer they were stored. This raised the possibility that as the trial progressed patients would be receiving too little drug, undermining the trial's chances of success. We are currently reformulating the compound to resolve this issue. We completed an accelerated 3 month stability study with our lead candidate and recently concluded the clinical portion of the required bioequivalence study. We anticipate the pharmacokinetic results from this study during Q4 and this information will further guide our decisions regarding our next steps in this program.

  •
  DG041 is being developed as an anti-platelet compound for the prevention of arterial thrombosis. DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR). It has been demonstrated by in vitro studies that PGE2 may have additive stimulatory effects on platelet aggregation beyond those of other potent agonists such as ADP or thromboxane A2, targeted by clopidogrel and aspirin, respectively. The results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied. The compound can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. We completed a successful Phase IIa trial of DG041 along with a highly informative clinical pharmacology study conducted in the presence and absence of aspirin. We are currently planning a study that will assess the pharmacology of DG-041 in the presence of clopidogrel and clopidogrel plus aspirin. We also completed key drug-drug interaction studies with DG-041 that demonstrated a lack of any relevant interaction by DG-041 on two common routes of drug metabolism. Based on the results of our clinical studies thus far, DG041 appears to be well-tolerated, showing little difference in bleeding events between dosing arms and placebo, and to potentially offer focused means of preventing the formation of thrombi by specifically inhibiting platelet aggregation mediated by EP3.

  •
  Among our most advanced preclinical programs, we are pursuing a PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche and are working on identifying and advancing a lead pre-clinical compound.

        We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $43.7 million, $20.9 million and $13.9 million in our heart attack (myocardial infarction, or MI), arterial thrombosis and stroke programs, respectively, from the beginning of 2003 to date (September 30, 2007). Inception to-date costs are not available as these costs were not historically tracked by program.

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

        Furthermore, our strategy includes the option of entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. Entering into collaboration with a partner at any point in the development or commercialization of a product is a business decision. When making this decision we do and will consider, among other matters, the complexity of the indication, the size, complexity and expense of necessary development and/or commercialization efforts, competition in the market and size of the applicable market, an assessment of our own resources—financial and operational, and an assessment of the resources of a potential partner. In the event that we do collaborate on any of the above programs in the future, a partner will have a level of control, which may be significant, over the pre-clinical development or clinical trial process for a product. As a result the completion date of such a partnered program could largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which proprietary drug candidate will be subject to future collaborative arrangements or how such arrangements would affect our development plan or capital requirements.

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

        Illumina.    In May 2006, we entered into a strategic alliance with Illumina, Inc. ("Illumina") to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs equally and split operating profits from the sales of diagnostic products. Our initial focus will be developing diagnostics for heart attack, breast cancer and type 2 diabetes. Also as part of the agreement, we have installed Illumina's SNP genotyping platform to carry-out high-density, whole-genome studies utilizing our comprehensive population genetics resources in Iceland, thereby, enabling us to expand our contract genotyping business to offer Illumina's platform and assay technologies together with our proprietary analytical services for customers.

        In certain programs we have taken advantage of the fact that drug targets we have identified through our genetics research have already been employed by other companies to make developmental compounds for other indications. By licensing these compounds or entering into co-development arrangements we have been able to leapfrog over several steps of drug discovery, entering directly into Phase II clinical trials. DG031, our most advanced compound for the prevention of heart attack, was licensed from Bayer HealthCare AG, which was initially developing it for asthma. In 2006, we concluded a Phase II trial in asthma, working with Cephalon on their compound CEP-1347, originally developed for Parkinson's disease. We continue to investigate additional such possibilities for co-development of promising existing compounds that may effectively act against targets we have identified through our gene discovery work.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2007 and 2006

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the pace and progress of our proprietary research and clinical development efforts, the timing and composition of funding under our various collaborative agreements, and the progress of our own research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including ability to obtain additional financing, risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct pre-clinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive considerable revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

        Financial highlights as of and for the three and nine-month periods ended September 30, 2007 include:

  •
  At September 30, 2007, we had $118.6 million in cash, cash equivalents and investments, including restricted cash equivalents and investments, compared to $152.0 million at December 31, 2006. The net utilization of our cash in these first nine months is principally owing to cash used in product development, research and general operations as reflected in the $49.6 million cash we used in operations, together with the net proceeds from the sale and leaseback of our property in Woodridge, Illinois ($18.4 million).

  •
  Our research and development expense was $14.1 million and $41.3 million for the three and nine month periods ended September 30, 2007, respectively, as compared to $14.2 million and $42.9 million for the three and nine-month periods ended September 30, 2006, respectively. Our research and development expense in 2007 reflects the advancement of our drug and diagnostic programs, the launch of our first DNA-based tests for gauging individual risk of common disease, and the acceleration of our gene and target discovery work.

  •
  Our revenue for the three and nine-month periods ended September 30, 2007 was $10.9 million and $27.1 million, respectively, as compared to $8.6 million and $29.1 million for the three and nine-month periods ended September 30, 2006, respectively. Revenue for the three-months ended September 30, 2007 increased relative to the comparable period of 2006 principally on account of the growth in our genotyping service business but then overall declined for the nine-months ended September 30, 2007 as compared to 2006 largely due to the conclusion of our diagnostics alliance with Roche. As of September 30, 2007, our deferred revenue had grown to $15.2 million from $9.8 million as of December 31, 2006, largely on account of the growth of our genotyping service business.

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

Revenue

        Revenue for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

					2007 as Compared to 2006
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
					Three Months		Nine Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Revenue	$10,892	$8,566	$27,060	$29,059	$2,326	27%	$(1,999)	(7)%

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

        Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

        Therapeutics.    In November 2004, we signed a three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under a completed 2002 agreement (completed in 2005), and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of September 30, 2007, we have received $6.0 million of research funding, of which $2.0 million was received in the nine-months ended September 30, 2007. We will share drug discovery and clinical trials costs under this agreement, and we may also receive milestone payments and royalties based on drug sales.

        Diagnostics.    In June 2001, we signed a five-year alliance with Roche's diagnostics division and through June 2006 we collaborated to develop and market DNA-based diagnostics for major diseases. During the term of this alliance, which expired in 2006, we received $44.3 million in research funding, up-front fees and milestone payments under the agreement and we may receive additional milestone payments upon the achievement of research and development milestones by Roche and royalties on the sales of diagnostic products developed by Roche.

        For the three-months ended September 30, 2007 and 2006, we recognized revenue of $0.5 million and $0.8 million, respectively, and incurred costs of $0 and $1.2 million, respectively. For the nine-months ended September 30, 2007 and 2006, we recognized revenue of $1.5 million and $6.2 million, respectively, and incurred costs of $0 and $5.2 million, respectively.

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

        National Institutes of Allergy and Infectious Diseases (NIAID).    In September 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. deCODE may receive $10.1 million in additional research funding over the remaining term of the agreement.

        For the three-months ended September 30, 2007 and 2006, we recognized revenue of $3.5 million and $3.9 million, respectively, and incurred costs of $4.9 million and $6.8 million, respectively, from government research contracts and grants. For the nine-months ended September 30, 2007 and 2006, we recognized revenue of $9.2 million and $10.8 million, respectively, and incurred costs of $13.6 million and $14.7 million, respectively, from government research contracts and grants.

        Significant elements of our revenue are summarized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Service fees and research funding	$5,941	$4,096	$15,353	$15,009
Milestone payments	182	215	773	514
Up-front, exclusivity, technology access, and technology development fees	1,000	—	1,000	1,000
Government research contracts and grant funding	3,510	3,878	9,194	10,804
Other	259	377	740	1,732

Total	$10,892	$8,566	$27,060	$29,059

        Our revenue for the periods presented generally reflects our strategic focus on proprietary drug discovery and development. Revenue in the three-month period ended September 30, 2007 was greater than that of the comparable period in 2006 principally on account of the growth in our genotyping service business and the receipt of a $1.0 million final technology access fee received from Merck which was not received until Q4 in 2006. The decline in revenue in the nine-months ended September 30, 2007 compared to the same period in 2006 is due principally to the conclusion of our diagnostics alliance with Roche in mid-2006 but then also is attributed to a lower amount of government research contract and grant funding recognized in the 2007 period. Revenue deferred on our balance sheet (i.e., received but not recognized) grew to $15.2 million as of September 30, 2007 as compared to $9.8 million as of December 31, 2006 largely on account of the development of our genotyping services and an increase in backlog thereof. Of the amount of revenue deferred as of September 30, 2007, we believe approximately $9.0 million will be recognized within the following twelve months. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Cost of Revenue

        Cost of revenue, including costs incurred in connection with collaborative programs for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

					2007 as Compared to 2006
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
					Three Months		Nine Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of revenue	$11,976	$11,357	$32,050	$31,666	$619	5%	$384	1%

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

        Our cost of revenue for the three and nine-month periods ended September 30, 2007 is slightly increased as compared to the same periods in 2006 and the components thereof are changing consistent with the changes in the elements in revenue as described above. Our cost of revenue in the three month period ended September 30, 2007 as compared to the three-month period ended September 30, 2006 increased chiefly with regard to salaries ($0.4 million), and usage of chemicals and consumables ($0.5 million), offset by decreased depreciation ($0.2 million). The overall increase in the cost of revenue for the nine-month period ended September 30, 2007 as compared to the nine-month period ended September 30, 2006 is was primarily due to greater expense for chemicals and consumables ($1.0 million) and contractor services ($0.2 million), offset by a decrease of depreciation and amortization ($0.6 million).

Research and Development

        Research and development expense for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

					2007 as Compared to 2006
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
					Three Months		Nine Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$14,069	$14,178	$41,273	$42,902	$(109)	(1)%	$(1,629)	(4)%

        Our research and development expense for the three and nine-months ended September 30, 2007 reflects the advancement of our drug and diagnostic programs, the launch of our first DNA-based tests for gauging individual risk of common disease, and the acceleration of our gene and target discovery work. As we continue our high-density, whole genome studies utilizing the Illumina SNP genotyping platform we have seen increases in related materials and supplies as well as the attendant salary and related costs in both the three and nine-month periods ended September 30, 2007 versus the comparable periods in 2006. The decrease in contractor services and other third party costs for the three and nine-months ended September 30, 2007 relative to the comparable periods in 2006 is largely on account of the clinical development of DG031, in which we voluntarily suspended our Phase III trial late last year. With our advancements and based upon the range of our current research and development activities but excluding any significant new collaborations, we believe that our overall investment in research and development for the fiscal year 2007 may be in the range of $55 to $60 million.

        Our research and development expense for the three and nine-month periods ended September 30, 2007 and 2006 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and other personnel costs	$4,615	$4,044	$14,486	$13,740
Materials and supplies	2,961	2,006	9,191	4,765
Contractor services and other third party costs	4,083	5,758	10,132	16,724
Overhead expenses	1,420	1,086	4,247	3,909
Depreciation and amortization	586	885	1,934	2,648
Stock-based compensation	404	399	1,283	1,116

Total	$14,069	$14,178	$41,273	$42,902

        During the year ended December 31, 2006 and now into 2007, we have generally experienced increasing research and development costs and we believe that, within financial constraints, further increases may continue, particularly as we continue wide-ranging work in genetics, notably our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform, and advance our clinical development and proprietary drug development programs.

Selling, General and Administrative Expense

        Selling, general and administrative expense for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

					2007 as Compared to 2006
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
					Three Months		Nine Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, general and administrative	$7,070	$6,938	$19,395	$16,597	$132	2%	$2,798	17%

        The increase in our selling, general and administrative expenses for the three and nine-month periods ended September 30, 2007 compared to the same periods ended September 30, 2006 is primarily attributable to increased compensation (salary and stock) ($0.9 million and $2.2 million, respectively) and increased contractor services related to the selling and marketing of our diagnostic offerings ($1.0 million and $1.6 million, respectively). We believe that further increases may continue, particularly as we continue to develop and launch further DNA-based diagnostic tests. Cost increases during the reporting periods were offset during the three and nine-months ended September 30, 2007 by decreased legal expenses ($1.9 million and $1.8 million, respectively) primarily due to litigation regarding certain proprietary and confidential information in the 2006 reporting periods. Further, our selling, general and administrative expense in the nine-month period ended September 30, 2006 includes a $0.8 million gain on the sale of property.

Interest Income

        Interest income for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

					2007 as Compared to 2006
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
					Three Months		Nine Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest income	$1,646	$1,834	$5,155	$4,882	$(188)	(10)%	$273	6%

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

Interest Expense

        Interest expense for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

					2007 as Compared to 2006
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
					Three Months		Nine Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest expense	$4,019	$1,728	$11,488	$5,135	$2,291	133%	$6,353	124%

        Our interest expense has increased in the three and nine-month periods ended September 30, 2007 as compared to the same periods in 2006. Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004 ($150 million of principal at a full par price) and then again in November 2006 (a further $80 million of principal at a price of 70% of par). With the additional $80 million of notes added in 2006, our future cash interest payments will be approximately $8.1 million on an annual basis for the Senior Convertible Notes. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.0 million for the year ending December 31, 2007. In June 2007, as a result of our sale and leaseback of Woodridge being treated as a financing, a portion of our rent payments are charged to interest expense, which will serve to increase our annual interest expense by approximately $1.4 million per annum.

Other non-operating income, net

        Other non-operating income, net for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

					2007 as Compared to 2006
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
					Three Months		Nine Months
	2007	2006	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Other non-operating income, net	$348	$169	$8,890	$111	$179	106%	$8,779	7,909%

        The increase during the nine-months ended September 30, 2007 is due to a legal settlement we entered into in June 2007 to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that we would be paid $9.0 million, in two installments. The first installment of $4.0 million was received in June 2007 and the second payment of $5.0 million is due to be paid prior to December 31, 2007. We recognized the $9.0 million during the nine-months ended September 30, 2007, net of litigation expenses incurred of $0.7 million.

Liquidity and Capital Resources

        We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($1,009 million from the beginning of 1999 to-date). At September 30, 2007, future funding under terms of our existing agreements is approximately $42.1 million excluding milestone payments, royalties and other payments that we may earn under such collaborations. Of the $42.1 million, approximately $11.5 million is expected to be received during the year ended December 31, 2007 and $22.6 million during the year ended December 31, 2008, with the remaining amount due through 2010.

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

        At September 30, 2007, we had $118.6 million in cash, cash equivalents and investments, including restricted cash equivalents and investments of $5.1 million. In light of our steady progress as well as proceeds from both the sale and leaseback of our Woodridge property and the recent settlement of litigation, we believe that our overall use of cash resources in fiscal year 2007 may be in the range of $60 to $65 million. As we advance and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing, such as further public or private equity offerings, additional debt financing, other forms of financing or added collaborations and licensing arrangements. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	For the Nine-Month Periods Ended September 30,
	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities	$(49,613)	$(58,041)
Investing activities	55,019	(14,326)
Financing activities	18,551	33,273
Cash and cash equivalents, at end of period	45,839	26,849

        Cash and Cash Equivalents.    At September 30, 2007, we had $45.8 million in cash and cash equivalents. Together with our investments ($67.8 million) and restricted cash equivalents ($5.1 million), this balance ($118.6 million) is $33.4 million less than at December 31, 2006. The net utilization of our cash in these first nine months is principally owing to cash used in product development, research and general operations as reflected in the $49.6 million cash we used in operations, together with the net proceeds from the sale and leaseback of our property in Woodridge, Illinois ($18.4 million).

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

        At September 30, 2007, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts. At September 30, 2007, our investments are in auction rate securities and municipal and agency bonds.

        Operating Activities.    Net cash used in operating activities was $49.6 million for the nine-month period ended September 30, 2007 as compared to $58.0 million having been used in the same period in 2006. Cash used in our operations is principally owing to cash used in therapeutic and diagnostic product development, research and general operations as reflected in the $49.6 million cash we used in operations, as more fully described above.

        Investing Activities.    Our investing activities have consisted of short-term investments in marketable securities (mainly investments in auction rate securities and municipal and agency bonds) and capital expenditures. During the nine-months ended September 30, 2007 our restricted cash equivalents increased by $5.1 million in connection with the leaseback of our Woodridge property. In the nine-months ended September 30, 2006, we acquired $1.3 million of cash in our purchase of UVS, money used to fund the acquired liabilities of UVS. We principally made replacement capital expenditures during the nine-month periods ended September 30, 2007 and 2006. We have experienced the pace of necessary capital expenditures increase somewhat of late and this trend may continue.

        Financing Activities.    Net cash of $18.6 million was provided by financing activities in the nine-month period ended September 30, 2007, as compared to $33.3 million that was provided in the nine-month period ended September 30, 2006. Our most significant financing activity for the nine-month period ended September 30, 2007 was the sale and leaseback of our property in Woodridge, Illinois (netting us $18.4 million after the payment of transaction costs and the repayment of our existing property mortgage). Additionally, in September 2007, we entered into a sale-and-leaseback of certain laboratory equipment amounting to $2.1 million. Further, we had ongoing repayment of and installment payments on debt, capital lease and finance obligations amounting to $7.5 million in the nine-month period ended September 30, 2007. Financing activities for the nine-month period ended September 30, 2006 largely consisted of equity proceeds on the issuance of common stock ($25.9 million), financing of property and certain equipment ($5.9 million) and installment payments on debt and capital lease obligations ($1.8 million).

        In June 2007, we completed the sale and leaseback of our property (land and building) in Woodridge, Illinois. Pursuant to the agreement, we sold the Woodridge property for $25.0 million in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Our obligations under the lease are collateralized by a letter of credit in an initial amount of $5.0 million that may be reduced upon certain conditions. The letter of credit is collateralized by restricted cash equivalents ($5.1 million at September 30, 2007).

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

        Concurrent with the Woodridge sale-leaseback financing, we paid the existing mortgage loan ($5.4 million) which had been collateralized by the Woodridge property.

        Contractual Commitments and Off-Balance Sheet Arrangements.    The following summarizes our contractual obligations at September 30, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$262,200	$8,050	$8,050	$8,050	$238,050	$—	$—
Long-term debt, including interest	691	272	274	145	—	—	—
Capital lease obligations, including interest	6,603	3,502	3,101	—	—	—	—
Finance obligation (sale-leaseback)	40,217	1,978	2,022	2,072	2,124	2,177	29,844
Operating leases(1)	71,182	6,018	5,965	5,802	5,770	5,747	41,880

Total	$380,893	$19,820	$19,412	$16,069	$245,944	$7,924	$71,724

(1)
Balance includes $69.6 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.6 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.06 million.

        Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These payments are not included in the above table.

        In November 2007, deCODE adopted a Change In Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and reporting officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. Further, these potential payments are not included in the above table. As of September 30, 2007, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have been approximately $7.2 million (calculated as of September 30, 2007).

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS
THAT MAY AFFECT FUTURE RESULTS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only expectations. We cannot assure you that our expectations and assumptions will prove to be correct. We do not intend to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise, except to the extent that the reports we are required to file under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contain such updates or revisions. Actual events or results may differ materially from the forward-looking statements due to a number of factors, including. but not limited to, those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 as updated by Item A of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in the reports we file under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our investments as of September 30, 2007. Due to the nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the Company's Convertible Notes, because they bear interest at a fixed rate. Using the prices of the latest trades in September 2007, the market value of the Convertible Notes was approximately $157.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

        a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the end of such fiscal quarter deCODE's disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports deCODE files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management including its principal executive and principal financial officers or persons performing similar functions as appropriate to allow timely decisions regarding required disclosures.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

        In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE's Annual Report on Form 10-K for the year ended December 31, 2006 and deCODE's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the "focus cases" and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

        On August 9, 2007, deCODE received a letter dated July 31, 2007, written on behalf of a purported stockholder (the "Demand Letter"), requesting that our board of directors initiate a claim against the underwriters of our initial public offering, in addition to certain unnamed officers, directors and principal stockholders as identified in our IPO prospectus, for violations of Section 16(b) of the Securities Exchange Act of 1934, as amended. The Demand Letter alleges that the combined number of shares of our common stock beneficially owned by the entities and individuals identified in the Demand Letter exceeded ten percent of our outstanding common stock from the date of our initial public offering on July 18, 2000, through July 17, 2001. It further alleges that those entities and individuals were thus subject to the reporting requirements of Section 16(a) and the short-swing trading prohibition of Section 16(b) and failed to comply with those provisions. Under Section 16(b), we had 60 days from the date of the Demand Letter to bring a claim against the individuals and entities named therein. In the absence of any such action, a claim may be brought in our name and on our behalf by any stockholder. After considering the basis for the claims articulated in the Demand Letter, we determined that it would not be appropriate for us to take any action in response to it. As of the date of this filing, we are not aware of any suits filed by a stockholder arising from this Demand Letter.

ITEM 1A. RISK FACTORS

        Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. The risk factors set forth below have been updated to provide data for and as of the quarter ended September 30, 2007.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

        We incurred a net loss of $63.1 million and $62.2 million for the nine-months ended September 30, 2007 and 2006, respectively, and $85.5 million for the year ended December 31, 2006, and had an accumulated deficit of $598.8 million at September 30, 2007. We have never generated a profit and we have not generated revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive considerable royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

        We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Roche accounted for approximately 5% and 10% of our consolidated revenue for the three-months ended September 30, 2007 and 2006, respectively, and 6% and 21% of our consolidated revenue for the nine-months ended September 30, 2007 and 2006, respectively. The NIH accounted for approximately 24% and 40% of our consolidated revenue for the three-months ended September 30, 2007 and 2006, respectively, and 22% and 32% of our consolidated revenue for the nine-months ended September 30, 2007 and 2006, respectively.

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
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 11, 2007 (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007).
3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2007

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
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 11, 2007 (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed August 9, 2007).
3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.