Form 10-K
period 2007-12-31
DECODE GENETICS INC
filed 2008-03-17
CIK 1022974

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $220,556,970.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 2008.

Class	Number of Shares
Common Stock, $.001 par value	61,747,572

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement for the registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.    Business

Overview

        Headquartered in Reykjavik, Iceland, deCODE is a biopharmaceutical company applying its discoveries in human genetics to develop drugs and diagnostics for common diseases. Our population approach and resources enable us to isolate genes and drug targets directly involved in the development of many of the diseases which pose the biggest challenges to public health. We are turning these discoveries into a growing pipeline of diagnostic tests and therapeutics taking aim at the causes of disease, not just the signs and symptoms. As these diseases are common and current therapies are of limited effectiveness, we believe that our strategy represents a significant opportunity to create better medicine with major potential in the global marketplace, in both the near and longer term. We also offer individuals the opportunity to take direct advantage of our leadership in human genetics through our consumer genetic analysis service deCODEme™.

        We believe that deCODE's advantage derives from our unique competence in human genetics and the ability to apply our findings directly to diagnostic and drug development. In Iceland, we have comprehensive population resources that enable our scientists to isolate key genes and gene variants contributing to common diseases. As these genetic variants are themselves markers of risk of disease, we can directly utilize our discoveries to develop diagnostic products for gauging individual risk of disease. Moreover, the proteins encoded by these genes, and other proteins with which they interact in the disease pathway, offer drug targets that we believe are directly involved in the onset and progression of disease. Because these genes affect disease risk by up regulating or down regulating the activity of common biological pathways relevant to the population as a whole, drugs that can modulate the activity of these pathways may have broad potential medical utility. These pathways often also provide biomarkers that can be used to assess the efficacy and appropriate progressing of a compound from preclinical to mid-stage clinical testing.

        In order to optimize our resources and bring to market products that can generate revenues in the near term, we are applying our discoveries and leading capabilities in human genetics and genotyping to our molecular diagnostic business. These tests are based upon the same links between genetic variation and disease that we have used to identify drug targets. Since the beginning of 2007, we have received CLIA certification for our diagnostics laboratory and launched four commercial molecular diagnostic products, which we are marketing through our own sales force in the United States. These tests, deCODE T2™, which detects a gene variant we have linked to significantly increased risk of type 2 diabetes; deCODE MI™, which detects gene variants we have linked to significantly increased risk of early-onset heart attack, abdominal aortic aneurysm and intracranial aneurysm; deCODE AF™, which detects a genetic variant conferring increased risk of atrial fibrillation and stroke; and deCODE ProCa™, which detects eight variants linked to increased risk of prostate cancer, can be employed as an aid in developing more effective disease prevention strategies by helping individuals better understand their inherited risk of a given condition.

        Building on our range of gene discoveries and genotyping capabilities, in 2007 we launched deCODEme™, the first consumer genetic analysis service. deCODEme™ enables individual subscribers to have their genome analyzed with approximately one million single-letter markers (SNPs), and to view, on their own secure personal web interface, whether they carry genetic variants linked by us and others to risk of a growing list of common diseases, and to see what their genome can tell them about their ancestry and a number of other non-medical traits. deCODEme™ is regularly updated with new variants as we discover them, offering subscribers what we believe to be an unrivalled, constantly expanding view of how new discoveries in human genetics relate to them. We also employ our high-throughput genotyping and analytical capabilities to conduct contract genotyping work for fee-paying customers.

        Over the past year we have also made significant progress in our drug development programs. In 2007 we completed Phase I and Phase IIa clinical studies for DG051, our leukotriene A4 hydrolase inhibitor being developed for the prevention of heart attack. The Phase IIa study examined safety, tolerability and DG051's impact on the production of leukotriene B4 (LTB4), the pro-inflammatory molecule produced by the branch of the leukotriene pathway that deCODE's gene discovery work has linked to increased risk of heart attack. The results of our Phase I and Phase IIa trials demonstrated that the compound is well-tolerated at all dose levels tested; has a pharmacokinetic profile suitable for once-a-day dosing; and delivers dose-dependent reductions in LTB4 production in healthy subjects and heart patients alike. We have also successfully completed our reformulation of DG031, our Phase III FLAP inhibitor also being developed for the prevention of heart attack. DG041 is our novel, first-in-class antagonist of the EP3 receptor for prostaglandins E2, which we are developing as a next-generation oral anti-platelet therapy aimed at preventing arterial thrombosis without increasing bleeding time. In a Phase II clinical trial and additional clinical pharmacology studies completed in 2007, DG041 was shown to dramatically inhibit platelet aggregation as well as platelet activation mediated specifically through vasodilator-stimulated phosphoprotein (VASP), a biomarker useful for measuring platelet activity. These effects were concentration-dependent and were seen irrespective of whether patients were receiving concomitant therapy with aspirin.

        With near-term value creation in mind, our core focus in 2008 will be towards building our diagnostics business and consumer genetics services. At the same time, we aim to advance our therapeutics programs through partnerships and then through resources we are able to generate from our diagnostics business. Given the cost and size of late-stage clinical trials for cardiovascular compounds, we are seeking potential clinical collaborators in order to further develop these programs.

        Through our chemistry and structural biology units, based in the United States, we are able to discover novel small-molecule therapeutic compounds targeting pathways identified through our gene-discovery work, as well as to pursue, if opportunities arise, promising compounds that emerge from the discovery process itself. We have the capabilities to take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group, also based in the United States, which has expertise in drug and disease modeling, designs and implements our clinical trials. We actively explore co-development opportunities, and in certain programs have brought directly into clinical trials compounds that address targets we have identified through our genetics research, but which were originally developed by other companies for other indications. deCODE also conducts contract drug discovery and development work for fee-paying customers.

        deCODE is a Delaware corporation, incorporated in 1996. Our principal executive offices are located at Sturlugata 8, Reykjavik, Iceland. Our telephone number is +354 570-1900 and our website address is www.decode.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. You may read and copy materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains on internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

        References in this report to deCODE, the "Company", "we" and "us" refer to deCODE genetics, Inc., a Delaware company, and its wholly owned subsidiaries, Islensk erfdagreining ehf., an

Iceland company registered in Reykjavik, and its subsidiaries, and Medichem Life Sciences, Inc., a Delaware corporation, and its subsidiaries.

Our product portfolio and development pipeline

        We have actively studied the genetics and pathology of over 50 different common diseases using our population genetics approach. Our DNA-based reference laboratory diagnostic tests and drug development programs are based upon our discoveries of gene variants associated with increased risk of developing a disease. We and independent researchers routinely validate our gene discoveries in populations outside of Iceland. We use a variety of biological methods to gain an understanding of how the genes we discover affect the disease process, and the proteins encoded by these genes, or others in the pathway, serve as our drug targets. This information, along with medical and business considerations, is used to prioritize our drug discovery and development efforts.

        We currently offer four DNA-based tests for gauging individual risk of several common diseases, and have several more such tests in development. We also offer a consumer genetic analysis service, deCODEme™. We are actively marketing these products and are seeking payor reimbursement for our diagnostic tests. These products and others we now have in development are listed in the table below.

Therapeutic area	Name of product	Launch date
Type 2 diabetes	deCODE T2™	April 2007
Atrial fibrillation/stroke	deCODE AF™	July 2007
Early-onset heart attack/abdominal aortic aneurysm/intracranial aneurysm	deCODE MI™	October 2007
Consumer genetic analysis	deCODEme™	November 2007
Prostate cancer	deCODE ProCa™	February 2008
Exfoliation Glaucoma	deCODE Glaucoma™	2Q08

        In our therapeutics programs, based on our findings and prioritization criteria we are pursuing target discovery, pre-clinical and clinical development in several different indications. Our most advanced programs are already in clinical trials and are listed in the following table. Squares indicate the phases in which at least one clinical trial has been completed.

Therapeutic area	Compound	IND	Phase I	Phase II	Phase III
Cardiovascular
Heart attack	DG051	/*/	/*/	Completed Phase IIa
Arterial thrombosis (heart attack, vascular disease)	DG041	/*/	/*/	/*/ Additional clinical pharmacology studies ongoing
Heart attack	DG031	/*/	/*/	/*/	Reformulation completed

        In addition to late stage programs, deCODE is looking at gene discovery and target validation in other programs, including: addiction to alcohol, addiction to nicotine, Alzheimer's disease, anxiety, atopy/allergy, atrial fibrillation, autism, benign prostatic hypertrophy, coronary artery restenosis, hypertension, infectious diseases, migraine, type 2 diabetes, deep vein thrombosis, schizophrenia, vascular disease/stroke and several forms of cancer. These programs may provide us with diagnostic and therapeutic targets, and we will take the programs forward based on our priorities and resources, in addition to commercial potential.

Our strategy and approach: From genes to products

        The focus of deCODE's business strategy is the discovery and commercialization of novel therapeutics and DNA-based diagnostics based upon our gene discoveries. We believe our population approach and unique competence in human genetics give us a competitive advantage, one which we are able to apply across the breadth of drug development, from target discovery through clinical trials.

        Human genetics offers several advantages as a foundation for developing better medicine. We believe most drugs today are aimed at treating the symptoms of disease, seldom the underlying causes. The reason is that to date the basic biology and pathogenesis of most of the significant public health challenges—such as heart attack, stroke, diabetes or common cancers—are poorly understood. These diseases are common and complex, and arise due to the interplay of both genetic and environmental factors. Human genetics offers a means of unraveling this complexity and a window into the biology of disease. Through the identification of key genes involved in predisposition to a given disease, it is possible to study the proteins these genes encode and to develop an understanding of the biological pathway of the disease. Drugs targeting key elements in the pathway may be able to effectively disrupt the disease process. Diagnostics that test for at-risk gene variants may enable a better understanding of an individual's likelihood of developing a disease, and can be used to develop more effective disease prevention regimes. Such tests may also be useful for identifying those who may derive particular benefit from a certain drug therapy.

        deCODE has put together a unique set of resources for finding genes that contribute to risk of common diseases. These include a genealogy database linking together the entire current-day population; detailed genetic and medical information from the more than 140,000 Icelanders (roughly 60% of the adult population) taking part in one or more of our research programs; one of the world's largest high-throughput genotyping facilities, enabling us to conduct genome-wide association studies utilizing hundreds of thousands of markers across the genomes of thousands of patients and control subjects in each study; and proprietary bioinformatics and statistical tools to correlate information on disease with specific genetic variations. To confirm its findings throughout the world, deCODE has samples and medical information from over 130,000 patients from the U.S., Europe, and Asia.

        Unlike companies studying predetermined genes, gene expression patterns, or genes in animal models, deCODE's approach allows for discovery process that can pinpoint key inherited causes of human disease in a human population. This discovery engine has enabled deCODE to isolate over two dozen key genes involved in more than a dozen common diseases in several major therapeutic areas including myocardial infarction, vascular disease, arterial thrombosis, stroke, type 2 diabetes, asthma, prostate and breast cancer, and schizophrenia. deCODE's discoveries are routinely replicated by independent research groups in many populations around the world. In the past year alone, published studies based upon our work in myocardial infarction, stroke, type 2 diabetes, prostate cancer, glaucoma and restless leg syndrome have replicated our discoveries in dozens of populations and validated the biological pathways modulated by the proteins coded for by these genes.

        These capabilities drive an approach to diagnostic and drug discovery that sets deCODE apart from other companies. Genes affect biology by encoding proteins, and the genes deCODE has linked to increased risk of disease make proteins which, by definition, represent potential drug targets rooted in key biological pathways underlying these diseases. Moreover because these genes are linked to the common forms of disease, they confer risk not by encoding dysfunctional proteins but by up-regulating or down-regulating the activity of a biological pathway. They identify individuals who are at one end of a spectrum of risk that encompasses the population as a whole. Drugs that can safely and effectively regulate the activity of these pathways therefore have broad potential utility. This is a paradigm similar to that used in the development of the statins. In that case the most pressing medical need was to lower the cholesterol levels of those with severely elevated LDL; however it has now been shown that these drugs also reduce risk of cardiovascular disease in those with average LDL levels.

        deCODE's approach enables the development of drugs targeting pathways whose activity can be measured through DNA-based diagnostics and biomarkers, enabling the identification of individuals at risk through these pathways and for measuring the efficacy of therapeutic compounds from preclinical to mid-stage clinical trials. This enables trials that are smaller and more efficient than traditional trials, and the results can be applied to understand not just whether people respond to a drug but who responds best and why. We believe this offers a means for better managing risk in the development process and maximizing the patient benefit from and market potential of new drugs to a broad population.

        deCODE has demonstrated its ability to identify novel therapeutic targets and compounds in major therapeutic indications. We have also shown that we can efficiently advance these compounds into and through mid-stage clinical trials providing a clear and detailed association to the biology of disease. Our biology group works to elucidate how a target—usually the protein made by a disease gene—influences the pathway, and can then screen compound libraries to identify molecules to address the target. The chemistry group then carries out lead-compound optimization and manufactures small-molecule drug candidates for use in preclinical and clinical studies. Structure based-design using structures of the protein target with or without drug candidate, solved by our structural biology group, accelerates development of high-potency drugs. deCODE's product development group, utilizing the latest techniques in drug and disease modeling and simulation, designs and conducts our clinical trials, utilizing both compounds deCODE has discovered as well as third-party compounds which effectively address deCODE targets but which have been developed by other companies for other indications.

        This comprehensive infrastructure for discovery and clinical development allows deCODE to pursue product development in-house. At the same time, we are also leveraging our capabilities in genotyping, structural biology and chemistry to generate revenue in the near-term through our growing number of reference laboratory genetic tests, our pioneering consumer genetic analysis service, as well as our range of fee-for-service offerings.

Genomic Analysis Products and Services

  DNA-based diagnostics

        Diagnostics represent an important avenue for rapidly pursuing the medical and commercial value of our genetic discoveries, and since the beginning of 2007 deCODE has brought to market four DNA-based reference laboratory tests for measuring individual inherited risk of several common diseases. Because genetic variants linked to disease are by definition markers of disease susceptibility, we can apply the same findings we employ in our drug discovery efforts to the development of DNA-based diagnostic tests. We believe that such tests may be useful as a means for identifying patients who are at a particularly high risk of a given disease, and those who are likely to respond well to drugs that target the same disease pathway. We are actively marketing and working to secure reimbursement for these tests, even as we continue to bring new diagnostic products to market.

        We believe that DNA-based diagnostic tests are a new tool for improving disease prevention, and that they will be used in tandem with existing approaches to increase the success of prevention efforts. Common diseases occur at the interface of genetics and the environment, as both inherited as well as lifestyle and environmental risk factors play important roles in the disease process. Carrying a genetic risk variant for a common disease does not mean that one will necessarily develop the disease; and not having a certain risk variant does not eliminate all risk of developing the disease. Rather, in the common diseases, genetic risk variants impact the likelihood that one may develop a given condition. Understanding this inherited risk is empowering information with potentially important clinical utility, as it is possible to take preventive action—through lifestyle modification or by taking certain medications—to minimize the likelihood of an inherited predisposition ever developing into a disease. This is similar to the approach that is taken to address other risk factors for common diseases, such as high cholesterol, which is commonly treated using statin drugs to lower the risk of heart disease if dietary change is not enough.

        One of the first reference laboratory genetic tests launched by deCODE last year, deCODE T2™, measures genetics risk of type 2 diabetes so that a patient and his/her doctor may attempt to prevent its onset. The test measures a variant in the TCF7L2 gene that deCODE has tightly associated to increased risk of type 2 diabetes (T2D). deCODE's analysis of cohorts from Europe and United States found that individuals who have two copies of this risk variant have more than double the average risk of developing T2D. This discovery has thus far been replicated in published studies in at least 25 independent populations and multiple ethnic groups by various research groups around the world. Additional support for the clinical utility of this discovery comes from analysis of data from a U.S. government-sponsored clinical trial, which prospectively studied prediabetics (that is, individuals with blood glucose levels that are intermediate between normal and type 2 diabetes) and their progression to type 2 diabetes. About a third of prediabetics in this study progressed to type 2 diabetes within 3 years. However, among prediabetics who carried two copies of the gene variant in the deCODE diabetes test, the risk was substantially greater—1.8 fold compared to those who were negative for the test. Weight loss and drug treatment with either metformin or glitazone drugs have been shown to reduce progression rates of prediabetics to T2D. Therefore, this genetic test may be clinically useful as a means to help physicians to decide which prediabetics they wish to treat more aggressively either through lifestyle change or through drug treatment. We have subsequently launched deCODE AF™, to assess risk for atrial fibrillation, which is linked to an increased risk of stroke; deCODE MI™, to gauge risk for early onset heart attack; and deCODE ProCa™, for risk of prostate cancer. We also recently completed work on a glaucoma test. deCODE's tests are all performed in the company's CLIA (Clinical Laboratories Improvement Amendments) certified laboratory.

        deCODE and Illumina, Inc., have also established a partnership to develop FDA-approved DNA diagnostic test kits based upon deCODE's gene discoveries in heart attack, type 2 diabetes and breast cancer, utilizing Illumina's clinical genotyping platform.

  deCODEme™

        In November 2007 deCODE launched the first consumer genetic analysis service: deCODEme™. The service takes advantage of deCODE's expertise in human genetics and its whole-genome genotyping capabilities. Through deCODEme™, subscribers can put themselves in the context of the latest discoveries in genetics, learning what their own DNA says about their ancestry, body—traits such as hair and eye color—as well as whether they have genetic variants that have been associated with higher or lower than average risk of a range of common diseases. This information is continually updated as new discoveries are made, and is presented in subscribers' secure individual web pages.

  Contract genotyping services

        At our research facility in Reykjavik, we have one of the largest and most advanced genotyping laboratory in the world. We have extensive expertise in microsatellite genotyping and also conduct genome-wide single nucleotide polymorphisms (SNP) association analyses. We utilize these capabilities both for in-house gene discovery work and contract genotyping services to fee paying customers. We have in place efficient, automated systems for all stages of the genotyping process, from DNA isolation and amplification to plate preparation and the generation, storage and analysis of volumes of genotypic data. Our customers for genotyping services include pharmaceutical companies, research consortia and academic institutions.

Our drug development programs

        The descriptions below of our clinical development programs illustrate what we believe to be the advantages of our approach for making better drugs.

  Targeting the leukotriene pathway for the prevention of heart attack: DG051 and DG031

        Our program in heart attack (also called myocardial infarction, or MI) is an example of how our population genetics approach is pointing the way toward the discovery and development of new drugs targeting the root biological causes of common diseases.

        Through our population-based, genome-wide gene discovery work involving thousands of patients and control subjects from across Iceland, deCODE scientists identified variants in two genes conferring increased risk of heart attack through the same pathway. These genes, known by the names of the proteins they encode—5-lipoxygenase activating protein (or FLAP) and leukotriene A4 hydrolase (LTA4H)—are involved in regulating the synthesis of leukotrienes, molecules known to be potent drivers of inflammation. Our functional studies showed that the at-risk variants of FLAP and LTA4H appear to increased production of leukotriene B4 (LTB4), a pro-inflammatory molecule that is the end product of the branch of the leukotriene pathway in which both proteins act. LTB4 is produced by cells in the atherosclerotic plaques that build up inside artery walls. Inflammation in plaques contributes to their instability and propensity to rupture, the event directly preceding most heart attacks.

        Our isolation of these genes therefore provided compelling evidence that we had identified a basic mechanism increasing risk of heart attack. Further research in genetics and biology added weight to this discovery. We found that individuals who had previously suffered a heart attack but who did not have one of the at-risk versions of these genes also produced more LTB4 than do people with no history of heart disease. This finding supports our belief that we have identified a major biological process involved in heart attack in general—and a pathway through which both genetic and environmental risk factors act. The role of the at-risk versions of both the FLAP and LTA4H genes in increasing risk of heart attack has been confirmed in studies in Europe and the United States.

        These findings have pointed us to a novel, direct and potentially powerful therapeutic approach for preventing heart attack: inhibiting the activity of the branch of the leukotriene pathway that produces LTB4. Moreover, the nature of this process has an important bearing on the therapeutic potential of compounds targeting the products of disease genes in common diseases. In our work in heart attack, as in virtually all of the programs in which we have identified genes, genetic susceptibility appears to act primarily by either up regulating or down regulating the activity of an important biological pathway. That is, the genetic variants correlated with common diseases appear to push individuals to one extreme or other of what is probably a normal distribution of the activity of a given biological pathway. We believe that this is the reason why in many instances we find both at-risk and protective variants of the same genes.

        deCODE is developing two compounds to capture the potential of this pathway for advancing major new products to prevent the leading cause of death in the industrialized world. DG051, discovered internally by deCODE's chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. In 2007, we completed our Phase I program, the results of which demonstrated that DG051 was safe and well tolerated at all doses tested, has a pharmacokinetic profile suited for potential once-a-day dosing, and significantly reduces LTB4 levels in a concentration-dependent manner. We also concluded a Phase IIa study in late 2007, which demonstrated safe and tolerability and a significant reduction in LTB4, even at substantially lower doses than were originally considered. We continue to work on developing the compound, including the exploration of additional indications. Due to the size and cost related to a cardiovascular endpoint trial and given our available resources, we are seeking a partner before moving into the next stage of clinical development for heart attack.

        deCODE has also in-licensed a FLAP inhibitor from Bayer AG, now known as DG031. Our Phase II clinical studies demonstrated that DG031 was well-tolerated and reduced production of LTB4 in a dose-dependent manner. This effect was seen on top of the effects of the current standard of care, which included statin therapy for a majority of patients in our trials. In 2006 we began a Phase III clinical trial for DG031, a trial which we voluntarily suspended because the drug tablets appeared to dissolve more slowly than anticipated, potentially providing lessening amounts of active drug the longer they were stored. We have successfully reformulated the compound and are seeking a partner to move the compound into Phase III.

  DG041 for the treatment of arterial thrombosis

        DG041 is deCODE's novel anti-platelet compound being developed to offer a focused means of preventing arterial thrombosis. The market for drugs for arterial vascular diseases is increasing rapidly due to the aging of the population in the industrialized world. In the United States alone, approximately eight million people have been diagnosed with peripheral artery disease (PAD); over 30 million have coronary artery disease (CAD); and more than 5 million have suffered stroke. The antiplatelet and antithrombotic drug market currently exceeds $10 billion in annual worldwide sales and is expected to grow to $19 billion by 2010, according to independent market analyses. The current oral therapies for the treatment of these diseases include aspirin and platelet ADP receptor inhibitors, including clopidogrel (Plavix).

        DG041 is a novel, first-in-class, orally-administered small molecule anti-platelet compound developed by deCODE and which we have shown to be a selective and potent antagonist of the EP3 receptor for prostaglandin E2 (PGE2). deCODE identified EP3 as a target through its population genetics research linking variations in the gene encoding EP3 to increased risk of various vascular diseases including stroke, MI and PAD. Stimulation of the EP3 receptor amplifies platelet aggregation stimulated by collagen, adenosin di-phosphate (ADP) or a thromboxane receptor agonist. PGE2 is produced by inflammatory cells in atherosclerotic plaques and may therefore increase the likelihood of an inflammatory-mediated thrombosis over plaque lesions. By selectively inhibiting the inflammatory pathway in platelet amplification and subsequent aggregation mediated by PGE2, DG041 may prevent thrombosis where it is needed—over atherosclerosis plaques. Development results to date suggest DG041 is well tolerated and appears to be essentially lesion-specific, inhibiting platelet aggregation (demonstrated in vitro and ex vivo) involved in inflammatory-mediated thrombosis, but without increasing bleeding time. DG041 may therefore offer a better benefit-to-risk profile than current agents and may be useful either alone or in combination with other anti-platelet agents.

        DG041 is currently in Phase II clinical development. In mid-2007, deCODE announced its results from a Phase IIa clinical trial that enrolled approximately 150 cardiovascular patients with and without the EP3 genetic risk variant. The dose-ranging trial built upon DG041's safety profile and demonstrated a positive impact on biomarkers related to inflammation. Importantly, we did not see any increase in bleeding time in any of our studies where this was measured. This was also the first study in which DG041 was co-administered to a significant number of patients also taking the oral anti-platelet drug aspirin. The company is now conducting a second clinical pharmacology study comparing DG041 with Plavix and aspirin. We expect to release top-line results in the second quarter of 2008. We continue to work on a once-daily formulation.

  Third party compound in asthma

        In 2006, deCODE completed a Phase II clinical trial in asthma of Cephalon, Inc.'s compound CEP-1347. This compound inhibits MAP3K9, a kinase encoded by a gene we have linked to risk of asthma. In the Phase IIa trial we found that the compound had a dose-related effect on both lung function and biomarkers associated with lung inflammation and severity of disease in patients with asthma who were already being treated with inhaled corticosteroids and long-acting beta agonist (LABA). Cephalon decided in 2007 not to pursue further development of CEP-1347.

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

        In November 2004, we signed a three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement focused on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under the agreement, we received $6.0 million of research funding. The agreement expired in January 2008. We may receive milestone payments and royalties if Roche advances any compound developed under the alliance through the development process, as well as royalties on successfully marketed drugs.

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

        Information-Rich Clinical Trials.    In February 2004, we entered into an agreement with Merck to conduct information-rich clinical trials on a range of Merck's developmental compounds that Merck selects for inclusion in the program. The term of the alliance is seven years, subject to termination by Merck after five years. Under the terms of the agreement, we may receive royalties on sales of drugs and diagnostics developed as part of the alliance. We received a one-time technology access fee of $10.0 million, will share research funding for the clinical development of compounds and pharmacogenomic analysis, and will receive milestone payments if and when compounds or pharmacogenomic tests reach the market. To date, Merck has not selected any compounds for development under the agreement.

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

Bayer HealthCare AG (Bayer).

        In 2003, Bayer granted us an exclusive worldwide license to develop, make and sell DG031. Under the agreement, we will pay Bayer milestone payments upon the achievement of specified developmental milestones and royalties on any sales of the drug.

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

        Accordingly, we actively seek patent protection in the United States and other jurisdictions to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. These include, among other things, the compounds that we invent and will develop as potential drugs, the genes and related drug targets we discover; mutations and variants of genes and related processes; new uses of existing third party compounds that may be used to manipulate those genes, mutations and drug targets; technologies which may be used to discover and characterize genes; therapeutic or diagnostic processes, tests and other inventions based on those genes; as well as methods developed in our biostructures and pharmaceutical groups for the discovery and development of drugs. As of year-end 2007, we had approximately 32 issued U.S. patents and approximately 15 issued patents in non-U.S. jurisdictions. We also had approximately 57 pending patent applications in the U.S. as well as approximately 178 PCT national patent applications in non-U.S. jurisdictions that we have deemed to be of commercial interest.

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

        Among the conditions for NDA approval is the requirement that the prospective manufacturer's operating procedures conform to cGMP requirements, which must be followed at all times. In complying with those requirements, manufacturers (including a drug sponsor's third party contract manufacturers) must continue to expend time, money and effort in the area of production and quality control to ensure compliance. Domestic manufacturing establishments are subject to periodic inspections by the FDA in order to assess, among other things, cGMP compliance. To supply a product for use in the United States, foreign manufacturing establishments also must comply with cGMP and are subject to periodic inspection by the FDA or by regulatory authorities in certain other countries under reciprocal agreements with the FDA.

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

        The FDA has implemented accelerated approval procedures for certain pharmaceutical agents that treat serious or life-threatening diseases and conditions, especially where no satisfactory alternative therapy exists. We cannot predict the ultimate impact, however, of the FDA's accelerated approval procedures on the timing or likelihood of approval of any of our potential products or those of any competitor. In addition, the approval of a product under the accelerated approval procedures may be subject to various conditions, including the requirement to verify clinical benefit in post-marketing studies, and the authority on the part of the FDA to withdraw approval under streamlined procedures if such studies do not verify clinical benefit.

        Diagnostic products are regulated as medical devices in the United States. Devices are subject to similar types of FDA regulatory controls and enforcement actions as apply to drugs, but many aspects of device regulation differ. Medical devices are classified into one of three classes, Class I, II or III, on the basis of their risk and the controls deemed necessary to assure their safety and effectiveness, with Class I presenting the least risk. Regulatory controls for devices include labeling, recordkeeping, reporting, and adherence to the FDA's quality system requirements, or QSR, including good manufacturing practices.

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

        Clinical laboratory tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called "home brew" tests. Most home brew tests currently are not subject to premarket review by FDA. The DNA-based diagnostics we are offering are home brew tests. As a clinical laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

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

Employees

        As of December 31, 2007, deCODE and all of its subsidiaries employed 431 full-time staff. Of the total number, approximately 158 were employed in the United States and 273 in Iceland. More than 100 held Ph.D. or M.D. degrees and approximately 325 held college degrees. 333 employees were engaged in, or directly supported, research and development activities, of whom 288 worked within the laboratory facilities and 45 held positions associated with the development and support of informatics. 67 employees were engaged in various professional support functions such as Finance, Business Development, Legal, Communications, Human Resources and Clinical Collaborations, and 31 were employed in administrative support, facilities management, cleaning and security. In addition, we utilized part-time employees and outside contractors and consultants as needed and plan to continue to do so.

        On February 29, 2008, deCODE announced a reduction in staff of approximately 60 employees. Nearly all the employees were located in the Iceland facility.

Certain Financial Information

Research and Development and Cost of Revenue Expenses

        Our cost of research and development for 2007, 2006 and 2005, was $53.8 million, $57.1 million and $43.7 million, respectively.

        Our cost of revenue for 2007, 2006 and 2005, was $47.0 million, $42.7 million and $37.3 million, respectively. Our cost of revenue, includes costs incurred in connection with collaborative programs and represents our customer-sponsored research and development activities.

Geographic Information

        Long-lived assets located in the United States and Iceland were $23.5 million and $20.2 million, respectively, at December 31, 2007 and $25.4 million and $20.5 million, respectively, at December 31, 2006.

        Revenues attributed to the United States and to Iceland were $19.8 million and $20.6 million, respectively, for 2007, $16.8 million and $23.7 million, respectively for 2006, and $15.5 million and $28.5 million, respectively, for 2005.

Significant Customers

        Historically, a substantial portion of deCODE's revenue has been derived from contracts with a limited number of significant customers. Roche accounted for approximately 5%, 17% and 23% of the company's consolidated revenue in 2007, 2006 and 2005, respectively. Merck accounted for approximately 3%, 3% and 15% of the company's consolidated revenue in 2007, 2006 and 2005, respectively. Divisions of the National Institute of Health (NIH) represented 22%, 33% and 13% of consolidated revenue in 2007, 2006 and 2005, respectively. The European Community (EC) represented 14% and 8% of consolidated revenue in 2007 and 2006, respectively. The loss of any significant customer may substantially lower deCODE's revenues which could affect the resources available to support our drug discovery programs.

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

Our diagnostic tests may not be profitable.

        We have only recently begun to market our diagnostic tests. Our ability to derive profits from our diagnostic tests will depend, among other things, on

  •
  the willingness of physicians and patients to use our diagnostic products, particularly in light of the fact that our products predict only a statistical probability, rather than a certainty, that an individual will develop a disease;

  •
  the extent to which third-party insurance or other reimbursement, which is currently not available for the tests, becomes available and, in its absence, the willingness of patients to pay for the tests themselves;

  •
  our ability to develop a sales and marketing capacity for the products;

  •
  the development by us or others of drugs that will delay or prevent the development of the diseases addressed by our diagnostic tests; and

  •
  our continued compliance with applicable regulatory requirements.

        As a result of these factors, we cannot predict whether or to what extent we will be able to derive a profit from the sale of diagnostic tests.

deCODEme™ may not be profitable.

        We have only recently begun to market deCODEme™. Our ability to derive profits from this product will depend, among other things, on

  •
  the degree of consumer interest in the data provided by deCODEme™;

  •
  our ability to price this product at a level that is acceptable to potential users; and

  •
  our ability to compete with providers of similar services.

        We cannot yet gauge market acceptance of this product and do not know if we will be able to derive a profit from it.

We rely on a single laboratory facility to process our diagnostic test and deCODEme™.

        We rely on a single CLIA-certified laboratory facility in Reykjavik, Iceland to process our diagnostic tests and deCODEme™. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our clinical testing facility or equipment is affected by man-made or natural disasters, we would be unable to continue our molecular diagnostic business and meet customer demands for a significant period of time. Although we maintain insurance on this facility, including business interruption insurance, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, any interruption in our diagnostic business would result in a loss of goodwill, including damage to our reputation. If our diagnostic business were interrupted, it would seriously harm our ability to develop this aspect of our business.

Concerns regarding the use of genetic testing results may limit the commercial viability of our diagnostic products and deCODEme™.

        Medical professionals and the public have expressed concerns about potential misuses of genetic testing. It is possible that employers or others could discriminate against people who have a genetic predisposition to certain diseases. Concern regarding possible discrimination may result in governmental authorities enacting restrictions or bans on the use of all, or certain types of, genetic testing. Similarly, such concerns may lead individuals to refuse to use genetic tests even if permissible. In addition, there have been increasing calls by medical professionals and the public for regulation of consumer genetic testing products, such as deCODEme™ and similar products of our competitors, which are currently not subject to FDA regulation. These factors may limit the market for, and therefore the commercial viability of, our diagnostic products and deCODEme™.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

        We incurred a net loss of $95.5 million, $85.5 million and $62.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and had an accumulated deficit of $145.7 million at December 31, 2007. We have never generated a profit and we have not generated significant revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, from sales of Emerald BioSystems products and instruments, and grant funding. Our research and development expenditures and selling, general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate, or if the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

We may not be able to continue development of our lead compounds through Phase II and Phase III clinical trials unless we are able to form and maintain collaborative relationships for these products.

        We have several therapeutic products in various stages of clinical development, including one product that has completed Phase II testing and two products in various stages of Phase II testing. Our current business plan for financing continued development of these products requires us to enter into collaborations with third parties for the continued development of these products. We will not be able to form such collaborations unless we are able to convince our potential partners that

  •
  clinical trials for our products have a reasonable possibility of succeeding;

  •
  we have adequate intellectual property protection for our products;

  •
  our products are more likely to be achieve commercial success than competing products at a similar stage of development;

  •
  our novel targets meet their risk profile.

        For these reasons, we cannot be certain that we will be able to continue the development of these products. Furthermore, any collaborations that we form will be subject to the additional risks described below under "Risks Related to Our Collaborative Relationships."

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

        In order to conduct clinical trials and ultimately to market any drugs we may develop, we or our third party contractors will need to obtain chemicals and components, and in some cases licenses for proprietary formulation technology, necessary for the manufacture of the products from third parties. We or our contractors will then need to implement the necessary technology in order to produce the drugs to exacting standards set by us and the regulatory bodies. This is an uncertain and time consuming process, and any disruption in it may delay or harm our ability to continue clinical development. For drugs which have reached the last stage of clinical trials, we or our contractors will have to develop methods to scale up the production of the drug at commercially viable rates. If we are not able to scale the process in a timely manner or do not have the ability to produce the drug economically, we may not be able to enter the market with a viable product. This would harm our financial and commercial prospects.

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

        The manufacture of our products for clinical trials and commercial purposes is subject to Good Manufacturing Practices (cGMP) regulations promulgated by the FDA. The manufacture of diagnostic products is subject to the FDA's quality system requirements (QSR). In the event that we are unable to develop satisfactory manufacturing facilities or obtain or retain third party manufacturing for our products, we will not be able to commercialize such products as planned. We may not be able to enter into agreements for the manufacture of future products with manufacturers whose facilities and procedures comply with cGMP, QSR and other regulatory requirements. Our current dependence upon others for the manufacture of our products may adversely affect our ability to develop and deliver such products on a timely and competitive basis and, in the longer term, the profit margin, if any, on the sale of future products and our ability to develop and deliver such products on a timely and competitive basis.

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

        We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Roche accounted for approximately 5%, 17% and 23% of the company's consolidated revenue in 2007, 2006 and 2005, respectively. Merck accounted for approximately 3%, 3% and 15% of the company's consolidated revenue in 2007, 2006 and 2005, respectively. Divisions of the National Institute of Health (NIH) represented 22%, 33% and 13% of consolidated revenue in 2007, 2006 and 2005, respectively. The European Community (EC) represented 14% and 8% of consolidated revenue in 2007 and 2006, respectively. The loss of any significant customer may significantly lower deCODE's revenues which could affect the resources available to support our drug discovery programs. Work under our agreement with Merck aimed at developing new treatments for obesity and our 2002 agreement with Roche has been completed.

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

        The users of any therapeutic or diagnostic products developed by us or our collaborators as a result of our discovery or research programs (including participants in our clinical trials) may bring product liability claims against us. While we currently carry liability insurance to cover such claims, we are not certain that we, or our collaborators, where appropriate, will be able to maintain such insurance or that sufficient coverage can be maintained at a reasonable cost. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize products.

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

        We may be liable to our customers for damages if we perform such services negligently or with willful misconduct, or if we provide customers with defective products, equipment or software. We also may be held liable for failure to meet specifications or failure to comply with other contractual conditions. While our agreements with customers limit our liability and while we carry general commercial liability insurance, such contractual limitations may not be effective in the event of our material breach of the agreements, gross negligence, or willful misconduct and such insurance may not be adequate. We also supply compounds for clinical trials conducted by our customers. In doing so, we may provide materials requiring certification of compliance with cGMP regulations applicable to production of such materials. If we are found not to have complied with such requirements, we may incur liabilities related to such failures. If participants in these trials suffer personal injury or death from adverse reactions to the test drugs, we could be held liable to our customers or the participants. We maintain product liability insurance for claims arising from the use of products we supply. However, such insurance may be inadequate. Failure to perform to customer expectation also may limit future business from our existing customers, or could result in the holdback of certain payments due to us. We integrate software and products purchased or licensed from third parties suppliers into certain of our products, equipment and software sold to our customers. While we evaluate such items for defects and possible intellectual property infringement issues, and attempt to obtain contractual protections from suppliers, in the event any such items purchased or licensed from suppliers are defective or violate intellectual property rights of third parties, we may not be able to fully recover any of our damages or our customers' damages from suppliers of such items.

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

        On December 31, 2007 we had $241.6 million of outstanding debt (including capital lease and finance obligations) as reflected in our balance sheet. Pursuant to generally accepted accounting principles, this amount is net of $19.1 million original issue discount related to the issuance of $80 million face amount of 3.50% Senior Convertible Notes in November 2006. We may incur additional indebtedness in the future and neither our 3.50% Senior Convertible Notes issued in 2004 nor our 3.50% Senior Convertible Notes issued in 2006 (collectively, the "Notes") restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

        As of December 31, 2007, we had $38.5 million of principal invested in auction rate securities ("ARS"), of which $33.5 million are classified as non-current investments on our balance sheet. These investments represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade. The estimated market value (as valued by an independent third party) of our non-current ARS holdings at December 31, 2007 was $24.8 million, which reflects an $8.7 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $7.8 million in the fourth quarter of 2007, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. In addition, we recorded an unrealized loss of $0.9 million in other comprehensive income as a reduction in shareholders' equity, reflecting adjustments to ARS holdings that we have concluded have a temporary decline in value.

        The credit and capital markets have continued to be volatile into 2008. Our apparent losses increased $1.5 million ($0.9 million other-than-temporary and $0.6 million temporary) during the first two months of 2008, based on a third party valuation. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments (unrealized, even realized) to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings. While the current lack of liquidity in the credit and capital markets is impacting our financial flexibility, we do not believe the conditions will have a material impact on our cash flows or our ability to fund our operations during the fiscal year 2008.

Our contracts may terminate upon short notice.

        Many of our contracts for research services are terminable on short notice. This means that our contracts could be terminated for numerous reasons, any of which may be beyond our control, such as a reduction or reallocation of a customer's research and development budget or a change in a customer's overall financial condition. The loss of a large contract or multiple smaller contracts, or a significant decrease in revenue derived from a contract, could significantly reduce our profitability and require us to reallocate under-utilized physical and professional resources.

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

        If expressed sequence tags, SNPs, or other sequence information become publicly available before we apply for patent protection on the uses of a corresponding full-length partial gene or associated genetic markers, our ability to obtain patent protection for uses of those genes or gene sequences could be adversely affected. In addition, other parties are attempting to rapidly identify and characterize genes through the use of SNP genotyping, gene expression analysis and other technologies. If any patents are issued to other parties on these partial or full-length genes or gene products or uses for such genes or gene products, the risk increases that the sale of our or our collaborators' potential products or processes may give rise to claims of patent infringement. The amount of supportive data required for issuance of patents for human therapeutics is highly uncertain. If more data than we have available is required, our ability to obtain patent protection could be delayed or otherwise adversely affected. Even with supportive data, the ability to obtain patents is uncertain in view of evolving examination guidelines, such as the utility and written description guidelines that the USPTO has adopted. Moreover, patenting of genes and their uses faces considerable public opposition as demonstrated by the submission of the recent introduction in the U.S. House of Representatives of a bill entitled "Genomic Research and Accessibility Act", which seeks to ban the practice of patenting genes found in nature. Enactment of this bill into law could adversely affect our abilities to attain patent protection for some of our genetic inventions.

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

        Patents covering innovative drugs, which are also commonly referred to as "branded drugs" or "pioneer drugs," face increased scrutiny and challenges in the courts from manufacturers of generic drugs who may receive benefits such as limited marketing co-exclusivity if the challenge is successful. Such patent challenges typically occur when the generic manufacturer files an Abbreviated New Drug Application with the FDA and asserts that the patent or patents covering the branded drug are invalid or unenforceable, forcing the owner or licensee of the branded drug to file suit for patent infringement. If any patents we obtain covering our pharmaceutical products are subject to such successful patent challenges, our marketing exclusivity may be eliminated or reduced in time, which would thus adversely affect any revenue stream that we could otherwise expect from sales of our products.

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

Item 1B.    Unresolved Staff Comments

  None

Item 2.    Properties

        Our headquarters are in Iceland in an approximately 150,000 square-foot, three-story building, used both for our laboratories and offices. The building is leased under a 15 year operating lease expiring in 2020. We also lease a total of 31,000 square feet in a building at Krokhals 5, Reykjavik, to house additional laboratory facilities and storage, including Encode's operation. The Krokhals 5 lease is also leased under a 15 year operating lease expiring in 2020.

        Our principal executive offices and discovery laboratories in the United States are located in Woodridge, Illinois, and encompasses approximately 103,000 square feet with the capability to expand our offices and laboratories to 200,000 square feet. The building is leased under a 17 year lease, expiring in 2024 with 2 five year renewal options.

        We lease approximately 19,000 square feet of office and laboratory space in Bainbridge Island, Washington.

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

Item 3.    Legal Proceedings

        Other than claims and legal proceedings that arise form time to time in the ordinary course of business which are not material, deCODE has no pending legal proceedings except as follows:

        On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws in connection with deCODE's initial public offering was filed in the United States District Court for the Southern District of New York (the "District Court") on behalf of certain purchasers of deCODE common stock. The complaint names deCODE, two individuals who were executive officers of deCODE at the time of its initial public offering (the "Individual Defendants"), and the two lead underwriters (the "Underwriter Defendants") for our initial public offering in July 2000 (the "IPO") as defendants. deCODE is aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before United States District Judge Shira Scheindlin. Pursuant to the underwriting agreement executed in connection with our IPO, deCODE has demanded indemnification from the Underwriter Defendants. The Underwriter Defendants have asserted that our request for indemnification is premature.

        Pursuant to an agreement the Individual Defendants have been dismissed from the case without prejudice.

        On July 31, 2003, our Board of Directors (other than our Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE's insurers to the settlement, and the completion of acceptable final settlement documentation. A settlement fairness hearing was held on April 24, 2006. On June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the "focus cases" and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus case moved to dismiss the second consolidated amended class action complaints. Briefing on the motion to dismiss was completed in January 2008, and briefing on the class certification motion is scheduled to be complete in April 2008.

        Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of this matter. While deCODE's expenses in this matter to date have been paid primarily by its insurers, if deCODE were required to pay significant monetary damages as a result of an adverse determination in this matter (or any other lawsuits alleging similar claims filed against deCODE and deCODE's directors and officers in the future), deCODE's business could be significantly harmed. Even if such litigation concludes in deCODE's favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from this litigation and no amounts have been provided for it in deCODE's financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters

        Our common stock is traded on the Nasdaq Global Market under the symbol "DCGN". The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the common stock on the Nasqaq Global Market or its predecessor the Nasdaq National Market:

	High	Low
2006
First Quarter	$10.77	$7.66
Second Quarter	$8.85	$5.50
Third Quarter	$6.37	$4.70
Fourth Quarter	$5.99	$4.08
2007
First Quarter	$4.60	$3.36
Second Quarter	$4.61	$3.20
Third Quarter	$4.50	$3.25
Fourth Quarter	$4.41	$2.90

        We have neither declared nor paid dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

        As of February 29, 2008, there were 3,851 holders of record of the Common Stock.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The following data with regard to the consolidated balance sheets at December 31, 2007, 2006, 2005 and 2004 and the related statements of operations and cash flows for the years ended December 31, 2007, 2006, 2005 and 2004 have been derived from consolidated financial statements audited by Deloitte & Touche LLP, an independent registered public accounting firm. The following data with regard to the consolidated balance sheet at December 31, 2003 and the related statements of operations and cash flows for the year ended December 31, 2003 have been derived from consolidated financial statements audited by another independent registered public accounting firm. Consolidated balance sheets at December 31, 2007 and 2006 and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2007 and the notes thereto appear elsewhere in this annual report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Tabular amounts in thousands, except share and per share amounts)
Revenue	$40,403	$40,510	$43,955	$42,127	$46,811
Operating expenses:
Cost of revenue	47,018	42,660	37,263	43,407	45,870
Research and development	53,825	57,108	43,748	24,942	17,596
Selling, general and administrative	27,139	25,206	20,118	20,187	17,178
Impairment, employee termination and other charges	—	—	—	—	951

Total operating expenses	127,982	124,974	101,129	88,536	81,595

Operating loss	(87,579)	(84,464)	(57,174)	(46,409)	(34,784)

Interest income	6,541	6,685	6,397	2,903	1,151
Interest expense	(15,641)	(7,808)	(7,484)	(8,983)	(3,478)
Other non-operating income and (expense), net	1,153	114	(4,489)	(4,766)	1,988

Net loss	$(95,526)	$(85,473)	$(62,750)	$(57,255)	$(35,123)

Basic and diluted net loss per share	$(1.57)	$(1.49)	$(1.17)	$(1.07)	$(0.68)
Shares used in computing basic and diluted net loss per share	61,018	57,465	53,824	53,423	51,508

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Cash and cash equivalents	$54,172	$21,882	$65,943	$70,238	$68,669
Investments (including non-current) and restricted cash	39,886	130,134	89,611	128,082	6,000
Total assets (1)	156,208	215,609	206,758	288,252	183,475
Total long-term liabilities	267,601	247,490	190,572	197,950	49,874
Total stockholders' (deficit) equity (1)	(145,650)	(55,379)	(9,337)	52,396	93,407

(1)
In January 2006, deCODE completed the acquisition of Urdur Verandi Skuld ehf. (UVS) in stock-for stock exchange accounted for as a purchase transaction. Total consideration for the acquisition was $6,137,000. deCODE's Statements of Operations include the results of UVS from January 17, 2006, the date of acquisition.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2007 and for each of the three years in the period then ended should be read in conjunction with the audited consolidated financial statements and notes thereto set forth elsewhere in this report.

        This Annual Report on Form 10-K contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors included in Item 1A.

Overview

        Headquartered in Reykjavik, Iceland, deCODE is a biopharmaceutical company applying its discoveries in human genetics to DNA-based diagnostics, consumer genetic analysis services, and drugs for common diseases. Our population approach and resources enable us to isolate genes and drug targets directly involved in the development of many of the diseases which pose the biggest challenges to public health. We are turning these discoveries into a growing pipeline of diagnostic tests and therapeutics taking aim at the causes of disease, not just the signs and symptoms. As these diseases are common and current therapies are of limited effectiveness, we believe that our strategy represents a significant opportunity to create better medicine with major potential—both near- and longer-term—in the global marketplace.

        We believe that deCODE's advantage derives from our population approach to human genetics and the ability to apply this approach directly to diagnostic and drug development. In Iceland, we have comprehensive population resources and one of the largest genotyping facilities in the world, enabling our scientists to isolate key genes and gene variants contributing to common diseases. The proteins encoded by these genes and other proteins with which they interact in the disease pathway offer drug targets that we believe are directly involved in the onset and progression of disease. Our work indicates that these genes confer risk by increasing or decreasing the activity of common biological pathways, placing individuals on a spectrum of risk that encompasses the population as a whole. Small-molecule drugs that can modulate the activity of the pathway in question may therefore have broad potential utility, not only to those at highest risk but perhaps also to those at average risk, which in the common diseases may be unacceptably high. Moreover, these pathways often provide biomarkers that can be used to assess the efficacy of a compound from preclinical to mid-stage clinical testing. Similarly, we can develop diagnostic products for diseases by isolating key genes and gene variants linked to those diseases.

        In order to optimize our resources and develop products to generate revenue in the near term, we are applying our discoveries and unique expertise in human genetics and genotyping to our molecular diagnostics. Since the beginning of 2007, we have launched four DNA-based reference laboratory diagnostic tests to detect genetic variations that we have linked to increased risk of several common diseases. Such tests can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug. In April 2007, we began offering deCODE T2™, our first reference laboratory DNA-based test, which detects a gene variant we discovered to be associated with increased risk of type 2 diabetes. In July, we introduced our second reference laboratory DNA-based test deCODE AF™, for a gene variant we discovered to be associated with increased risk of atrial fibrillation and stroke. In October, we began offering deCODE MI™, a laboratory reference test which detects a gene variant which is associated with early-onset heart attack, (myocardial infarction, or MI). Most recently, we launched deCODE ProCa™, which detects eight genetic variants we have linked to increased risk of prostate cancer. All of these tests are offered by deCODE via direct sales efforts to physicians and a dedicated website (www.decodediagnostics.com).

        In November 2007, we also launched the first consumer genetic analysis service: deCODEme™. The service takes advantage of deCODE's leadership in human genetics and its whole-genome genotyping capabilities. Through deCODEme™, subscribers can put themselves in the context of the latest discoveries in genetics, learning what their own DNA says about their ancestry, body—traits such as hair and eye color—as well as whether they have genetic variants that have been associated with higher or lower than average risk of a range of common diseases. This information is continually updated as new discoveries are made, and is presented in subscribers' secure individual web pages.

        Through our chemistry and structural biology units, based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group, which has expertise in drug and disease modeling, designs and implements our clinical trials. We also actively explore out-licensing, co-development, and partnering opportunities, and in certain programs have brought directly into clinical trials compounds that address targets we have identified through our genetics research but which were originally developed by other companies for other indications.

        Over the past year we have also made significant progress in our drug development programs. In 2007 we completed Phase I and Phase IIa clinical studies for DG051, our leukotriene A4 hydrolase inhibitor being developed for the prevention of heart attack. The Phase IIa study examined safety, tolerability and DG051's impact on the production of leukotriene B4 (LTB4), the pro-inflammatory molecule produced by the branch of the leukotriene pathway that deCODE's gene discovery work has linked to increased risk of heart attack. The results of our Phase I and Phase IIa trials demonstrated that the compound is well-tolerated at all dose levels tested; has a pharmacokinetic profile suitable for once-a-day dosing; and delivers dose-dependent reductions in LTB4 production in healthy subjects and heart patients alike. We have also successfully completed our reformulation of DG031, our Phase III FLAP inhibitor also being developed for the prevention of heart attack. We are actively seeking a partner with whom to take the next step in clinical development of our leukotriene program.

        DG041 is our novel, first-in-class antagonist of the EP3 receptor for prostaglandins E2, which we are developing as a next-generation oral anti-platelet therapy aimed at preventing arterial thrombosis without increasing bleeding time. In a Phase II clinical trial and additional clinical pharmacology studies completed in 2007, DG041 was shown to dramatically inhibit platelet aggregation as well as platelet activation mediated specifically through vasodilator-stimulated phosphoprotein (VASP), a biomarker useful for measuring platelet activity. These effects were concentration-dependent and were seen irrespective of whether patients were receiving concomitant therapy with aspirin. Importantly, we did not see an increase in bleeding time. We are conducting a second clinical pharmacology study examining the impact of DG041 on top of aspirin and Plavix™. We expect to release top-line data from this study in the second quarter of 2008. We are concurrently working on a once-daily formulation for DG041, and continue to engage in partnering discussions.

        In addition, deCODE is conducting drug discovery work on its PDE4 program, the most advanced of its preclinical programs. It has been well-established that PDE4 inhibitors—a well-accepted target for a broad range of common diseases, including asthma, COPD, cognitive disorders and vascular disease—have been difficult to clinically develop since a common side effect is emesis and nausea. Our platform has led to the development of several lead series of compounds which demonstrated efficacy in a range of animal experiments while avoiding the common side effect. We plan to file an IND this year on a compound from this program.

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

        The goal of our business strategy is to maximize the creation of value from our human genetics, drug discovery, drug development and diagnostics work and to capture that value for the company and its stockholders. Our product development pipeline now includes drug development programs in heart attack and arterial thrombosis, and following the launch of four reference lab tests, we are advancing the development of DNA-based risk predisposition tests in exfoliation glaucoma, deep vein thrombosis, and breast cancer, among other conditions. Executing on our strategy—advancing and capturing the value of these products while continuing our discovery work in a broad range of common diseases—requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment.

        As we invest in proprietary programs, we leverage our capabilities to provide services to fee-paying customers. We also receive contract and grant funding from various governmental agencies. We have formed drug and other product development alliances. Our chemistry subsidiary provides drug discovery and contract manufacturing services to fee-for-service customers, and our other service offerings include protein crystallography products and instruments through our biosystems subsidiary, as well as protein structure analysis contract services through our structural biology subsidiary; and DNA analysis services through our genotyping laboratory in Reykjavik.

        We derive revenues primarily from research funding and other fees from our service customers, as well as from research grants. Milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute another source of our revenues. Our expenses consist primarily of research and development expenses such as salaries and related employee costs, materials and supplies, and contractor services.

        We believe that our ongoing work in genetics, the advancement and marketing of our diagnostic programs, and the conduct of clinical trials in our therapeutics programs will require significant ongoing expenditure. In 2007 we continued to advance our drug development programs, successfully completing with DG051 a successful Phase I multiple dose ranging study; a 28 day extension of the multiple dose study; various drug-drug interaction studies and a food effect study, and a Phase IIa trial. We completed a successful Phase IIa trial of DG041 along with a highly informative clinical pharmacology study conducted in the presence and absence of aspirin and we are currently planning a study that will assess the pharmacology of DG-041 in the presence of clopidogrel and clopidogrel plus aspirin. We also completed two important drug-drug interaction studies that significantly de-risked the further development of DG-041. We have established a Clinical Laboratory Improvement Amendments (CLIA) certified reference laboratory for offering DNA-based tests, and expect to follow our recent launches with several other tests we now have in development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

        At December 31, 2007, we had $94.1 million in cash, cash equivalents and investments, including restricted cash equivalents ($5.1 million) and non-current investments ($24.8 million) and as we advance discovery work and broaden our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing. Our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. We expect that more favorable conditions in those markets will present opportunities for us, while downturns in the market valuations of biotechnology companies and of the equity markets more generally will restrict our ability to raise additional capital on attractive terms.

        One of the main issues confronting big pharmaceutical companies is their lack of promising new drugs to treat major indications. As many leading brand-name drugs come off patent and face generic competition, developing successful new medicines will become critical for filling the gap. We believe that companies such as ours may be well positioned to play an important role in filling the gap in the pipeline of new drugs.

Our product portfolio and development pipeline

  DNA-based diagnostics and consumer genetic analysis

        We currently offer four DNA-based tests for gauging individual risk of several common diseases—all launched since the beginning of 2007—and have several more such tests in development. We also offer a consumer genetic analysis service, deCODEme™. We are actively marketing these products and are seeking payor reimbursement for our diagnostic tests. These products and others we now have in development are listed in the table below. The predicted launch dates for those tests still in development are given only as a guide according to our current expectations for each program.

Therapeutic area	Name of product	Launch date
Type 2 diabetes	deCODE T2™	April 2007
Atrial fibrillation/stroke	deCODE AF™	July 2007
Early-onset heart attack/abdominal aortic aneurysm/intracranial aneurysm	deCODE MI™	October 2007
Consumer genetic analysis	deCODEme™	November 2007
Prostate cancer	deCODE ProCa™	February 2008
Exfoliation Glaucoma	deCODE Glaucoma™	2Q08

  Drug Development Programs

        The following is a summary of the development of our drug candidates. Because of uncertainties involved in the drug development process as well as costs related to late-stage clinical development, the actual timing for the events described below may differ materially from that provided in this summary.

  •
  We have two compounds in development for the prevention of heart attack. These programs come out of our discovery of major risk variants in two genes encoding proteins in the leukotriene pathway. These variants—in the genes that code for leukotriene A4 Hydrolase (LTA4H) and 5-lipoxygenase activating protein (FLAP)—appear to confer risk in the same way: by causing an up regulation in the production of leukotriene B4, a potent pro-inflammatory molecule that is the end product of one branch of the pathway. The therapeutic goal of both compounds is to inhibit the activity of the pathway, lowering the production of LTB4 and thereby decreasing the inflammatory activity in atherosclerotic plaques and reducing the risk of heart attack. In addition to reducing the risk of heart attack, these drugs may provide benefit in other inflammatory diseases.

    DG051, discovered internally by deCODE's chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. In 2007, we completed our Phase I program, the results of which demonstrated that DG051 was safe and well tolerated at all doses tested, has a pharmacokinetic profile suited for potential once-a-day dosing, and significantly reduces LTB4 levels in a concentration-dependent manner. We also concluded a Phase IIa study in late 2007, which demonstrated safety and toleratbility and a significant reduction in LTB4, even at lower doses than were originally considered. deCODE has also in-licensed a FLAP inhibitor from Bayer AG, now known as DG031. Our Phase II clinical studies demonstrated that DG031 was well-tolerated and reduced production of LTB4 in a dose-dependent manner. This effect was seen on top of the effects of the current standard of care, which included statin therapy for a majority of patients in our trials. In 2006 we began a Phase III clinical trial for DG031, a trial which we voluntarily suspended because the drug tablets appeared to dissolve more slowly than anticipated, potentially providing lessening amounts of active drug the longer they were stored. We have successfully reformulated the compound. We are currently seeking a partner with whom to take the next step in development of our leukotriene program.

  •
  DG041 is being developed as an anti-platelet compound for the prevention of arterial thrombosis. DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR). It has been demonstrated by in vitro studies that PGE2 may have additive stimulatory effects on platelet aggregation beyond those of other potent agonists such as ADP or thromboxane A2, targeted by clopidogrel and aspirin, respectively. The results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied. The compound can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. We completed a successful Phase IIa trial of DG041 along with a highly informative clinical pharmacology study conducted in the presence and absence of aspirin. We also completed key drug-drug interaction studies with DG-041 that demonstrated a lack of any relevant interaction by DG-041 on two common routes of drug metabolism. Based on the results of our clinical studies thus far, DG041 appears to be well-tolerated, showing little difference in bleeding events between dosing arms and placebo, and to potentially offer focused means of preventing the formation of thrombi by specifically inhibiting platelet aggregation mediated by EP3. We are currently working on a once-daily formulation. We are conducting a study that will assess the pharmacology of DG-041 in the presence of clopidogrel and clopidogrel plus aspirin. We expect to release top-line results from this study in the second quarter of 2008.

  •
  Among our most advanced preclinical programs, we are pursuing a PDE4 inhibitor program across several indications, a program begun pursuant to our 2004 agreement with Roche.

        We use many of our employee and infrastructure resources across several programs, and many of our research and development costs are indirectly attributable to an individually named program or are directed broadly to applicable research programs. However, taking into account costs that are specifically attributable to individual programs and allocations of our research and development program costs based upon those direct costs, we have cumulatively invested $46.0 million, $22.6 million and $15.4 million in our heart attack (myocardial infarction, or MI), arterial thrombosis and stroke programs, respectively, from the beginning of 2003 to date (December 31, 2007). Inception to-date costs are not available as these costs were not historically tracked by program.

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

Acquisitions, Joint Development Programs and In-licensing

        As part of our business strategy, we continue to consider joint development programs and merger and acquisition opportunities that may provide us with products in late-stage development, intellectual property or financial resources.

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

        In certain programs we have taken advantage of the fact that drug targets we have identified through our genetics research have already been employed by other companies to make developmental compounds for other indications. By licensing these compounds or entering into co-development arrangements we have been able to leapfrog over several steps of drug discovery, entering directly into Phase II clinical trials. DG031, our most advanced compound for the prevention of heart attack, was licensed from Bayer HealthCare AG, which was initially developing it for asthma. In 2006, we concluded a Phase II trial in asthma, working with Cephalon on their compound CEP-1347, originally developed for Parkinson's disease. We may consider opportunities like these in the future.

Results of Operations from the Years Ended December 31, 2007, 2006 and 2005

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the pace and progress of our proprietary research and clinical development efforts, the timing and composition of funding under our various collaborative agreements, and the progress of our own research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct pre-clinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive significant revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

        Financial highlights as of and for the year ended December 31, 2007 include:

  •
  At December 31, 2007, we had $94.1 million in cash and cash equivalents, investments and restricted cash equivalents compared to $152.0 million at December 31, 2006. Included in this amount at December 31, 2007 is $24.8 million of non-current investments and $5.1 million of restricted cash equivalents. The net utilization of our cash and investments in 2007 reflects principally the costs associated with the advancement of our drug development programs as reflected in the $63.9 million of cash we used in operating activities, together with the net proceeds from sale and leaseback transactions, principally with regard to our property in Woodridge, Illinois ($18.4 million) and certain equipment ($2.1 million).

  •
  Research and development expense was $53.8 million in 2007 as compared to $57.1 million in 2006 and $43.7 million in 2005, reflecting the advancement of our drug and diagnostic programs, the launch of our first DNA-based tests for gauging individual risk of common diseases and our deCODEme service offerings, and the acceleration of our gene and target discovery work.

  •
  Our revenue was $40.4 million in 2007 as compared to $40.5 million in 2006 and $44.0 million in 2005. The revenue in aggregate is substantially unchanged in 2007 as compared to 2006 but then does reflect growth in our genetic and U.S. service lines offset by decreased grant revenue and the conclusion of our diagnostics alliance with Roche. As of December 31, 2007, our deferred revenue had grown to $15.4 million from $9.8 million as of December 31, 2006, largely on account of the growth of genetic services.

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

  •
  Due to the liquidity issues experienced in global credit and capital markets, certain auction rate securities ("ARS") held by us at December 31, 2007 and classified as investments, non-current, on the balance sheet, have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. Because of these circumstances we recognized an other-than-temporary loss on these investments of $7.8 million during the fourth quarter of 2007 and a temporary, unrealized loss, of $0.9 million. Our apparent losses increased $1.5 million ($0.9 million other-than-temporary and $0.6 million temporary) during the first two months of 2008. Volatility in the credit and capital markets persisted in 2008 and, if uncertainties in the credit and capital markets continue, these markets deteriorate further or we experience downgrades on our investments, we may incur additional impairments to our investment portfolio.

  •
  Into 2008, we will focus on using our core capabilities in human genetics, and existing infrastructure to build upon the commercial opportunities presented by our diagnostics work and deCODEme with near-term value creation in mind. At the same time, we have taken steps to ensure that we have cash at hand for two years. We have slimmed down certain parts of our operations, and will continue to evaluate and analyze other non-core elements of our operations, as well as seek continued efficiencies throughout the organization.

Revenue

				2007 as Compared to 2006		2006 as Compared to 2005
	Year ended December 31,
					% Change		% Change
	2007	2006	2005	$ Change		$ Change
	(In thousands, except %)
Revenue	$40,403	$40,510	$43,955	$(107)	0%	$(3,445)	(8)%

        In 2008, our business strategy is focused on emphasizing our core capabilities in human genetics and leveraging those strengths to build on opportunities to generate near-term revenue from products that we already have available. A core focus of effort will be diagnostics and our consumer genetics service, deCODEme. At the same time, we plan to advance our early and late stage drug programs through corporate partnerships and revenues to be generated through diagnostics and our contract services. We will also leverage our capabilities to continue to pursue and receive research grants. In the majority of our programs we are pursuing diagnostic and early-stage drug development on our own. Depending on the nature of each prospective business opportunity, the key components of the commercial terms of such arrangements typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; fees for particular services; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

        Collaborations with our most significant partners include:

F. Hoffmann-La Roche (Roche)

        Therapeutics    In November 2004, we signed a three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement, which has now expired, continued work advanced under the 2002 agreement, and focused on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement we received $6.0 million of research funding. We may receive milestone payments and royalties if Roche advances any compounds found under this agreement.

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

        Revenues from these alliances with Roche amounted to $2.0 million, $6.7 million and $10.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Costs incurred with these collaborative programs with Roche amounted to $0, $6.4 million and $8.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Merck & Co, Inc. (Merck)

        Obesity.    In September 2002, we entered into a three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, we combined research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. During the three-year research program, which has now expired, we have received research funding, technology access fees and milestone payments in the aggregate amount of

$27.3 million. Subject to Merck's developing products based on collaboration discoveries, we may also receive development milestones and royalties. We discovered three genes linked to obesity under this alliance, and Merck has generated a lead series of compounds against one of the targets we validated through our genetics research.

        Revenues from this alliance with Merck amounted $1.0 million, $1.0 million and $6.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. There were no costs incurred in connection with this alliance during the years ended December 31, 2007 and 2006 as these payments were technology access fees. Costs incurred during the year ended December 31, 2005 was $2.9 million.

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

        Revenues and costs from this alliance with Merck amounted to $0.2 million and $0.1 million, respectively for the year ended December 31, 2005. There were no revenues or costs during 2007 or 2006 as this collaboration has been on hold during these periods.

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

        National Institutes of Allergy and Infectious Diseases (NIAID).    In September 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. deCODE may receive $12.6 million in additional research funding over the remaining term of the agreement.

        We recognized revenue of $14.5 million, $16.7 million and $7.3 million from research grants for the years ended December 31, 2007, 2006 and 2005, respectively. Costs incurred with research grants amounted to $19.8 million, $19.1 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Significant elements of our revenue are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Genetic services	$5,753	$2,620	$3,642
Other service fees and research funding	16,930	16,287	25,469
Milestone payments	773	702	1,216
Up-front, exclusivity, technology access, and technology development fees	1,000	2,000	4,538
Government research contracts and grant funding	14,538	16,734	7,287
Other	1,409	2,167	1,803

	$40,403	$40,510	$43,955

        Our revenue for the periods presented generally reflects our strategic focus on proprietary drug discovery and development, including that performed under contracts and grants with the NIH and EC, and also a shift away from corporate funded research broadly. Our revenue, in aggregate, is substantially unchanged in 2007 as compared to 2006 but then does reflect growth in our genetic and U.S. service lines offset by decreased grant revenue and the conclusion of our diagnostics alliance with Roche. We expect to leverage our commercial opportunities presented by our genetic services, particularly diagnostics—but also those inherent in deCODEme and genotyping services.

        At December 31, 2007 we had $15.4 million in deferred revenue, compared to $9.8 million at December 31, 2006. Of this deferred revenue, $6.2 million relates to our agreement with Merck to conduct information-rich clinical trials in Iceland and, to date, Merck has not selected any compounds for development under the agreement. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Cost of Revenue

				2007 as Compared to 2006		2006 as Compared to 2005
	Year Ended December 31,
					% Change		% Change
	2007	2006	2005	$ Change		$ Change
	(In thousands, except %)
Cost of Revenue	$47,018	$42,660	$37,263	$4,358	10%	$5,397	14%

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

        The increasing costs of revenue for 2007 as compared to 2006 and then also to 2005 reflect the conclusion of our diagnostics alliance with Roche and the completion of the Merck obesity research program, offset by growth in our genetic and U.S. service lines but the particularly the growing amount of discovery and development work performed under ongoing contracts and grants with the NICH and EC, including those obtained in connection with the acquisition of UVS in January 2006. Growth in the cost of discovery and development work performed under contracts and grants with the NIH and EC in 2006 and again in 2007 is largely due to our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform and our comprehensive population genetics resources in Iceland. Further, in 2006 we conducted a Phase II trial in asthma for a compound developed by Cephalon and through

2007 continued our efforts in the PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

        More specifically, our cost of revenue for 2007 compared to 2006 increased primarily due to the changing sources of revenue as described above. The overall increase in 2007 compared to 2006 is attributable to greater expense for chemicals and consumables ($2.2 million), employee compensation ($1.9 million, salary and stock) and contractor services ($0.8 million), offset by a decrease of depreciation and amortization ($1.0 million).

        Our cost of revenue for 2006 as compared to 2005 increased principally due to the greater usage of chemicals and consumables ($5.6 million) primarily related to beginning our high-density, whole-genome studies, offset somewhat by a decrease in contractor services ($0.8 million) and depreciation and amortization ($0.6 million). Also, our cost of revenue for 2006 includes stock-based compensation expense under SFAS 123R ($0.6 million).

Research and Development

				2007 as Compared to 2006		2006 as Compared to 2005
	Year Ended December 31,
					% Change		% Change
	2007	2006	2005	$ Change		$ Change
	(In thousands, except %)
Research and Development	$53,825	$57,108	$43,748	$(3,283)	(6)%	$13,360	31%

        Our research and development expenses consist of the following:

	Year Ended December 31,
	2007	2006	2005
Salaries and other personnel costs	$18,889	$20,440	$18,072
Materials and supplies	12,371	7,495	4,600
Contractor services and other third party costs	12,961	19,109	13,285
Overhead expenses	5,510	5,107	4,630
Depreciation and amortization	2,264	3,287	3,089
Stock-based compensation	1,830	1,670	72

	$53,825	$57,108	$43,748

        Our research and development expense for 2007 reflects the advancement of our drug and diagnostic programs, the launch of our first DNA-based diagnostic tests for gauging individual risk of common disease and our deCODEme service offerings, and the acceleration of our gene and target discovery work. As we continued our high-density, whole genome studies utilizing the Illumina SNP genotyping platform we have seen increases in related materials and supplies as well as the attendant salary and related costs in 2006 and 2007. The relatively higher amount of contractor services and other third party costs in 2006 as compared to 2007 and then also 2005 is largely on account of the clinical development of DG031 which we initiated a Phase III trial in early 2006 and then voluntarily suspended in late 2006. With near-term value creation in mind, our core focus in 2008 will be towards building our diagnostics business and genotyping services. At the same time, we aim to advance our therapeutics programs through partnerships. With this focus, we believe that our overall investment in research and development for the fiscal year 2008 may be in the range of $35 to $40 million.

Selling, General and Administrative Expense

				2007 as Compared to 2006		2006 as Compared to 2005
	Year Ended December 31,
					% Change		% Change
	2007	2006	2005	$ Change		$ Change
	(In thousands, except %)
Selling, General and Administrative	$27,139	$25,206	$20,118	$1,933	8%	$5,088	25%

        The increase in our selling, general and administrative expenses for 2007 compared to 2006 is primarily attributable to increased compensation ($3.3 million, salary and stock) and increased contractor services related to the selling and marketing of our genetic service offerings ($2.5 million). Into 2008, a central focus of investment will be in building our diagnostics and consumer genetics service, and therefore, in the sales and marketing efforts. Increases in our selling, general and administrative expenses for 2007 as compared to 2006 were offset by decreased legal expenses ($3.5 million) on account of litigation regarding certain proprietary and confidential information in 2006 that was concluded in 2007.

        Increases in our selling, general and administrative expenses for 2006 compared to 2005 is the result of increased legal fees (3.9 million) principally incurred in relation to our lawsuit to protect intellectual property. In addition, our selling, general and administrative expenses include a $0.8 million gain on the sale of property. Further, beginning in 2006, selling, general and administrative expense also includes stock-based compensation expense under SFAS 123R ($2.2 million).

Interest Income

				2007 as Compared to 2006		2006 as Compared to 2005
	Year Ended December 31,
					% Change		% Change
	2007	2006	2005	$ Change		$ Change
	(In thousands, except %)
Interest Income	$6,541	$6,685	$6,397	$(144)	(2)%	$288	5%

        Our interest income is a function of both the balance of our cash and investments (which generally have been declining as resources are deployed in operations) and the rate of return we are able to garner under our investment policy (which average rate of return had, in general, been increasing). We expect to use our cash and investments principally for advancing our discovery and development programs. In the meantime, we will invest the monies received in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining competitive returns subject to prevailing market conditions. At present we expect to maintain our portfolio of cash equivalents and investments in money market funds and government debt securities, and to liquidate our holdings of our auction rate securities if and when auctions on them begin to clear.

Interest Expense

				2007 as Compared to 2006		2006 as Compared to 2005
	Year Ended December 31,
					% Change		% Change
	2007	2006	2005	$ Change		$ Change
	(In thousands, except %)
Interest Expense	$15,641	$7,808	$7,484	$7,833	100%	$324	4%

        Our interest expense has increased in 2007 as compared to 2006 and 2005. Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004 ($150 million of principal at a full par price) and then again in November 2006 (a further

$80 million of principal at a price of 70% of par). With the additional $80 million of notes added in 2006, our cash interest payments are approximately $8.1 million on an annual basis for the Senior Convertible Notes. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.6 million for the year ending December 31, 2008.

        In June 2007, as a result of our sale and leaseback of Woodridge being treated as a financing, a portion of our rent payments are charged to interest expense ($0.8 million in 2007), and which will serve to increase our annual interest expense by approximately $1.4 million per annum.

Other non-operating income, net

				2007 as Compared to 2006		2006 as Compared to 2005
	Year Ended December 31,
					% Change		% Change
	2007	2006	2005	$ Change		$ Change
	(In thousands, except %)
Other Non-Operating Income and Expense, Net	$1,153	$114	$(4,489)	$1,039	910%	$4,603	114%

        The increase during 2007 is due to a gain from a legal settlement (net amount of $8.2 million) offset by an other-than-temporary impairment on our investments of $7.8 million.

        In June 2007 we entered into a legal settlement to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that we would be paid $9.0 million, which was paid prior to December 31, 2007. We recognized the $9.0 million during 2007, net of litigation expenses incurred of $0.8 million.

        During 2007, primarily as a result of the liquidity issues experienced in the global credit and capital markets, we recognized an other-than-temporary loss on investments in auction rate securities ("ARS"), classified as investments, non current, on the balance sheet. The estimated market value of our investment, non-current, ARS holdings at December 31, 2007 was $24.8 million, which reflects an $8.7 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $7.8 million for the year ended December 31, 2007, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

        Our other non-operating income and expense, includes the net impact of foreign exchange in 2006. In 2005 other non-operating income and expense, net consists of the net impact of foreign exchange, unrealized and realized gains and losses on derivative financial instruments and, in 2005, loss on early extinguishment of debt and a realized loss on the sale of investments.

        As a consequence of the nature of our business and operations, our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to a gain (loss) of $0.7 million, 0.1 million and $(0.1) million in 2007, 2006 and 2005, respectively.

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

Liquidity and Capital Resources

        We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($1,021 million from the beginning of 1999 to-December 31, 2007). At December 31, 2007, future funding under terms of our existing agreements is approximately $41.9 million excluding milestone payments, royalties and other payments that we may earn under such collaborations. Of the $41.9 million, approximately $38.3 million is expected to be received during the year ending December 31, 2008, with the remaining amount due through 2010.

        We make significant investments in proprietary research and development and we incur the costs of such activities. In the near term, this requires us to devote resources to our in-house drug and diagnostic development which we believe will better position us to capture the most value to us in our discoveries. As we identify promising discoveries for further development, we may choose to continue the development ourselves into and through clinical trials, regulatory approvals, manufacturing, distribution and marketing. In other cases we are or will be working to varying degrees with partners. The decisions we make as to these matters will affect our cash requirements.

        Our cash requirements depend on numerous factors, including the level and timing of our research and development expenditures; our ability: to access the capital markets; to obtain new research and development collaboration agreements; to obtain and maintain contract service agreements in our pharmaceuticals, biostructures, clinical research trials and genotyping service groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment; and capital expenditures at our facilities. Changes in our research and development plans, notably the entry into clinical trials of drugs based on our discoveries, development of our genetic services and marketing thereof or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

        At December 31, 2007, we had $94.1 million in cash, cash equivalents and investments, including non current investments of $24.8 million and restricted cash equivalents of $5.1 million. At December 31, 2007, we held investments in Auction Rate Securities ("ARS") with original purchase principal values totaling $38.5 million, of which $33.5 million is classified as non-current investments on our balance sheet. As of December 31, 2006, we had $105.2 million invested in ARS, which were classified as current investments on our balance sheet. Except for the remaining $38.5 million of these securities we have reduced our holdings of ARS during 2007 through the auction process and further reduced it by $5.0 million subsequent to year end by selling, at par value, the ARS security classified in current investments at December 31, 2007.

        The non-current investments in ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions.

        Our non current investments in ARS represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade.

        Based on a third-party valuation, the estimated market value of our non current investments in ARS at December 31, 2007 was $24.8 million, which reflects an $8.7 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $7.8 million for the year ended December 31, 2007, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value and this charge is included in Other non-operating income and (expense), net in our Statements of Operations. We have recognized in accumulated other comprehensive income an unrealized loss of $0.9 million for those ARS for which we believe the loss is temporary. The securities for which we believe the loss is temporary total $12.5 million of principal, are collateralized by pools of asset and mortgage-backed securities and investment-grade corporate debt, and are guaranteed by investment-grade, monoline insurers.

        Due to the present lack of observable market quotes on the non-current investments in ARS, we engaged a third party to value these securities at December 31, 2007. The valuation models used to value the securities include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

        Historically, given the liquidity created by the auctions, ARS were presented as current assets under investments. Given the failed auctions, certain ARS held by us are illiquid until there is a successful auction for them. Accordingly, those ARS determined to be illiquid at year end have been reclassified from investments to investments, non-current on our balance sheet as of December 31, 2007.

        The credit and capital markets have continued to be volatile into 2008. Our apparent losses increased $1.5 million ($0.9 million other-than-temporary and $0.6 million temporary) during the first two months of 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments (unrealized, even realized) to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings. While the current lack of liquidity in the credit and capital markets is impacting our financial flexibility, we do not believe the conditions will have a material impact on our cash flows or our ability to fund our operations during the fiscal year 2008.

        Into 2008, our focus remains within the same broad strategic continuity, emphasizing our core capabilities in human genetics and leveraging those assets to build upon the commercial opportunities presented by our diagnostics work and deCODEme. With near-term value creation in mind, our core focus in 2008 will be towards building our diagnostics business and genetics services (which includes deCODEme and our genotyping services business). At the same time, we aim to advance our therapeutics programs through partnerships and then through resources we are able to generate from our diagnostics business. We are taking steps to ensure that we have a sustainable operation and have slimmed down elements of our broad operation to focus our resources in line with our goal of having two years of cash on hand. We will continue to analyze other non-core elements of our operations as well as continue to seek efficiencies throughout the organization. With this focus, we believe that our overall net use of cash for the fiscal year 2008 may be in the range of $45 million to $55 million; excluding any major new alliances or treasury activities.

        As we advance our genetic services and our drug development pipeline we will require significant financial resources and so we will continue to investigate avenues of financing, such as collaborations and licensing arrangement, further public or private equity offerings, additional debt financing and other forms of financing. However, no assurance can be given that collaborations and licensing arrangements or additional financing will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Cash provided by (used in):
Operating activities	$(63,888)	$(85,179)	$(54,033)
Investing activities	78,532	(44,424)	95,832
Financing activities	17,646	85,542	(46,094)
Cash and cash equivalents, at end of period	54,172	21,882	65,943

        Cash and Cash Equivalents.    At December 31, 2007, we had $54.2 million in cash and cash equivalents. Together with our investments ($34.8 million) and restricted cash equivalents ($5.1 million), this balance ($94.1 million) is $57.9 million less than at December 31, 2006. The net utilization of our cash in 2007 is principally owing to cash used in product development, research and general operations as reflected in the $63.9 million cash we used in operations, capital expenditures of $3.5 million, and then with net proceeds from the sale and leaseback of our property in Woodridge, Illinois ($18.4 million) and certain equipment in Iceland ($2.1 milion).

        Available cash is invested in accordance with our investment policy having primary objectives of liquidity and safety of principal while generating income from our investments without significantly increasing risk. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing (A-/A3 or better). We expect to maintain our portfolio of cash equivalents and investments in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining returns subject to prevailing market conditions. At December 31, 2007, our investments are in auction rate securities and an agency bond. At present, we expect to maintain our portfolio of cash equivalents and investments in money market funds and government debt securities, and to liquidate our remaining holdings of auction rate securities if and when auctions on them begin to clear. At December 31, 2007, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

        Operating Activities.    Net cash used in operating activities decreased to $63.9 million for the year ended December 31, 2007 as compared to $85.2 million for the year ended December 31, 2006 and

$54.0 million for the year ended December 31, 2005. Cash used in our operations is principally owing to cash used in therapeutic and diagnostic product development, research and general operations as reflected in the $63.9 million cash we used in operations, as more fully described above; most importantly attributable to the significant research and development investments being made in advancing our drug and diagnostic development programs.

        Investing Activities.    Our investing activities have consisted of short-term investments in marketable securities and capital expenditures. During 2007 our restricted cash equivalents increased by $5.1 million in connection with the leaseback of our Woodridge property. In 2006, we acquired $1.3 million of cash in our purchase of UVS, money used to fund the acquired liabilities of UVS. In 2005 we completed the sale and leaseback of our Reykjavik, Iceland facilities at Sturlugata 8 and Krokhals 5D and 5E. In July 2006, we commenced installation of Illumina SNP genotyping platform and financed the equipment purchased ($4.1 million) with a thee-year capital lease with an Icelandic financial institution. With the exception of the Illumina equipment purchase, we principally made replacement capital expenditures during 2007, 2006 and 2005 and invested in certain computer and laboratory equipment. We aim to make only necessary replacement capital expenditures in the near term. Net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

        Financing Activities.    Net cash of $17.6 million was provided by financing activities in the year ended December 31, 2007, as compared to $85.5 million that was provided in the year ended December 31, 2006 and $46.1 million that was used in the year ended December 31, 2005.

        Our most significant financing activity for 2007 was the sale and leaseback of our property in Woodridge, Illinois (netting us $18.4 million after the payment of transaction costs and the repayment of our existing property mortgage). Additionally, in September 2007, we entered into a sale-and-leaseback of certain laboratory equipment amounting to $2.1 million. Further, we had ongoing repayment of and installment payments on debt, capital lease and finance obligations amounting to $8.5 million in 2007.

        In June 2007, we completed the sale and leaseback of our property (land and building) in Woodridge, Illinois. Pursuant to the agreement, we sold the Woodridge property for $25.0 million in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Our obligations under the lease are collateralized by a letter of credit in an initial amount of $5.0 million that may be reduced upon certain conditions. The letter of credit is collateralized by restricted cash equivalents ($5.1 million at December 31, 2007).

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

        Contractual Commitments and Off-Balance Sheet Arrangements.    The following summarizes our contractual obligations at December 31, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$258,175	$8,050	$8,050	$8,050	$234,025	$—	$—
Long-term debt, including interest	621	272	272	77	—	—	—
Capital lease obligations, including interest	5,657	3,413	2,244	—	—	—	—
Finance obligation, including interest	39,728	1,990	2,034	2,085	2,137	2,191	29,291
Operating leases(1)	71,519	6,172	6,021	5,926	5,920	5,903	41,577

Total	$375,700	$19,897	$18,621	$16,138	$242,082	$8,094	$70,868

(1)
Balance includes $70.1 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.6 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.1 million.

        Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These potential payments are not included in the above table.

        In November 2007, deCODE adopted a Change In Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and reporting officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. Further, these potential payments are not included in the above table. As of December 31, 2007, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6.3 million (calculated as of December 31, 2007).

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

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an ongoing basis we evaluate our estimates, which include, among others, those related to revenue recognition, property and equipment, goodwill and intangible assets, materials and supplies, derivative financial instruments, income taxes, litigation and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The impact and any associated risks related to these and our other accounting policies on our business or operations is discussed throughout "Management's Discussion and Analysis of Financial Condition and Results of Operations" where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, please refer to our notes to the Consolidated Financial Statements. There can be no assurance that actual results will not differ from the estimates referred to above.

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

  Investments

        At December 31, 2007, we held investments in Auction Rate Securities (ARS) with original purchase principal values totaling $38.5 million, of which $33.5 million is classified as non-current investments on our balance sheet. As of December 31, 2006, we had $105.2 million invested in ARS, which were classified as current investments on our balance sheet. Except for the remaining $38.5 million of these securities we have reduced our holdings of ARS during 2007 through the auction process and further reduced it by $5.0 million subsequent to year end by selling, at par value, the ARS security classified in current investments at December 31, 2007.

        The non current investments in ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions.

        Our non current investments in ARS represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the

ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade.

        Based on a third-party valuation, the estimated market value of our non current investments in ARS at December 31, 2007 was $24.8 million, which reflects an $8.7 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $7.8 million for the year ended December 31, 2007, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value and this charge is included in Other non-operating income and (expense), net in our Statements of Operations. We have recognized an unrealized loss of $0.9 million for those ARS for which we believe the loss is temporary. The securities for which we believe the loss is temporary total $12.5 million of principal, are collateralized by pools of asset and mortgage-backed securities and investment-grade corporate debt, and are guaranteed by investment-grade, monoline insurers.

        Due to the present lack of observable market quotes for the non-current investments in ARS, deCODE engaged a third-party to value these securities at December 31, 2007. The valuation models we use to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

        Historically, given the liquidity created by the auctions, ARS were presented as current assets under investments. Given the failed auctions, certain ARS held by us are illiquid until there is a successful auction for them. Accordingly, those ARS determined to be illiquid at year end have been reclassified from investments to investments, non-current on our balance sheet as of December 31, 2007.

        The credit and capital markets have continued to be volatile into 2008. Our apparent losses increased $1.5 million ($0.9 million other-than-temporary and $0.6 million temporary) during the first two months of 2008 according to a third party valuation. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments (unrealized, even realized) to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings. While the current lack of liquidity in the credit and capital markets is impacting our financial flexibility, we do not believe the conditions will have a material impact on our cash flows or our ability to fund our operations during the fiscal year 2008.

  Long-Lived Assets, Goodwill and Intangibles

        We periodically review property and equipment, goodwill and intangibles for potential impairments and to assess whether their service lives have been affected by continued technological change and development. There were no events in 2007, 2006 and 2005 that triggered an impairment review nor did our annual review of goodwill indicate any recoverability issues. Should we determine that there has been an impairment of our fixed assets, goodwill or other intangible assets in the future we would suffer an increase to our net loss or a reduction of our net income in the period such a determination is made. Should we determine that the pace of technological change or other matters dictate that we change the service lives or other estimates inherent in determining the carrying-values of our long-lived assets, there will be an impact on depreciation expense from the date of the change.

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

  Share Based Payments

        We grant stock options to purchase our common stock to our employees and directors under our 2002 and 2006 Equity Incentive Plans. The benefits provided under these plans are subject to the provisions of Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), Share-Based Payment, which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.

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

  Recent Accounting Pronouncements

        On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property ("EITF 07-01"), was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 will be effective for all of deCODE's collaborations existing after January 1, 2009.

        On December 4, 2007, Statement of Financial Standard No. 141(R), Business Combinations ("SFAS 141R"), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The standard is effective for transactions occurring on or after January 1, 2009.

        On June 27, 2007, EITF 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"), was issued. EITF 07-3 requires that nonrefundable advance payments made for goods or services to be used in future research and development activities be deferred and capitalized until such time as the related goods are delivered or services are performed, at which point the amounts would be recognized as an expense. This standard is effective for new contracts entered into after January 1, 2008. deCODE is evaluating the impact, if any, this EITF will have on its financial statements.

        On September 6, 2006, Statement of Financial Standard No. 157 Fair Value Measurement ("SFAS 157"), was issued. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This standard is effective January 1, 2008 for deCODE. deCODE is evaluating the impact this standard will have on its financial statements. SFAS No. 157 was to be effective for deCODE's financial statements issued in 2008. In February 2008, the FASB issued FASB Statement of Position ("FSP"), No. 157-2, Partial Deferral of the Effective Date of Statement 157 ("FSP No. 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. deCODE has not yet determined the impact that the adoption of SFAS No. 157 will have on its financial statements.

        On February 15, 2007, Statement of Financial Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"), was issued. This standard permits us to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This standard is effective January 1, 2008 for deCODE.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our investments as of December 31, 2007. Due to the nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the Company's Convertible Notes, because they bear interest at a fixed rate. The market value of the Senior Convertible Notes was approximately $153.8 million on December 31, 2007.

        As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a loss of approximately $0.1 million on our Icelandic krona denominated non-U.S. dollar assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments; however, we have no derivative instruments outstanding as of December 31, 2007.

        At December 31, 2007, we held investments in Auction Rate Securities ("ARS") with original purchase principal values totaling $38.5 million, of which $33.5 million is classified as non-current investments on our balance sheet. As of December 31, 2006, we had $105.2 million invested in ARS, which were classified as current investments on our balance sheet. Except for the remaining $38.5 million of these securities we have reduced our holdings of ARS during 2007 through the auction process and further reduced it by $5.0 million subsequent to year end by selling, at par value, the ARS security classified in current investments at December 31, 2007.

        The non current investments in ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions.

        Our non current investments in ARS represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade.

        Based on a third-party valuation, the estimated market value of our non current investments in ARS at December 31, 2007 was $24.8 million, which reflects an $8.7 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $7.8 million in Other non-operating income and (expense), net in our Statements of Operations for the year ended December 31, 2007, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. We have recognized an unrealized loss of $0.9 million for those ARS for which we believe the loss is temporary. The securities for which we believe the loss is temporary total $12.5 million of principal, are collateralized by pools of asset and mortgage-backed securities and investment-grade corporate debt, and are guaranteed by investment-grade, monoline insurers.

        Due to the present lack of observable market quotes on the non current investments in ARS, deCODE engaged a third party to value these securities at December 31, 2007. The valuation models used to value the securities include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

        Our apparent losses increased $1.5 million ($0.9 million other-than-temporary and $0.6 million temporary) during the first two months of 2008 according to the third-party valuation. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments (unrealized, even realized) to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings. While the current lack of liquidity in the credit and capital markets is impacting our financial flexibility, we do not believe the conditions will have a material impact on our cash flows or our ability to fund our operations during the fiscal year 2008.

        As of December 31, 2007 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
deCODE genetics Inc.

        We have audited the accompanying consolidated balance sheets of deCODE genetics Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation on January 1, 2006, as required by Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 17, 2008

deCODE genetics, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,172	$21,882
Investments	10,003	130,134
Receivables	9,689	8,464
Other current assets	8,782	9,231

Total current assets	82,646	169,711

Investments, non-current	24,833	—
Restricted cash equivalents	5,050	—
Property and equipment, net	23,142	24,382
Goodwill	10,055	10,055
Intangible assets, net	4,008	4,576
Other long-term assets	6,474	6,885

Total assets	$156,208	$215,609

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,618	$2,877
Accrued expenses and other current liabilities	12,558	14,360
Deferred revenue	9,133	3,557
Current portion of capital lease obligations	3,155	2,100
Current portion of finance obligation on sale-leaseback	569	—
Current portion of long-term debt	224	604

Total current liabilities	34,257	23,498

Deferred revenue	6,219	6,219
Deferred gain on sale-leaseback	23,778	25,716
Capital lease obligations, net of current portion	2,202	3,493
Finance obligation on sale-leaseback, net of current portion	24,145	—
Long-term debt, net of current portion	211,257	212,062
Commitments and contingencies (Note 13)
Stockholders' deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 and 100,000,000 Shares at December 31, 2007 and 2006, respectively; Issued and outstanding: 61,745,072 at December 31, 2007; Issued and outstanding: 61,556,985 and 61,555,985, respectively, at December 31, 2006	62	62
Additional paid-in capital	488,963	483,052
Notes receivable	(2,536)	(2,778)
Accumulated deficit	(631,214)	(535,688)
Accumulated other comprehensive income	(925)	(22)
Treasury stock, 0 and 1,000 shares stated at cost at December 31, 2007 and 2006, respectively	—	(5)

Total stockholders' deficit	(145,650)	(55,379)

Total liabilities and stockholders' deficit	$156,208	$215,609

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenue	$40,403	$40,510	$43,955
Operating expenses:
Cost of revenue.	47,018	42,660	37,263
Research and development	53,825	57,108	43,748
Selling, general and administrative	27,139	25,206	20,118

Total operating expenses	127,982	124,974	101,129

Operating loss	(87,579)	(84,464)	(57,174)
Interest income	6,541	6,685	6,397
Interest expense	(15,641)	(7,808)	(7,484)
Other non-operating income and (expense), net	1,153	114	(4,489)

Net loss	$(95,526)	$(85,473)	$(62,750)

Basic and diluted net loss per share	$(1.57)	$(1.49)	$(1.17)
Shares used in computing basic and diluted net loss per share	61,018	57,465	53,824

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock	Par Value	Additional Paid-In Capital	Notes Receivable	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity (Deficit)
Balance at December 31, 2004	54,522,069	$55	$442,999	$(3,111)	$—	$(387,465)	$38	$(120)	$52,396
Issuance of common stock to consultant	15,000		104						104
Issuance of restricted common stock	57,944		526		(526)				—
Issuance of common stock upon exercise of warrants	47,222								—
Issuance of common stock upon exercise of stock options	102,860		439						439
Compensation arising from stock options			333						333
Cancellation of note receivable and forfeiture of common stock	(2,500)			3				(3)	—
Payment of notes				210					210
Amortization of restricted stock and deferred compensation					108				108
Comprehensive income (loss):
Net loss for the year						(62,750)			(62,750)
Other comprehensive income (loss):
Foreign currency translation							(3)		(3)
Unrealized loss on marketable securities							(174)		(174)

Total comprehensive loss:									(62,927)

Balance at December 31, 2005	54,742,595	$55	$444,401	$(2,898)	$(418)	$(450,215)	$(139)	$(123)	$(9,337)

Issuance of common stock upon public offering, net of offering expenses of $2,276	6,000,000	6	27,594					124	27,724
Issuance of common stock for the acquisition of UVS	635,006	1	6,081						6,082
Issuance of common stock upon exercise of options	171,796		880	(10)					870
Issuance of restricted common stock	7,588								—
Elimination of deferred employee stock-based compensation upon adoption of SFAS 123R			(418)		418				—
Compensation arising from stock options			4,301						4,301
Cancellation of note receivable and forfeiture of common stock	(1,000)			6				(6)	—
Payment of notes				124					124
Amortization of restricted common stock			213						213
Comprehensive income (loss):
Ness loss for the year						(85,473)			(85,473)
Other comprehensive income (loss):
Foreign currency translation							10		10
Unrealized gain on marketable securities							107		107

Total comprehensive loss:									(85,356)

Balance at December 31, 2006	61,555,985	$62	$483,052	$(2,778)	$—	$(535,688)	$(22)	$(5)	$(55,379)

Issuance of common stock upon exercise of options	77,492	—	148	4				5	157
Issuance of common stock upon exercise of warrants	128,729								—
Issuance of restricted common stock	16,184
Compensation arising from stock options			5,745						5,745
Payment of notes				43					43
Amortization of restricted common stock			213						213
Cancellation of note receivable and forfeiture of common stock	(33,318)		(195)	195					—
Comprehensive income (loss):
Ness loss for the year						(95,526)			(95,526)
Other comprehensive income (loss):
Foreign currency translation							(32)		(32)
Unrealized loss on marketable securities							(871)		(871)

Total comprehensive loss:									(96,429)

Balance at December 31, 2007	61,745,072	$62	$488,963	$(2,536)	$—	$(631,214)	$(925)	$—	$(145,650)

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(95,526)	$(85,473)	$(62,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,674	7,389	7,611
Amortization of deferred gain on sale-leaseback of real estate	(1,938)	(1,938)	(1,394)
Charges for debt extinguishment	—	—	1,741
Loss on investments	7,790	—	1,044
Stock-based compensation	6,549	4,514	441
Gain (loss) on disposal of equipment, net	(382)	(685)	32
Charges for write-down of obsolete and excess materials and supplies	—	—	63
Foreign currency translation	(33)	(4)	262
Amortization of debt discount	4,662	264	—
Amortization of deferred financing costs	1,608	913	949
Accretion on investments	(190)	—	—
Other	—	(33)	(31)
Changes in operating assets and liabilities:
Receivables	(1,225)	(379)	(1,456)
Other current assets	196	(3,643)	703
Accounts payable	5,741	(1,986)	(1,097)
Accrued expenses	(2,391)	652	3,399
Deferred revenue	5,576	(4,760)	(3,550)

Net cash used in operating activities	(63,889)	(85,169)	(54,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(152,860)	(326,070)	(230,678)
Sale of investments	239,688	285,655	261,920
Purchase of property and equipment	(3,484)	(6,282)	(3,968)
Proceeds from sale of property and equipment	238	909	62,452
Acquisition of UVS, net of cash acquired	—	1,270	—
Change in restricted cash	(5,050)	—	6,000
Other	—	94	106

Net cash provided by (used in) investing activities	78,532	(44,424)	95,832

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt offering, net of financing costs	—	52,947	—
Proceeds from issuance of common stock and warrants	148	28,660	439
Repayment of notes receivable for common stock	52	156	210
Payments on line of credit	—	—	(4,500)
Proceeds from short-term borrowings	—	600	—
Repayments of short-term borrowings	—	(268)	(569)
Proceeds from equipment sale-leaseback financing, net of transaction costs	25,927	5,038	1,200
Proceeds from equipment financing	—	889	—
Debt refinancing cost	—	—	(59)
Repayments of debt and capital lease obligations	(8,480)	(2,490)	(42,815)

Net cash provided by (used in) financing activities	17,647	85,532	(46,094)

Net increase (decrease) in cash and cash equivalents	32,290	(44,061)	(4,295)
Cash and cash equivalents at beginning of period	21,882	65,943	70,238

Cash and cash equivalents at end of period	$54,172	$21,882	$65,943

Supplemental cash flow information:
Cash paid for interest	$9,332	$6,017	$6,608
Supplemental schedule of non-cash transactions
Deferred gain on sale of property and equipment	$305	$336	$29,270
Note receivable for sale of property	—	222	—

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

        With its headquarters in Reykjavik, Iceland, deCODE is a biopharmaceutical company developing drugs and DNA-based diagnostics based upon its discoveries in the inherited causes of common diseases. deCODE's population approach and resources have enabled it to isolate genes and targets directly involved in the development of many of the biggest challenges to public health. deCODE is focused on turning these findings into a pipeline of products which it believes will be able to combat the cause of disease, not just the signs and symptoms. deCODE's customers include major pharmaceutical companies, biotechnology firms, pharmacogenomics companies, government institutions, universities and other research institutions. deCODE's business is global, with its principal markets in the United States and in Europe.

        deCODE's focus is on the discovery and commercialization of novel therapeutics and DNA-based diagnostics based on genetic information identified in deCODE's population-based gene discovery work. deCODE has integrated capabilities for applying genetic findings to the development of drugs and diagnostics, both through its proprietary programs and in alliance with corporate partners. deCODE is also applying the links it has identified between genetic factors and disease to create DNA based tests which can also be used to identify patients with increased risk of developing a disease or to predict which patients will respond well to a given drug therapy. deCODE believes that such tests will become a standard part of healthcare within the coming decade, making it possible to gauge individual predisposition to a particular illness and to design effective preventive strategies; to complement traditional clinical diagnoses; and to identify patients who are likely to respond or not respond to particular drugs.

        In addition to conducting work on targets in deCODE's collaborative and internal programs, the chemistry group provides drug discovery work for fee-for-service customers. deCODE's other service offerings include protein crystallization products and protein structure analysis contract services through its Seattle-based biostructures group; pharmacogenomics and clinical trials services through its Encode subsidiary; and DNA analysis services through its genotyping laboratory in Reykjavik.

2. Significant Accounting Policies

Basis of Presentation

        These financial statements are reported in United States dollars, deCODE's functional currency, and prepared in accordance with accounting principles generally accepted in the United States of America. Tabular amounts are stated in thousands, except per share amounts.

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated.

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

Concentration of Risk

        At December 31, 2007, deCODE has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject deCODE to concentrations of credit risk consist principally of investments made primarily in high-grade commercial paper, auction rate securities ("ARS"), money market funds, government and non-government debt securities and receivables. These instruments are subject to risk of default, changes in credit rating and changes in market value. Investments are also subject to interest rate risk and will decrease in value if market interest rates increase.

        deCODE's cash and cash equivalents are deposited with financial institutions in Iceland, the United Kingdom and the United States having a high credit rating (A-/A3 or better). Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

        At December 31, 2007 and 2006 13% and 37%, of consolidated receivables were due from U.S. Government agencies.

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

Investments

        deCODE invests its excess cash balances in marketable securities. deCODE classifies all of its investments as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date and any unrealized gains and losses are reported in stockholders' equity in accumulated other comprehensive income. Realized gains and losses are reported in Other non-operating income and (expense), net. If any adjustment to fair value reflecting a decline in the value of the investment is determined to be "other-than-temporary", the investment is marked to market through a charge to the consolidated statements of operations and reported in Other non-operating income and (expense), net. This includes losses due to changes in credit quality or interest rates judged to be other-than-temporary, including changes resulting from the disruption in the capital markets during 2007. Fair value is generally determined with reference to quotations in active markets when available and, if not available, a valuation is performed by an independent third party. Valuation of available-for-sale securities for purposes of determining the amount of gains and losses is based on the specific identification method. Premiums and discounts associated with investments in bonds are amortized using the effective interest rate method. Classification of marketable securities as current or non-current is dependent upon management's intended holding period, the securities maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year or believes, based on circumstances, that the security may not be available for use in current operations, as of the balance sheet date, they are classified as non-current (See Note 6).

Materials and Supplies

        Materials and supplies, included in deCODE's other current assets, are valued at the lower of cost (first-in, first-out method) or market. deCODE evaluates materials and supplies levels and expected usage on a periodic basis and records write-downs of value for obsolescence as required. At December 31, 2007 and 2006, materials and supplies were valued at $3,258,000 and $2,290,000, respectively.

        In 2007, 2006 and 2005, deCODE used materials and supplies for which it had made provisions for in prior years as slow-moving, excess and obsolete, benefiting otherwise reported research and development expenses by $148,000, $837,000 and $816,000, respectively.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of generally three to four years for laboratory equipment, five years for furniture and fixtures, and three to five years for other equipment. Maintenance costs are expensed as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation or amortization are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations.

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

Finance Costs Related to Long-Term Debt

        Costs associated with obtaining long-term debt are deferred and amortized as interest expense over the term of the debt. Remaining unamortized deferred financing costs included in long-term assets were $6,454,000 and $6,812,000 at December 31, 2007 and 2006, respectively.

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

Stock-Based Compensation

        On January 1, 2006, deCODE adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS 123R"), which requires companies to recognize in the statement of operations the grant-date fair value of stock awards issued to employees and directors over the performance period which is typically the vesting term. deCODE adopted SFAS 123R using the modified prospective transition method. In accordance with the modified prospective transition method, deCODE's Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123R. deCODE elected to use the short-cut method for determining the historical pool of windfall tax benefits in accordance with FASB Staff Position SFAS 123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards and the tax law ordering approach for purposes of determining whether an excess tax benefit has been realized.

        Prior to the adoption of SFAS 123R, deCODE applied Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations to account for stock-based compensation granted to employees.

Foreign Currency Translation

        deCODE's functional currency is the U.S. dollar. One of its smaller subsidiaries in Iceland uses the local currency, the Icelandic krona, as the functional currency. For this entity, the assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

expense items are translated at the average exchange rates prevailing during the period. Gains and losses from translation are included in accumulated other comprehensive income.

        Foreign currency transaction gains and losses are reported according to the exchange rates prevailing on the transaction date and are included in the consolidated statements of operations classified as Other non-operating income and (expense), net. Net transaction and translation gains (losses) recorded were $690,000, $114,000 and $(124,000) in 2007, 2006 and 2005, respectively.

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

        We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Recent Accounting Pronouncements

        On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property ("EITF 07-01"), was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 will be effective for all of deCODE's collaborations existing after January 1, 2009.

        On December 4, 2007, Statement of Financial Standard No. 141(R), Business Combinations ("SFAS 141R"), was issued. This standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The standard is effective for transactions occurring on or after January 1, 2009.

        On June 27, 2007, EITF 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities ("EITF 07-3"), was issued. EITF 07-3 requires that nonrefundable advance payments made for goods or services to be used in future research and development activities be deferred and capitalized until such time as the related goods are delivered or services are performed, at which point the amounts would be recognized as an expense. This standard is effective for new contracts entered into after January 1, 2008. deCODE is evaluating the impact, if any, this EITF will have on its financial statements.

        On September 6, 2006, Statement of Financial Standard No. 157 Fair Value Measurement ("SFAS 157"), was issued. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This standard is effective January 1, 2008 for deCODE. deCODE is evaluating the impact, this standard will have on its financial statements. SFAS No. 157 was to be effective for deCODE's financial statements issued in 2008. In February 2008, the FASB issued FASB Statement of Position, ("FSP") No. 157-2, Partial Deferral of the Effective Date of Statement 157 ("FSP No. 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. deCODE has not yet determined the impact that the adoption of SFAS No. 157 will have on its financial statements.

        On February 15, 2007, Statement of Financial Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 ("SFAS 159"), was issued. This standard permits deCODE to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This standard is effective January 1, 2008 for deCODE.

3. Revenue

        Significant elements of deCODE's revenue are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Genetic services	$5,753	$2,620	$3,642
Other service fees and research funding	16,930	16,287	25,469
Milestone payments	773	702	1,216
Up-front, exclusivity, technology access, and technology development fees	1,000	2,000	4,538
Government research contracts and grant funding	14,538	16,734	7,287
Other	1,409	2,167	1,803

	$40,403	$40,510	$43,955

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        The following table represents revenue derived by geographic area:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
United States	$19,753	$16,816	$15,486
Iceland	20,650	23,694	28,469

	$40,403	$40,510	$43,955

        During the year ended December 31, 2007, deCODE performed services totaling $246,000, for employers of 2 members of deCODE's Board of Directors.

        Significant collaborative agreements, contracts and grants are as follows:

F. Hoffmann-La Roche (Roche)

        Therapeutics.    In November 2004, we signed a three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continues work advanced under a 2002 agreement, and we will focus on optimizing lead compounds identified under the previous agreement and beginning clinical development. Under this agreement, as of December 31, 2007, we have received $6.0 million of research funding. We will share drug discovery and clinical trials costs under this agreement, and we may receive milestone payments and royalties based on drug sales.

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

        Revenues from these alliances with Roche amounted to $2,000,000, $6,722,000 and $9,995,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Costs incurred with these collaborative programs with Roche amounted to $0, $6,437,000 and $8,257,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        For the years ended December 31, 2007, 2006 and 2005, Roche represented 5%, 17% and 23%, respectively, of consolidated revenue.

Merck & Co, Inc. (Merck)

        Obesity.    In September 2002, deCODE entered into a three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, deCODE combined research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. During the three-year research program, which has now expired, deCODE has received research funding, technology access fees and milestone payments in the aggregate amount of $27.3 million. Subject to Merck's developing products based on collaboration discoveries, deCODE may also receive development milestones and royalties. deCODE has discovered three genes linked to

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

obesity under this alliance, and Merck has generated a lead series of compounds against one of the targets deCODE validated through deCODE's genetics research.

        Revenues from this alliance with Merck amounted $1,000,000, $1,000,000 and $6,325,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Costs incurred in connection with this alliance with Merck amounted to $0, $0 and $2,933,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

        Revenues and costs from this alliance with Merck amounted to $190,000 and $144,000, respectively for the year ended December 31, 2005. There were no revenue or costs from this allowance for years ended December 31, 2007 or 2006.

        For the years ended December 31, 2007, 2006 and 2005, total revenues from Merck represented 3%, 3% and 15%, respectively, of consolidated revenue.

Grant Funding

        deCODE has received various research grants from divisions of the United States National Institutes of Health (NIH), the Commission of the European Communities (EC) and private foundations. Research grants for multiple years are based on approved budgets with budgeted amounts subject to approval on an annual basis. NIH grants generally provide for 100% reimbursement of allowable expenditures while the grant under the EC generally provides for fifty percent reimbursement of allowable research and development related expenditures. deCODE's significant research grants include:

        National Institutes of Allergy and Infectious Diseases (NIAID).    In September 2004, deCODE was awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, deCODE is applying its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. Revenues from this contract with NIAID amounted to $3,807,000, $5,566,000 and $4,042,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        For the years ended December 31, 2007, 2006 and 2005, deCODE recognized revenue of $14,538,000, $16,734,000 and $7,287,000, respectively, from research grants. Costs incurred with research grants amounted to $19,783,000, $19,133,000 and $7,724,000 for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, divisions of

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

the NIH represented 22%, 33% and 13%, respectively, of consolidated revenue. For the years ended December 31, 2007 and 2006, the EC represented 14% and 8%, respectively, of consolidated revenue.

4. Research and Development

        deCODE's research and development expenses consist of the costs of its own proprietary programs comprised as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Salaries and other personnel costs	$18,889	$20,440	$18,072
Materials and supplies	12,371	7,495	4,600
Contractor services and other third party costs	12,961	19,109	13,285
Overhead expenses	5,510	5,107	4,630
Depreciation and amortization	2,264	3,287	3,089
Stock-based compensation	1,830	1,670	72

	$53,825	$57,108	$43,748

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

        In May 2006, deCODE entered into a strategic alliance with Illumina, Inc. ("Illumina") to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs equally and split operating profits from the sale of diagnostic tests.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

5. Net Loss Per Common Share

        The following potentially dilutive common share equivalents were excluded from the calculations of diluted net loss per share because their effect was antidilutive:

	Year Ended December 31,
	2007	2006	2005
	(Shares)
Warrants to purchase shares of common stock	856,371	2,385,022	2,729,873
Options to purchase shares of common stock	7,773,559	4,975,074	4,702,702
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	592,146	709,497	774,787
Convertible shares issuable upon conversion of 3.5% senior convertible notes	16,428,572	16,428,572	10,714,286

	25,650,648	24,498,165	18,921,648

6. Investments

        deCODE's marketable securities are classified as available for sale. These investments are classified in current assets and are summarized as follows:

	Cost	Carrying Value	Unrealized Gains (Losses) In OCI
	(In thousands)
December 31, 2007
Auction rate securities	$5,000	$5,000	$—
Agency bond	5,000	5,003	3

Total current investments	10,000	10,003	3

Auction rate securities (non-current)	33,500	24,833	(914)

Total investments	$43,500	$34,836	$(911)

December 31, 2006
Auction rate securities	$105,175	$105,175	$—
Government debt securities	15,000	14,959	(41)
Municipal bond	5,000	5,000	—
Corporate bond	5,000	5,000	—

Total current investments	$130,175	$130,134	$(41)

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        Gross unrealized gains and losses were $3,000 and $914,000, respectively, at December 31, 2007 and $0 and $41,000, respectively, at December 31, 2006.

December 31, 2007
(In thousands)
Contractual maturity of investments:
Maturing in one year or less	$5,003
Maturing after 10 years	19,825
No maturity date (perpetual)	10,008

$34,836

        At December 31, 2007, deCODE held investments in Auction Rate Securities ("ARS") with original purchase principal values totaling $38,500,000, of which $33,500,000 is classified as non-current investments on the balance sheet. As of December 31, 2006, deCODE had $105,175,000 invested in ARS, which were classified as current investments on the balance sheet. Except for the remaining $3,500,000 of these securities deCODE has reduced its holdings of ARS during 2007 through the auction process and further reduced it by $5,000,000 subsequent to year end by selling, at par value, the ARS security classified in current investments at December 31, 2007.

        The non-current investments in ARS held by deCODE are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. deCODE generally invest in these securities for short periods of time as part of its cash management program. However, the recent uncertainties in the credit markets have prevented deCODE and other investors from liquidating holdings of its remaining ARS in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders resulting in multiple failed auctions.

        deCODE's non-current investments in ARS represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with deCODE's investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade.

        The estimated market value of deCODE's non current investments in ARS at December 31, 2007 was $24,833,000, which reflects an $8,667,000 adjustment to the principal value of $33,500,000. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $7,752,000 in Other non-operating income and (expense), net in the Statements of Operations for the year ended December 31, 2007, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. deCODE has recognized an unrealized loss of $914,000 for those ARS for which deCODE believes the loss is temporary. The securities for which deCODE believes the loss is temporary total $12,500,000 of principal, are

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

collateralized by pools of asset and mortgage-backed securities and investment-grade corporate debt, and are guaranteed by investment-grade, monoline insurers.

        Due to the present lack of observable market quotes on the non-current investments in ARS, deCODE engaged a third party to value these securities at December 31, 2007. The valuation models used to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of deCODE's investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

        Historically, given the liquidity created by the auctions, ARS were presented as current assets under investments. Given the failed auctions, certain ARS held by deCODE are illiquid until there is a successful auction for them. Accordingly, those ARS determined to be illiquid at year end have been reclassified to investments, non-current on our balance sheet as of December 31, 2007.

        The credit and capital markets have continued to be volatile into 2008. deCODE's losses increased $1,470,000 ($870,000 other-than-temporary and $600,000 temporary) during the first two months of 2008 according to the third party's valuation. If uncertainties in these credit and capital markets continue, these markets deteriorate further or deCODE experiences additional downgrades on its investments, deCODE may incur additional impairments (unrealized, even realized) to its investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

7. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Land	$2,303	$2,303
Buildings	15,879	15,800
Laboratory equipment	30,142	27,378
Furniture and fixtures	5,307	5,302
Other equipment	2,735	2,457

	56,366	53,240
Less: accumulated depreciation and amortization	(33,224)	(28,858)

Total	$23,142	$24,382

        The total depreciation and amortization expense of property and equipment for the years ended December 31, 2007, 2006 and 2005 was $4,954,000, $6,049,000and $7,003,000, respectively.

        Property and equipment also includes amounts for certain fixed assets financed under capital lease or finance obligations. The net book value of all of deCODE's property and equipment subject to capital lease and finance obligations was $19,953,000 and $5,559,000, respectively, as of December 31, 2007 and 2006, respectively. deCODE's capital lease obligations are collateralized by the assets to which the obligations relate.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        Long-lived assets located in the United States and Iceland were $23,452,000 and $20,227,000, respectively at December 31, 2007 and $25,356,000 and $20,457,000, respectively at December 31, 2006.

8. Acquisition of UVS

        On January 17, 2006, deCODE acquired 100% of the outstanding shares of Urdur Verandi Skuld ehf. ("UVS"), a privately-held cancer research firm, from Iceland Genomics Corporation, Inc. ("IGC"), both companies having their principal offices in Reykjavik, Iceland. To acquire UVS, deCODE paid $6,137,000 including 635,006 shares of deCODE common stock valued at $6,082,000 (based upon the average closing price of deCODE common stock two days before and after the acquisition date) and approximately $55,000 for acquisition related costs. As part of the transaction, deCODE acquired research rights for blood and tissue samples and clinical data for various types of cancers which deCODE has added to its samples for research and development purposes. deCODE has included the results of operations of the acquired entity in deCODE's consolidated statements of operations from the date of acquisition. Because the activity from the beginning of the period to the acquisition date was not material, no pro-forma information is presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

9. Intangible Assets and Goodwill

        Intangible assets and goodwill consist of the following:

		Year Ended December 31, 2007
	Estimated Life	Gross	Accumulated Amortization	Net
		(In thousands)
Developed technology	5 years	$4,560	$4,560	$—
Acquired research rights	15 years	4,395	586	3,809
Patents	5-7 years	380	278	102
Royalty-free licenses	10 years	230	133	97
Other	5 years	320	320	—

Total intangible assets		$9,885	$5,877	$4,008

Goodwill	Indefinite	$10,055	$—	$10,055

		Year Ended December 31, 2006
	Estimated Life	Gross	Accumulated Amortization	Net
		(In thousands)
Developed technology	5 years	$4,560	$4,370	$190
Acquired research rights	15 years	4,395	293	4,102
Patents	5-7 years	380	229	151
Royalty-free licenses	10 years	230	110	120
Other	5 years	320	307	13

Total intangible assets		$9,885	$5,309	$4,576

Goodwill	Indefinite	$10,055	$—	$10,055

Intangible Assets

        Aggregate amortization expense was $568,000, $1,340,000 and $1,047,000, for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts were included in research and development expenses for all periods presented. As of December 31, 2007 estimated future amortization expense is as follows:

2008	$364
2009	338
2010	331
2011	331
2012	301
Thereafter	2,343

Total	$4,008

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Goodwill

        deCODE's goodwill resulted from the acquisitions of MediChem in 2002 and UVS in 2006. Goodwill is tested for impairment annually as of September 30 and whenever changes in the circumstances indicate goodwill could be impaired. No goodwill impairment losses were recorded in the years ended December 31, 2007, 2006 and 2005.

10. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Salaries and other employee benefits	$6,241	$6,205
Accrued interest	1,677	1,716
Accrued legal	185	1,862
Other current liabilities	4,455	4,577

Total	$12,558	$14,360

11. Debt

        Long-term debt consists of the following:

	December 31,
	2007	2006
	(In thousands)
Senior convertible notes, net of discount of $19,074,000 and $23,736,000 at December 31, 2007 and 2006, respectively	$210,926	$206,264
Mortgage loan	—	5,611
Equipment notes	555	791

Total	211,481	212,666

Less current portion	224	604

Long-term portion	$211,257	$212,062

        As of December 31, 2007 principal payments on long-term debt are as follows:

2008	$224
2009	256
2010	75
2011	230,000

$230,555

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Senior Convertible Notes

        In April 2004, deCODE completed an offering of $150,000,000 principal amount 3.5% Senior Convertible Notes (the "2004 Notes") due 2011 to qualified institutional buyers. The 2004 Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.4286 shares per $1,000 principal amount of the Notes. deCODE may redeem the 2004 Notes beginning April 20, 2009. Interest is payable semi-annually on April 15 and October 15. From this offering, deCODE received net proceeds of $143,805,000. deCODE recorded deferred offering costs of $6,195,000 which are being amortized to interest expense over the life of the 2004 Notes (through April 15, 2011). During the years ended December 31, 2007, 2006 and 2005, interest expense of $897,000, $885,000 and $885,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations related to the deferred offering cost amortization. Deferred financing costs related to the 2004 Notes is included in other long-term assets and totals $2,907,000 and $3,898,000 at December 31, 2007 and 2006. During each of the years ended December 31, 2007, 2006 and 2005, interest expense, related to the 3.5% annual interest, of $5,250,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations.

        In November 2006 deCODE completed the sale of $80,000,000 principal amount of 3.5% Senior Convertible Notes due 2011 (the "2006 Notes") at a price of 70% of par pursuant to Rule 144A under the Securities Act of 1933. The 2006 Notes have substantially similar terms to the 2004 Notes. The 2006 Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share, which is equivalent to an initial conversion rate of approximately 71.4286 shares per $1,000 principal amount of the Notes. deCODE may redeem the 2006 Notes beginning April 20, 2009. Interest is payable semi-annually on April 15 and October 15. From the 2006 Notes offering, deCODE received gross proceeds of $56,000,000. The 30% ($24,000,000) discount on the 2006 Notes was recorded as a reduction to the debt recorded and deCODE will accrete this discount, over the life of the 2006 Notes (through April 15, 2011), to interest expense up to the full principal amount of $80,000,000. During the years ended December 31, 2007 and 2006, deCODE recognized interest expense related to the accretion of the discount of $4,662,000 and $264,000, respectively, in other non-operating expenses in the Consolidated Statements of Operations, with a remaining discount to be accreted of $19,074,000 at December 31, 2007. deCODE recorded deferred offering costs of $3,053,000 which are being amortized to interest expense over the life of the 2006 Notes. During the years ended December 31, 2007 and 2006, interest expense related to deferred cost amortization of $588,000 and $34,000, respectively, was recorded to other non-operating expenses in the Consolidated Statements of Operations with a remaining balance of $2,453,000 and $3,020,000 at December 31, 2007 and 2006, respectively. During the years ended December 31, 2007 and 2006, interest expense, related to the 3.5% annual interest, of $2,800,000 and $583,000, respectively, was recorded to other non-operating expenses in the Consolidated Statements of Operations.

        The existence of the substantial discount on the 2006 Notes causes one of the features, a put option by the holder upon a change of control of deCODE, to be accounted for separately as an embedded derivative. deCODE has assessed the probability of a change in control at December 31, 2007 and 2006 to be remote and accordingly, the value assigned to the derivative is immaterial.

        The fair value of the 3.5% convertible notes at December 31, 2007 and 2006 was approximately $153,768,000 and $170,756,000, respectively. The fair value of the convertible notes was based on the quoted market prices at December 31, 2007 and 2006.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Mortgage Loan

        deCODE had a mortgage loan with a financial institution for its Woodridge, IL facility with a balance of $5,611,000 at December 31, 2006. The mortgage carried an interest rate of three-month LIBOR + 2.25% (7.62% at December 31, 2006), payable in monthly installments of $26,000 plus interest for two years with a final payment of $4,990,000 due in December 2008. During 2007, in conjunction with the sale and leaseback of the Woodridge facility (see Note 12) this loan was repaid.

Equipment Notes

        The equipment notes consist of various loans for equipment, range in principal amount from $288,000 to $601,000 and are collateralized by the related equipment. The notes are generally payable over a term of 4 years, mature at various dates through May 2010, and have interest rates ranging from 10.27% to 10.95%.

        The fair values of equipment notes at December 31, 2007 and 2006 were approximately $565,000 and $792,000, respectively, as estimated based on quoted market rates for instruments with similar terms and remaining maturities.

Short Term Borrowings

        In July 2007, deCODE entered into an agreement to finance its Directors and Officers insurance premium in the amount of $561,000. The amount is payable monthly with interest at 5.99% with a final payment due in June 2008. At December 31, 2007, $310,000 was due under this agreement and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

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

12. Sale-Leaseback Financings

Woodridge

        In June 2007, deCODE completed a sale and leaseback of its property (land and building) in Woodridge, Illinois. Pursuant to the agreement, deCODE sold the Woodridge property for $25,000,000 in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease, deCODE has two 5-year renewal options with rent at the then prevailing market rate. The lease is an absolute net lease and deCODE will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. deCODE's obligations under the lease are collateralized by a letter of credit in an initial amount of $5,000,000, that may be reduced upon certain conditions. The letter of credit is collateralized by cash equivalents held in a restricted account ($5,050,000) at December 31, 2007).

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

        Concurrent with the sale and leaseback of Woodridge, deCODE paid the existing mortgage loan ($5,430,000) which had been collateralized by the Woodridge property (See Note 11).

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

        deCODE has leased the Sturlugata 8 property back under a 15 year non-cancelable lease agreement at a rent of 21.4 million Icelandic kronas per month ($345,000 as of December 31, 2007), subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

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

        deCODE has leased the Krokhals 5D and 5E property back under a 15 year non-cancelable lease agreement at a rent of 4.1 million Icelandic krona per month ($66,000 as of December 31, 2007), subject to changes based on the Icelandic consumer price index. The lease is an operating lease and, as a result, Icelandic krona denominated rent will be included in operating expenses over the 15 year term of the lease agreement.

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

13. Commitments and Contingencies

Leases and Finance Obligation

        deCODE leases certain property, equipment and other assets under non-cancelable leases that expire at varying dates through 2024. In June 2007, deCODE sold and leased back its facility in Woodridge, Illinois. This sale and leaseback was accounted for as a financing due to continuing involvement in the form of a collateralized letter of credit.

        At December 31, 2007, future minimum lease payments under all non-cancelable leases are as follows:

	Operating Leases	Capital Leases	Finance Obligation
	(in thousands)
2008	$6,172	$3,413	$1,990
2009	6,021	2,244	2,034
2010	5,926	—	2,085
2011	5,920	—	2,137
2012	5,903	—	2,191
Thereafter	41,577	—	29,291

Total minimum payments	$71,519	5,657	39,728

Less amount representing interest		300	15,014

Present value of future minimum payments		5,357	24,714
Less: current portion		3,155	569

Long-term portion		$2,202	$24,145

        Total rent expense for operating leases was $3,850,000, $3,452,000 and $2,888,000 in the years ended December 31, 2007, 2006 and 2005 respectively. For the years ended December 31, 2007, 2006

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

and 2005 the amount reflects the amortization of the deferred gain on sale-leaseback of properties of $1,938,000, $1,938,000 and $1,583,000, respectively.

Other Commitments

        Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5,000,000, with the timing of payments not determinable at the current time.

        deCODE's obligations under the Woodridge sale-leaseback are collateralized by a letter of credit in an initial amount of $5,000,000, that may be reduced upon certain conditions. The letter of credit is collateralized by cash equivalents held in a restricted account ($5,050,000) at December 31, 2007).

        In the event of a change in control, deCODE's Change in Control Benefits Plan (adopted November 2007) requires deCODE to make a lump sum payment to the CEO and reporting officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that the probability of these circumstances transpiring is remote, as such no charge has been recognized in its Statements of Operations. As of December 31, 2007, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6,343,000 (calculated as of December 31, 2007).

Guarantees

        When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these future payments as of December 31, 2007.

Indemnification

        deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of December 31, 2007.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

14. Litigation

        Other than claims and legal proceedings that arise form time to time in the ordinary course of business which are not material, deCODE has no pending legal proceedings except as follows:

        On or about April 20, 2002, an amended class action complaint, captioned In re deCODE genetics, Inc. Initial Public Offering Securities Litigation (01 Civ. 11219(SAS)), alleging violations of federal securities laws in connection with deCODE's initial public offering was filed in the United States District Court for the Southern District of New York (the "District Court") on behalf of certain purchasers of deCODE common stock. The complaint names deCODE, two individuals who were executive officers of deCODE at the time of its initial public offering (the "Individual Defendants"), and the two lead underwriters (the "Underwriter Defendants") for our initial public offering in July 2000 (the "IPO") as defendants. deCODE is aware that similar allegations have been made in hundreds of other lawsuits filed (many by some of the same plaintiff law firms) against numerous underwriter defendants and issuer companies (and certain of their current and former officers) in connection with various public offerings conducted in recent years. All of the lawsuits that have been filed in the Southern District of New York have been consolidated for pretrial purposes before United States District Judge Shira Scheindlin. Pursuant to the underwriting agreement executed in connection with our IPO, deCODE has demanded indemnification from the Underwriter Defendants. The Underwriter Defendants have asserted that our request for indemnification is premature.

        Pursuant to an agreement the Individual Defendants have been dismissed from the case without prejudice.

        On July 31, 2003, deCODE's Board of Directors (other than our Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE's insurers to the settlement, and the completion of acceptable final settlement documentation. A settlement fairness hearing was held on April 24, 2006. On June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the "focus cases" and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus case moved to dismiss the second consolidated amended class action complaints. Briefing on the motion to dismiss was completed in January 2008, and briefing on the class certification motion is scheduled to be complete in April 2008.

        Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of this matter. While deCODE's expenses in this matter to date have been paid primarily by its insurers, if deCODE were required to pay significant monetary damages as a result of an adverse determination in this matter (or any other lawsuits alleging similar claims filed against deCODE and deCODE's directors and officers in the future), deCODE's business could be significantly harmed. Even if such litigation concludes in deCODE's favor, deCODE may be required to expend significant

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from this litigation and no amounts have been provided for it in deCODE's financial statements.

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

        As discussed in Note 11, deCODE's 2006 Notes contain an embedded derivative that would require bifurcation. deCODE has assessed the probability of a change in control as remote and accordingly, the value of the embed derivative was determined to be immaterial.

16. Stockholders' Deficit

Common Stock

        In May 2007, deCODE increased its number of authorized common shares to 150,000,000, $0.001 par value common stock. Holders of shares of common stock are entitled to one vote at all meetings of stockholders for each share held by them. The common stock has no preemptive rights or other rights to subscribe for additional shares, no conversion right and no right of redemption. Subject to the rights and preferences of the holders of any preferred stock, the holders of the common stock are entitled to receive such dividends as, when and if declared by the Board of Directors out of funds legally available for that purpose.

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

        In December 2005, deCODE filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the issuance and sale from time to time of debt and equity securities either individually or in units, in one or more offerings, with a total value of up to $100 million. In July 2006 deCODE completed the sale of 6,000,000 shares of common stock at a purchase price of $5.00 per share, for aggregate net proceeds, after costs of the transaction, of $27,724,000.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Preferred Stock

        At December 31, 2007, deCODE had 6,716,666 shares of undesignated preferred stock authorized and no shares issued or outstanding. In respect of the undesignated shares of preferred stock, deCODE's Board of Directors is authorized, except as otherwise limited by Delaware law, without further action by the stockholders to:

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

        In May 2002, deCODE issued warrants to purchase 933,800 shares of common stock at an exercise price of $15.00 per share in conjunction with the issuance of debt. These warrants expired unexercised in the year ended December 31, 2007.

        In February 2004, deCODE issued a warrant to purchase 1,724,257 shares of common stock at $29.00 per share over five years to Merck in connection with a Stock and Warrant Purchase Agreement. The warrant is exercisable at Merck's option as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement. Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. As of December 31, 2007, warrants to purchase 689,704 shares of common stock remained outstanding (none exercisable at December 31, 2007).

        Warrant activity is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
Outstanding at beginning of year	2,385,022	2,729,873	3,124,724
Issued	—	—	—
Exercised	(250,000)	—	(47,222)
Cancelled	(1,278,651)	(344,851)	(347,629)

Outstanding at end of year	856,371	2,385,022	2,729,873

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        A summary of the exercisable deCODE warrants as of December 31, 2007, is as follows:

Common Shares Issuable for	Exercise Price Per Share	Warrant Expiration Date
55,555	$3.00	February 5, 2008 (exercised in February 2008)
55,556	3.00	May 20, 2009
55,556	4.00	February 10, 2010

166,667

Equity Incentive Plans

        In May 2006, deCODE adopted the deCODE genetics, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of up to 4,000,000 shares of common stock to employees, consultants and non-employee directors in the form of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights (SARs). deCODE also maintains the deCODE genetics, Inc. 1996 and 2002 Equity Incentive Plans (together with the 2006 Plan, the "Plans") that provide for the grant for awards to employees, members of the Board of Directors, consultants and other advisors who are not employees. The 1996 Equity Incentive Plan expired in July 2006. A total of 10,000,000 shares were originally reserved for grants of options and restricted stock under the terms of the 1996 and 2002 Equity Incentive Plans.

        The equity incentive Plans are administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the type and term of each award, the award exercise or purchase price, if applicable, the number of shares underlying each award granted and the rate at which each award becomes vested or exercisable. Incentive stock options may be granted only to employees of deCODE at an exercise price per share of not less than the fair market value per share of common stock on the day before the grant and with a term not to exceed ten years from date of grant. Nonqualified stock options may be granted to any officer, employee, director, consultant or advisor at a per share exercise price in such amount as the Compensation Committee may determine. Generally each employee option grant vests twenty-five percent on the first anniversary date of an employee's commencement of employment and 1/48th of the original grant each month thereafter for the following three years. Upon exercise of options, shares are issued from the pool of registered shares under the Plans.

        The Compensation Committee may also grant restricted stock and other stock-based awards on such terms and conditions as it may determine, which may include deCODE's right to repurchase the unvested underlying stock upon termination of the holder's employment.

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

        As of December 31, 2007, 1,068,578 shares were available for grant under the Plans.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        A summary of stock option activity is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2004	4,689,942	$8.05

Granted	592,333	8.85
Exercised	(102,860)	4.27
Cancelled	(476,713)	6.64

Outstanding at December 31, 2005	4,702,702	$8.38

Granted	974,194	7.24
Exercised	(176,067)	4.99
Cancelled	(525,755)	9.68

Outstanding at December 31, 2006	4,975,074	$8.14

Granted	3,345,000	3.48
Exercised	(73,221)	2.02
Cancelled	(473,294)	8.09

Outstanding at December 31, 2007	7,773,559	$6.19	7.24	$1,037

Vested and expected to vest at December 31, 2007	7,499,335	$6.42	7.19	$994
Exercisable at December 31, 2007	4,272,160	$7.75	5.91	$448

        The aggregate intrinsic value of options outstanding and options exercisable represents the total pre-tax intrinsic value, based on deCODE's closing stock price of $3.68 as of December 31, 2007 (the last trading day for the year ended December 31, 2007), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was 690,098.

        The aggregate intrinsic value of options exercised under the Plans determined as of the date of option exercise was $128,000, $528,000 and $461,000 during the years ended December 31, 2007, 2006, and 2005, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $3.46, $4.34 and $8.90, per share, respectively. Cash received from option exercises for the years ended December 31, 2007 and 2006 and 2005 was $147,000, $870,000 and $439,000, respectively.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Life
Exercise Price	Number of Shares	Weighted Average Exercise Price		Number of Shares	Weighted Average Exercise Price
	(In years)
$1.71 to $3.38	584,849	$2.91	8.01	232,349	$2.20
$3.45 to $3.45	2,429,191	3.45	8.94	457,749	3.45
$3.46 to $8.06	1,977,392	6.10	7.15	1,061,784	7.01
$8.13 to $8.96	1,833,381	8.78	5.59	1,813,381	8.78
$9.21 to $24.56	948,746	10.46	5.81	706,897	10.84

$1.71 to $24.56	7,773,559	$6.19	7.24	4,272,160	$7.75

Stock-based Compensation

        Effective January 1, 2006 deCODE adopted SFAS 123R using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to deCODE's employees and directors. deCODE's financial statements as of and for years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, deCODE's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in deCODE's Consolidated Statement of Operations during the year ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, deCODE elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        For the years ended December 31, 2007 and 2006, deCODE recorded stock-based compensation expense, net of estimated forfeitures, which were allocated based on the functional cost center of each employee as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In thousands, except per share amounts)
Operating Expenses:
Cost of revenue	$799	$612
Research and development	1,830	1,670
Selling, general and administrative	3,920	2,232

Total stock-based compensation expense	$6,549	$4,514

Per basic and diluted share	$0.11	$0.08

        As stock-based compensation expense recognized for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, the compensation expense recognized for all share-based awards is net of estimated forfeitures. deCODE estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to stock-based compensation expense may be required in future periods.

        As of December 31, 2007, there was $8,645,000 of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock awards. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.88 years.

        Prior to the adoption of SFAS 123R, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, deCODE applied the accounting rules under APB 25, which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss per share if deCODE had applied the fair value recognition provisions of SFAS 123R to awards granted under deCODE's stock-based compensation plans prior to the adoption of this standard:

Year Ended December 31, 2005
(In thousands, except per share amounts)
Net loss attributable to common stockholders—as reported	$(62,750)
Add: Stock-based employee compensation expense included in reported net loss	441
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(5,347)

Net loss attributable to common stockholders—proforma	$(67,656)

Basic and diluted net loss per share as reported—as reported	$(1.17)
Basic and diluted net loss per share—proforma	(1.26)

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        The employee stock-based compensation recognized under SFAS 123R and presented in the pro forma disclosures required under SFAS 123 was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows.

	Year Ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	64.3%	65.9%	80.0%
Expected option life (in years)	5.5	5.1	5.0
Risk-free interest rate	4.4%	4.7%	4.1%

        deCODE estimates the expected term of the options based on historical patterns by employees with respect to exercise and post vesting employment termination behaviors. Beginning on January 1, 2006, expected volatility is based on deCODE's historical volatility and is calculated using a weighted average of the volatility over a period equal to the expected term of the award and the most recent one year volatility. deCODE bases the risk-free interest rate used on the implied yield currently available on the U.S. Treasury zero-coupon issues with an equivalent term. As deCODE does not pay dividends, the dividend rate variable in the Black-Sholes model is zero.

Restricted Stock

        deCODE's Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The stock-based compensation expense for these awards is determined based on the market price of deCODE's stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the period the restrictions lapse.

        The following table represents restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares outstanding, December 31, 2004	—	$—

Restricted shares issued	57,944	9.08
Restricted shares vested	(5,957)	7.05

Unvested restricted shares outstanding, December 31, 2005	51,987	$9.31

Restricted shares issued	7,588	7.38
Restricted shares vested	(7,678)	7.29

Unvested restricted shares outstanding, December 31, 2006	51,897	$9.33

Restricted shares issued	16,184	3.46
Restricted shares vested	(14,035)	3.99

Unvested restricted shares outstanding, December 31, 2007	54,046	$8.96

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        The weighted average remaining contractual term for restricted stock awards was 0.5 years at December 31, 2007.

        In 2007, 2006 and 2005, deCODE granted 16,184, 7,588 and 7,944 shares, respectively to its Audit Committee members. These grants remain subject to the right of deCODE to repurchase the shares in certain circumstances through a period of one-year from grant date. During the years ended December 31, 2007, 2006 and 2005, deCODE recognized expense of $56,000, $56,000 and $36,000 related to these grants, respectively.

        In 2005, deCODE granted 50,000 shares to an executive officer. This grant remains subject to the right of deCODE to repurchase the shares in certain circumstances until July 2008. During the years ended December 31, 2007, 2006 and 2005, deCODE recognized expense of $157,000, $157,000 and $73,000, respectively.

        In 2004, deCODE granted a stock award to a consultant for 15,000 shares. deCODE recognized expense of $104,000 in 2004 related to this grant based on the fair market value of common stock on the date of grant. These shares were issued in January 2005.

17. Defined Contribution Benefits

        deCODE contributes to relevant pension organizations for personnel in Iceland in accordance with Icelandic law and employment practices. Certain other discretionary contributions may be made. Contributions are based on employee salaries paid and deCODE has no further liability in connection with these plans. Total contributions were $2,686,000, $2,231,000 and $2,120,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

        deCODE maintains 401(k) pension plans available to eligible full-time employees in the United States. deCODE made contributions of $317,000, $319,000 and $273,000 for the years ended December 31, 2007, 2006 and 2005 to these plans.

18. Income Taxes

        Deferred income taxes include the net effects of temporary differences between the carrying amounts for assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        deCODE's deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
	(In thousands)
Loss carryforwards	$95,845	$73,061
Capitalized research and development costs	23,667	18,564
Deferred revenue	1,167	1,429
Fixed asset depreciation	261	4,340
Intangible assets/patents	(78)	(186)
Other deferred tax assets	3,466	750

Total deferred tax asset, net	124,328	97,958
Valuation allowance	(124,328)	(97,958)

	$—	$—

        The table below reconciles the expected U.S. federal income tax rate to the recorded income tax rate:

	For the Years Ended December 31,
	2007	2006	2005
Income taxes at federal statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(1.0)	(0.9)	(0.2)
Non-deductible equity compensation	2.4	0.5	0.3
Foreign rate differential	12.4	13.4	14.8
Foreign currency adjustment	(7.7)	(0.8)	2.6
Other	(0.1)	(0.3)	2.1
Net change in valuation allowance	28.0	22.1	14.4

	0.0%	0.0%	0.0%

        Pre-tax U.S. losses were $21,400,000, $13,653,000 and $7,986,000 and pre-tax Icelandic losses were $74,125,000, $71,820,000 and $54,764,000 in 2007, 2006 and 2005, respectively. As of December 31, 2007, deCODE had U.S. federal net operating loss ("NOL") carryforwards of approximately $61,773,000 that may be available to offset future U.S. federal income tax liabilities and expire at various dates through 2027. As of December 31, 2007, deCODE's Icelandic subsidiaries had NOL carryforwards of approximately $398,069,000 and expire at various dates through 2017. Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which are comprised principally of net operating loss carryforwards and capitalized research and experimentation costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Adoption of FASB Interpretation No. 48

        Effective January 1, 2007, deCODE adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return.

        Since the IRS has the ability to adjust the amount of a net operating loss utilized on a tax return, all tax years are open until the Company begins utilizing its net operating losses. In Iceland, the statute of limitations is six years so the Icelandic taxing authorities can reassess the tax back to 2002. In addition, open tax years related to states remain subject to examination but are not considered material.

        deCODE does not expect its unrecognized tax benefits to change significantly over the next 12 months. The statute of limitations for federal, state, and Iceland tax purposes are generally three, four, and six years respectively; however, deCODE continues to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. All years since deCODE's inception are open to tax examinations.

19. Other non-operating income and (expense), net

        In June 2007, deCODE entered into a legal settlement to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that deCODE would be paid $9,000,000, which was received by deCODE during the year ended December 31, 2007. deCODE recognized $9,000,000 of the settlement amount during the year ended December 31, 2007, net of related expenses of $785,000.

        During the fourth quarter of 2007, deCODE recognized an other-than-temporary-loss on investments in auction rate securities (See Note 6). Although the auction rate securities continue to pay interest according to their stated terms, based on third party valuation models and an analysis of other-than-temporary impairment factors, deCODE recorded an impairment charge of $7,752,000 for the year ended December 31, 2007, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

20. Selected Quarterly Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2007
Revenue	$8,554	$7,614	$10,892	$13,343
Operating loss	21,216	22,865	22,223	21,275
Net loss	22,625	16,228	24,248	32,425
Basic and diluted net loss per share	(0.37)	(0.27)	(0.40)	(0.53)
2006
Revenue	$10,133	$10,360	$8,566	$11,451
Operating loss	20,501	17,698	23,907	22,358
Net loss	20,273	18,343	23,632	23,225
Basic and diluted net loss per share	(0.37)	(0.34)	(0.40)	(0.38)

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

        (b)    Changes in Internal Controls.    We are continuously seeking to improve the efficiency and effectiveness of our internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm, Deloitte & Touche LLP, which audited the financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2007. This report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, is included below under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
deCODE genetics, Inc.

        We have audited the internal control over financial reporting of deCODE genetics, Inc and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 17, 2008

Item 9B.    Other Information

        Not applicable

PART III

Item 10.    Directors and Executive Officers of the Registrant

        For information concerning this item, see the information under "Election of Directors," "Executive Officers Who are Not Directors, "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed with respect to our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation

        For information concerning this item, see the information under "Executive Compensation" in our Proxy Statement to be filed with respect to our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed with respect to our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        For information concerning this item, see the information under "Certain Relationships" and "Election of Directors" in our Proxy Statement to be filed with respect to our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        For information concerning this item, see the information under "Ratification of the Appointment of our Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with respect to our 2008 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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
Dated: March 17, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KARI STEFANSSON Kari Stefansson	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 17, 2008
/s/ LANCE THIBAULT Lance Thibault	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 17, 2008
/s/ J. NEAL ARMSTRONG J. Neal Armstrong	Director	March 17, 2008
/s/ JAMES BEERY James Beery	Director	March 17, 2008
/s/ TERRANCE MCGUIRE Terrance McGuire	Director	March 17, 2008
/s/ LINDA BUCK Linda Buck	Director	March 17, 2008
/s/ BIRGIT STATTIN NORINDER Birgit Stattin Norinder	Director	March 17, 2008
/s/ EARL M. COLLIER, JR. Earl M. Collier, Jr.	Director	March 17, 2008
/s/ PETER GOODFELLOW Peter Godfellow	Director	March 17, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
3.3
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 30, 2002 (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on November 14, 2002).
3.4
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 11, 2007 (Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007).
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
4.4
Indenture dated as of April 14, 2004 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011) (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-116543) which was filed on June 16, 2004).
4.5
Registration Rights Agreement dated as of April 14, 2004 between deCODE genetics, Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the Initial Purchasers (Incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2004).
4.6
Indenture dated as of November 17, 2006 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011) (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 20, 2006).
4.7
Registration Rights Agreement dated as of November 17, 2006 between deCODE genetics, Inc. and Lehman Brothers, Inc. as Representative of the Initial Purchasers (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 20, 2006).
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
10.8	Purchase Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed on May 10, 2005).
10.9	Lease Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005 (Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q filed on May 10, 2005).
10.10*
Employment Agreement between deCODE genetics, Inc. and Daniel L. Hartman, effective as of July 15, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q filed on November 9, 2005).
10.11*	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 1, 2005).
10.12*	2002 Equity Incentive Plan (Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on April 15, 2003).
10.13+
License Agreement, dated as of October 17, 2003, between deCODE genetics, ehf. and Bayer AG (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed on March 15, 2004).
10.14+
License and Research Collaboration Agreement, dated February 25, 2004, between deCODE genetics, ehf. and Merck & Co., Inc. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 15, 2007).
10.15*
Agreement between deCODE genetics, Inc. and J. Neal Armstrong dated as of August 18, 2003 and effective as of October 3, 2003 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2003).

10.16*	2006 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 11, 2006).
10.17
Placement Agency Agreement by and among the Company, Lehman Brothers Inc. and Thomas Weisel Partners LLC dated as of July 13, 2006 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 14, 2006).
10.18	Form of Purchase Agreement between the Company and Certain Purchasers of Common Stock (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2006).
10.19*
Employment Agreement between deCODE genetics, Inc. and Jakob Sigurdsson, dated as of October 25, 2006 (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed on March 15, 2007).
10.20
Purchase Agreement dated November 14, 2006 between deCODE genetics, Inc. and Lehman Brothers, Inc., as Representative of the Initial Purchasers (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 15, 2006).
10.21
Agreement of Purchase and Sale between deCODE Chemistry, Inc and Woodridge Holdings LLC, dated as of February 5, 2007 (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed on March 15, 2007).
10.22*	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007).
10.23*	Form of Non-Qualified Stock Option Agreement under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007).
10.24*	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007).
10.25
Lease dated June 8, 2007 between deCODE Chemistry, Inc. and Woodridge Holdings, LLC and Big T Investments, LLC (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007).
10.26
Guaranty of deCODE genetics, Inc. and MediChem Life Sciences, Inc. dated June 8, 2007 (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007).
10.27
Letter of Credit Reimbursement, Security and Pledge Agreement dated June 8, 2007 among Custodial Trust Company, deCODE Chemistry, Inc. and deCODE genetics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2007).
10.28	deCODE genetics, Inc. Change in Control Benefits Plan (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on November 8, 2007).
21.1	Subsidiaries of deCODE genetics, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

*
Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
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
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
deCODE genetics, Inc. CONSOLIDATED BALANCE SHEETS
deCODE genetics, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS
deCODE genetics, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
deCODE genetics, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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