Form 10-K/A
period 2007-12-31
DECODE GENETICS INC
filed 2008-04-08
CIK 1022974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Æ 354-570-1900 (Registrant’s telephone number, including area code)

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
Yes ☐         No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated file	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐          No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $220,556,970

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 3, 2008.

Class	Number of Shares
Common Stock, $.001 par value	61,747,572

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

EXPLANATORY NOTE

                deCODE genetics, Inc. is filing this Amendment No. 1 on Form 10-K/A for the sole purpose of amending Exhibit 23.1 to the Annual Report on Form 10-K which it filed on March 17, 2008 (the “2007 Form 10-K”).  Exhibit 23.1 as originally  filed contains an erroneous reference to March 14, 2007 as the date of the report of Deloitte & Touche LLP with respect to the consolidated financial statements of deCODE genetics, Inc. and subsidiaries.  The revised Exhibit 23.1 refers to the correct date of March 17, 2008.

                As required by applicable rules, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment No. 1.

                Except as described above, no other revisions or amendments have been made to Part IV, Item 15 or to any other portion of  the 2007 Form 10-K.  This Amendment No. 1 does not reflect events occurring after March 17, 2008, the date of the original filing of the 2007 Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           The following financial statements were included as part of the Annual Report on Form 10-K filed on March 17, 2008:

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

Dated: April 4, 2008

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

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 11, 2007 (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

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

4.4

Indenture dated as of April 14, 2004 between deCODE genetics, Inc. and The Bank of New York (including form of 3.5% Senior Convertible Note due 2011) (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-116543) which was filed on June 16, 2004).

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

10.2	*	1996 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-56996) filed on March 14, 2001).

10.3	*

Form of Non-Statutory Stock Option Agreement, as executed by employees and officers of deCODE genetics, Inc. who received non-statutory stock options (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed April 15, 2003).

10.4	*

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

10.7	*

Form of Employee Confidentiality, Invention Assignment and Non-Compete Agreement executed by certain officers (Incorporated by reference to Exhibit 10.44 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.8		Purchase Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed on May 10, 2005).

10.9		Lease Agreement between Vetrargardurinn ehf. and Festing ehf. dated March 29, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q filed on May 10, 2005).

10.10	*

Employment Agreement between deCODE genetics, Inc. and Daniel L. Hartman, effective as of July 15, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q filed on November 9, 2005).

10.11	*	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 1, 2005).

10.12	*	2002 Equity Incentive Plan (Incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on April 15, 2003).

10.13	+

License Agreement, dated as of October 17, 2003, between deCODE genetics, ehf. and Bayer AG (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 15, 2004).

10.14	+

License and Research Collaboration Agreement, dated February 25, 2004, between deCODE genetics, ehf. and Merck & Co., Inc. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

10.15	*

Agreement between deCODE genetics, Inc. and J. Neal Armstrong dated as of August 18, 2003 and effective as of October 3, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2003)

10.16	*	2006 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 11, 2006).

10.17

Placement Agency Agreement by and among the Company, Lehman Brothers Inc. and Thomas Weisel Partners LLC dated as of July 13, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 14, 2006).

10.18		Form of Purchase Agreement between the Company and Certain Purchasers of Common Stock (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2006).

10.19	*

Employment Agreement between deCODE genetics, Inc. and Jakob Sigurdsson, dated as of October 25, 2006 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 15, 2007).

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

10.22	*	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.23	*	Form of Non-Qualified Stock Option Agreement under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.24	*	Form of Restricted Stock Agreement under 2006 Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.25

Lease dated June 8, 2007 between deCODE Chemistry, Inc. and Woodridge Holdings, LLC and Big T Investments, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.26

Guaranty of deCODE genetics, Inc. and MediChem Life Sciences, Inc. dated June 8, 2007 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.27

Letter of Credit Reimbursement, Security and Pledge Agreement dated June 8, 2007 among Custodial Trust Company, deCODE Chemistry, Inc. and deCODE genetics, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2007).

10.28		deCODE genetics, Inc. Change in Control Benefits Plan (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 8, 2007).

21.1		Subsidiaries of deCODE genetics, Inc. (Previously filed as an exhibit to the originally filed 2007 Form 10-K).

23.1	**	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	**	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Previously furnished as an exhibit to the originally filed 2007 Form 10-K).

+              Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

*              Constitutes a management contract or compensatory plan or arrangement.

**           Filed herewith

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.