Form 10-Q
period 2008-03-31
DECODE GENETICS INC
filed 2008-05-09
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes     ☒ No

The aggregate number of shares of the registrant’s common stock outstanding on April 30, 2008 was 61,802,127 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2008	2007
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,728	$54,172
Investments	—	10,003
Receivables	12,850	9,689
Other current assets	9,608	8,782
Total current assets	65,186	82,646
Investments, non-current	21,712	24,833
Restricted cash equivalents	5,050	5,050
Property and equipment, net	22,065	23,142
Goodwill	10,055	10,055
Intangible assets, net	3,918	4,008
Other long-term assets	6,069	6,474
Total assets	$134,055	$156,208
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,320	$8,618
Accrued expenses and other current liabilities	13,897	12,558
Deferred revenue	10,001	9,133
Current portion of capital lease obligations	3,108	3,155
Current portion of finance obligation on sale-leaseback	590	569
Current portion of long-term debt	229	224
Total current liabilities	36,145	34,257
Deferred revenue	6,219	6,219
Deferred gain on sale-leaseback	23,293	23,778
Capital lease obligations, net of current portion	1,482	2,202
Finance obligation on sale-leaseback, net of current portion	23,994	24,145
Long-term debt, net of current portion	212,387	211,257
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 shares; Issued and outstanding: 61,803,127 and 61,802,127, respectively, at March 31, 2008; Issued and outstanding: 61,745,072, at December 31, 2007	62	62
Additional paid-in capital	490,776	488,963
Notes receivable	(2,456)	(2,536)
Accumulated deficit	(657,879)	(631,214)
Accumulated other comprehensive income	37	(925)
Treasury stock, 1,000 and 0 shares stated at cost at March 31, 2008 and December 31, 2007, respectively	(5)	—
Total stockholders’ deficit	(169,465)	(145,650)
Total liabilities and stockholders’ deficit	$134,055	$156,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)

Revenue	$14,978	$8,554
Operating expenses:
Cost of revenue	14,714	10,918
Research and development	12,653	12,676
Selling, general and administrative	7,211	5,530
Total operating expenses	34,578	29,124
Operating loss	(19,600)	(20,570)
Interest income	1,037	1,991
Interest expense	(4,025)	(3,666)
Other non-operating income (expense), net	(4,077)	(380)
Net loss	$(26,665)	$(22,625)

Basic and diluted net loss per share	$(0.44)	$(0.37)
Shares used in computing basic and diluted net loss per share	61,266	60,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(26,665)	$(22,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,876	1,754
Amortization of deferred gain on sale-leaseback of real estate	(485)	(485)
Stock-based compensation	1,052	1,462
Loss on investments	4,035	—
Foreign currency translation	50	(15)
Amortization of debt discount	1,190	1,266
Amortization of deferred financing costs	405	381
Other	—	(2)
Changes in operating assets and liabilities:
Receivables and other assets	(3,987)	(335)
Accounts payable, accrued expenses and other current liabilities	1,630	456
Deferred revenue	868	1,838
Net cash used in operating activities	(20,031)	(16,305)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(25,334)
Sale of investments	10,000	37,587
Purchase of property and equipment	(709)	(237)
Proceeds from sale of property	—	238
Net cash provided by investing activities	9,291	12,254
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	172	18
Repayment of notes receivable for common stock	75	14
Repayments of debt and capital lease obligations	(951)	(657)
Net cash used in financing activities	(704)	(625)
Net decrease in cash and cash equivalents	(11,444)	(4,676)
Cash and cash equivalents at beginning of period	54,172	21,882
Cash and cash equivalents at end of period	$42,728	$17,206
Supplemental cash flow information:
Cash paid for interest	$462	$224

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

As deCODE advances its genomic services and drug development pipeline it will require significant financial resources. Management is investigating avenues of financing beyond collaborations and licensing arrangements, such as sales of assets, further public or private equity offerings, additional debt financing and other forms of financing. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, deCODE may have to curtail operations or attempt to raise funds on unattractive terms.

2.	Basis of Presentation

In the opinion of deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2008, the results of operations for the three-month periods ended March 31, 2008 and 2007 and cash flows for the three-month periods ended March 31, 2008 and 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005.

3.	Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Genomic services	$4,876	$1,104
Research funding and other service fees	4,552	3,510
Government research contracts and grant funding	4,875	3,360
Milestone payments and other	675	580
Total revenue	$14,978	$8,554

For the three months ended March 31, 2008 and 2007, government research contract and grant revenue from divisions of the United States National Institutes of Health (NIH) constituted 24% and 26%, respectively, of consolidated revenue and grant revenue from the European Community (EC) constituted, 8% and 13%, respectively, of consolidated revenue.

During the three-months ended March 31, 2008 and 2007, deCODE performed services totaling $95,000 and $121,000, respectively, for employers of members of deCODE’s Board of Directors.

4.	Cost of Revenue

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

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended March 31, 2008
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$10,103	$8,127	$1,976
Government research contracts and grant funding	4,875	6,587	(1,712)
Total cost of revenue	$14,978	$14,714	$264

	Three Months Ended March 31, 2007
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$5,194	$5,893	$(699)
Government research contracts and grant funding	3,360	5,025	(1,665)
Total cost of revenue	$8,554	$10,918	$(2,364)

5.	Research and Development

deCODE’s research and development expense consist of the costs of its own proprietary programs, comprised of the following:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Salaries and other personnel costs	$4,813	$4,663
Materials and supplies	2,882	2,672
Contractor services and other third party costs	2,324	2,699
Overhead expenses	1,390	1,448
Depreciation and amortization	914	722
Stock-based compensation	330	472
	$12,653	$12,676

6.	Stock-Based Compensation

Stock-based compensation is included in deCODE’s results of operations as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Operating Expenses:
Cost of revenue	$135	$131
Research and development	330	472
Selling, general and administrative	587	859
Total	$1,052	$1,462

As of March 31, 2008 there was approximately $8,461,000 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.8 years.

deCODE calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended March 31,
	2008	2007

Dividend yield	0%	0%
Expected volatility	63.0%	64.8%
Expected term (in years)	5.3	5.4
Risk-free interest rate	2.7%	4.5%

deCODE estimates the expected term of the options based on historical patterns by employees with respect to exercise and post vesting employment termination behaviors. deCODE’s expected volatility is calculated using a weighted average of the volatility over a period equal to the expected term of the award and the most recent one year volatility. deCODE bases the risk-free interest rate used on the implied rate available on the U.S. Treasury zero-coupon issues with a comparable term. As deCODE does not pay dividends, the dividend variable rate is zero.

The following table summarizes stock option activity for the three-months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In Thousands)
Outstanding at January 1, 2008	7,773,559	$6.19
Granted	958,000	3.02
Exercised	(2,500)	2.11
Forfeited/cancelled	(88,362)	5.98
Outstanding at March 31, 2008	8,640,697	$5.85	7.32	$0
Vested and expected to vest at March 31, 2008	8,331,997	$5.91	7.27	$0
Exercisable at March 31, 2008	4,940,470	$7.22	6.11	$0

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. During the three-months ended March 31, 2008 and 2007, deCODE recognized expense related to restricted stock grants of $54,000 and $53,000, respectively. At March 31, 2008, deCODE had 50,000 unvested restricted shares with a weighted average grant date fair value of $9.40.

7.	Net Loss Per Share

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

	March 31,	March 31,
	2008	2007
	(Shares)
Warrants to purchase shares of common stock	455,965	856,371
Options to purchase shares of common stock	8,640,697	7,278,750
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	435,500	705,497
Convertible shares issuable upon conversion of 3.5% senior convertible notes	16,428,572	16,428,572
Total shares	25,960,734	25,269,190

8.      Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income include foreign currency translation adjustments and unrealized gains and losses associated with investments. The following table presents the calculation of comprehensive income (loss):

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net loss	$(26,665)	$(22,625)
Other comprehensive income (loss):
Foreign currency translation	50	(15)
Recognition of unrealized loss on auction rate securities as other-than-temporary loss	914	—
Unrealized gain (loss) associated with investments	(3)	21
Total comprehensive loss	$(25,704)	$(22,619)

9.      Investments

deCODE’s marketable securities are classified as available for sale and are as follows:

	Cost	Carrying Value	Unrealized Gains (Losses) In OCI
	(In thousands)
March 31, 2008
Auction rate securities (non-current)	$33,500	$21,712	$—

Gross unrealized holding gains and gross unrealized holding losses at March 31, 2008 were $0 and $0, respectively, and at December 31, 2007 were $3,000 and $914,000, respectively, and are included in accumulated other comprehensive income.

March 31, 2008
(In thousand)
Contractual maturity of investments:
Maturing after 10 years	$13,454
No maturity date (perpetual)	8,258
$21,712

At March 31, 2008, deCODE held investments in Auction Rate Securities (“ARS”) with original purchase principal values totaling $33,500,000, all of which are classified as non-current investments on the balance sheet. As of December 31, 2007, deCODE had $38,500,000 invested in ARS, of which $33,500,000 were classified as non-current and $5,000,000 as current investments. Through the auction process deCODE reduced its ARS holdings during the three-months ended March 31, 2008 by selling, at par value, the $5,000,000 ARS security classified in current investments at December 31, 2007.

The non-current investments in ARS held by deCODE are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. deCODE generally invested in these securities for short periods of time as part of its cash management program. However, the recent uncertainties in the credit markets have prevented deCODE and other investors from liquidating holdings of its remaining ARS in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders resulting in multiple failed auctions.

The estimated market value of deCODE’s non current investments in ARS at March 31, 2008 was $21,712,000, which reflects an $11,788,000 adjustment to the principal value of $33,500,000. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $4,035,000 in Other non-operating income (expense), net in the Statements of Operations for the three-months ended March 31, 2008, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. This $4,035,000 charge includes $914,000 related to ARS which deCODE had previously believed to be temporary and accounted for as an unrealized loss at December 31, 2007.

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

10.    Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial public offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in April 2008. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

11.    Fair Value Measurement

On September 6, 2006, Statement of Financial Standard No. 157 Fair Value Measurement, (“SFAS 157”), was issued. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This standard is effective January 1, 2008 for deCODE. In February 2008, the FASB issued FASB Statement of Position, (“FSP”) No. 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP No. 157-2”), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. deCODE adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. The adoption of FAS 157 did not have a material impact on deCODE’s consolidated financial statements. deCODE is evaluating the impact on the non-financial assets and liabilities.

Valuation Hierarchy. SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using:
	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Auction rate securities	$21,712	$—	$—	$21,712

The following table presents deCODE’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2008:

Auction Rate Securities
(In thousands)
Balance at December 31, 2007	$24,833
Transfers to Level 3	—
Total gains (losses):
Included in earnings	(4,035)
Included in other comprehensive income	914
Purchase and settlements (net)	—
Balance at March 31, 2008	$21,712

Valuation Techniques. deCODE’s investments in auction rate securities at March 31, 2008 did not have quoted market prices and are classified within Level 3 of the valuation hierarchy. The valuation models used to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of deCODE’s investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Effective January 1, 2008, deCODE adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on deCODE’s consolidated financial statements.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

Overview

Headquartered in Reykjavik, Iceland, deCODE is a biopharmaceutical company applying its discoveries in human genetics to DNA-based diagnostic tests, consumer genetic analysis services, and drugs for common diseases. Our population approach and resources enable us to isolate genes and drug targets directly involved in the development of many of the diseases which pose the biggest challenges to public health. We are turning these discoveries into a growing pipeline of diagnostic tests and therapeutics taking aim at the causes of disease, not just the signs and symptoms. As these diseases are common and current therapies are of limited effectiveness, we believe that our strategy represents a significant opportunity to create better medicine with major potential — both near- and longer-term — in the global marketplace.

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

In order to optimize our resources and develop products to generate revenue in the near term, we are applying our discoveries and unique expertise in human genetics and genotyping to our molecular diagnostics. Since the beginning of 2007, we have launched five reference laboratory DNA-based diagnostic tests to detect genetic variations that we have linked to increased risk of several common diseases. Such tests can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug. In April 2007,  we began offering deCODE T2™, our first DNA-based diagnostic test, which detects a gene variant we discovered to be associated with increased risk of type 2 diabetes. In July, we introduced our second reference laboratory DNA-based diagnostic test, deCODE AF™, for a gene variant we discovered to be associated with increased risk of atrial fibrillation and stroke. In October, we began offering deCODE MI™, a DNA-based diagnostic test which detects a gene variant which is associated with early-onset heart attack, (myocardial infarction, or MI). Most recently, we launched deCODE ProCa™, which detects eight genetic variants we have linked to increased risk of various types of prostate cancer and deCODE Glaucoma™, which detects three genetic variants we have linked to increased risk of exfoliation glaucoma. All of these tests are offered by deCODE via direct sales efforts to physicians and a dedicated website (www.decodediagnostics.com).

In November 2007, we also launched the first consumer genetic analysis service: deCODEme™. The service takes advantage of deCODE’s leadership in human genetics and its whole-genome genotyping capabilities. Through deCODEme™, subscribers can put themselves in the context of the latest discoveries in genetics, learning what their own DNA says about their ancestry, body —traits such as hair and eye color— as well as whether they have genetic variants that have been associated with higher or lower than average risk of a range of common diseases. This information is continually updated as new discoveries are made, and is presented in subscribers’ secure individual web pages.

Through our chemistry and structural biology units, based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group, which has expertise in drug and disease modeling, designs and implements our Phase 1 and Phase 2 clinical trials. We also actively explore out-licensing, co-development, and partnering opportunities, and in certain programs have brought directly into clinical trials compounds that address targets we have identified through our genetics research but which were originally developed by other companies for other indications.

Over the past year we have also made significant progress in our drug development programs. In 2007 we completed Phase I and Phase IIa clinical studies for DG051, our leukotriene A4 hydrolase inhibitor being developed for the prevention of heart attack. The Phase IIa study examined safety, tolerability and DG051’s impact on the production of leukotriene B4 (LTB4), the pro-inflammatory molecule produced by the branch of the leukotriene pathway that deCODE’s gene discovery work has linked to increased risk of heart attack. The results of our Phase I and Phase IIa trials demonstrated that the compound is well-tolerated at all dose levels tested; has a pharmacokinetic profile suitable for once-a-day dosing; and delivers dose-dependent reductions in LTB4 production in healthy subjects and heart patients alike. We have also successfully completed our reformulation of DG031, our Phase III FLAP inhibitor also being developed for the prevention of heart attack. Given the size and costs associated with pursuing a large cardiovascular indication, we are actively seeking a partner with whom to take the next step in late stage clinical development of our leukotriene program.

DG041 is our novel, first-in-class antagonist of the EP3 receptor for prostaglandins E2, which we are developing as a next-generation oral anti-platelet therapy aimed at preventing arterial thrombosis without increasing bleeding time. In a Phase II clinical trial and additional clinical pharmacology studies completed in 2007, DG041 was shown to dramatically inhibit platelet aggregation as well as platelet activation mediated specifically through vasodilator-stimulated phosphoprotein (VASP), a biomarker useful for measuring platelet activity. These effects were concentration-dependent and were seen irrespective of whether patients were receiving concomitant therapy with aspirin. Importantly, we did not see an increase in bleeding time. We are conducting a second clinical pharmacology study examining the impact of DG041 on top of aspirin and Plavix TM. We expect to release top-line data from this study in the second quarter of 2008. We are concurrently working on a once-daily formulation for DG041, and continue to engage in partnering discussions.

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

deCODE and Illumina, Inc. are working together to develop DNA-based diagnostic kits utilizing deCODE’s gene discoveries in heart attack, type 2 diabetes and breast cancer and Illumina’s platform for SNP genotyping. We expect that the first diagnostic kit to be ready in the first half of 2009. deCODE is also actively exploring drug development partnerships in its most advanced therapeutic programs, in order to spread risk and cost, and to focus resources on the advancement of its diagnostic and drug discovery work and preclinical candidates.

 The goal of our business strategy is to maximize the creation of value from our human genetics, drug discovery, drug development and diagnostics work and to capture that value for the company and its stockholders. Our product development pipeline now includes drug development programs in heart attack and arterial thrombosis, and following the launch of five reference lab tests, we are advancing the development of DNA-based diagnostic tests in breast cancer and deep vein thrombosis among other conditions. Executing on our strategy – advancing and capturing the value of these products while continuing our discovery work in a broad range of common diseases – requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment.

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

We have derived revenues primarily from research funding and other fees from our service customers, as well as from research grants. Milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute another source of our revenues. Our expenses consist primarily of research and development expenses such as salaries and related employee costs, materials and supplies, and contractor services.

We believe that our ongoing work in genetics, the advancement and marketing of our diagnostic programs, and the conduct of clinical trials in our therapeutics programs will require significant ongoing expenditure. In 2007 we continued to advance our drug development programs, successfully completing with DG051 a successful Phase I multiple dose ranging study; a 28 day extension of the multiple dose study; various drug-drug interaction studies and a food effect study, and a Phase IIa trial. We completed a successful Phase IIa trial of DG041 along with a highly informative clinical pharmacology study conducted in the presence and absence of aspirin and we are currently conducting a study that will assess the pharmacology of DG-041 in the presence of clopidogrel and clopidogrel plus aspirin. We also completed two important drug-drug interaction studies that significantly de-risked the further development of DG-041. We have established a Clinical Laboratory Improvement Amendments (CLIA) registered reference laboratory for offering DNA-based diagnostic tests, and expect to follow our recent launches with several other tests we now have in development. We anticipate incurring additional net losses at least through the next several years, due to, in addition to the above-mentioned factors, depreciation and amortization, as well as stock-based compensation and other non-cash charges. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At March 31, 2008, we had $42.7 million in cash and cash equivalents. Together with our investments ($21.7 million) and restricted cash equivalents ($5.1 million), this balance ($69.5 million) is $24.6 million less than at December 31, 2007. As we advance genetic services and our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing beyond collaborations and licensing arrangements, such as sales of assets, further public or private equity offerings, additional debt financing and other forms of financing. In addition to company-specific factors, our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. No assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

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

Our product portfolio and development pipeline

DNA-based diagnostic tests and consumer genetic analysis

We currently offer five DNA-based diagnostic tests for gauging individual risk of several common diseases — all launched since the beginning of 2007 — and have several more such tests in development. We also offer a personal genome analysis service, deCODEme™. We are actively marketing these products and are seeking payor reimbursement for our diagnostic tests. These products and others we now have in development are listed in the table below. The predicted launch dates for those tests still in development are given only as a guide according to our current expectations for each program.

Therapeutic area	Name of product	Launch date
Type 2 diabetes	deCODE T2™	April 2007
Atrial fibrillation/stroke	deCODE AF™	July 2007
Early-onset heart attack/abdominal aortic aneurysm/intracranial aneurysm	deCODE MI™	October 2007
Consumer genetic analysis	deCODEme™	November 2007
Prostate cancer	deCODE ProCa™	February 2008
Exfoliation glaucoma	deCODE Glaucoma™	February 2008
Breast cancer	deCODE BrCa™	Q4 2008

Drug Development Programs

The following is a summary of the development of our drug candidates. Because of uncertainties involved in the drug development process as well as costs related to late-stage clinical development, the actual timing for the events described below may differ materially from that provided in this summary.

•                  We have two compounds in development for the prevention of heart attack. These programs come out of our discovery of major risk variants in two genes encoding proteins in the leukotriene pathway. These variants – in the genes that code for leukotriene A4 Hydrolase (LTA4H) and 5-lipoxygenase activating protein (FLAP) – appear to confer risk in the same way: by causing an up regulation in the production of leukotriene B4, a potent pro-inflammatory molecule that is the end product of one branch of the pathway. The therapeutic goal of both compounds is to inhibit the activity of the pathway, lowering the production of LTB4 and thereby decreasing the inflammatory activity in atherosclerotic plaques and reducing the risk of heart attack. In addition to reducing the risk of heart attack, these drugs may provide benefit in other inflammatory diseases.

DG051, discovered internally by deCODE’s chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. In 2007, we completed our Phase I program, the results of which demonstrated that DG051 was safe and well tolerated at all doses tested, has a pharmacokinetic profile suited for potential once-a-day dosing, and significantly reduces LTB4 levels in a concentration-dependent manner. We also concluded a Phase IIa study in late 2007, which demonstrated safety and tolerability and a significant reduction in LTB4, even at lower doses than were originally considered. deCODE has also in-licensed a FLAP inhibitor from Bayer AG, now known as DG031. Our Phase II clinical studies demonstrated that DG031 was well-tolerated and reduced production of LTB4 in a dose-dependent manner. This effect was seen on top of the effects of the current standard of care, which included statin therapy for a majority of patients in our trials. In 2006 we began a Phase III clinical trial for DG031, a trial which we voluntarily suspended because the drug tablets appeared to dissolve more slowly than anticipated, potentially providing lessening amounts of active drug the longer they were stored. We have successfully reformulated the compound. We are currently seeking a partner with whom to take the next step in development of our leukotriene program.

•  DG041 is being developed as an anti-platelet compound for the prevention of arterial thrombosis. DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR). It has been demonstrated by in vitro studies that PGE2 may have additive stimulatory effects on platelet aggregation beyond those of other potent agonists such as ADP or thromboxane A2, targeted by clopidogrel and aspirin, respectively. The results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied. The compound can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. We completed a successful Phase IIa trial of DG041 along with a highly informative clinical pharmacology study conducted in the presence and absence of aspirin. We also completed key drug-drug interaction studies with DG-041that demonstrated a lack of any relevant interaction by DG-041 on two common routes of drug metabolism. Based on the results of our clinical studies thus far, DG041 appears to be well-tolerated, showing little difference in bleeding events between dosing arms and placebo, and to potentially offer focused means of preventing the formation of thrombi by specifically inhibiting platelet aggregation mediated by EP3. We are currently working on a once-daily formulation. We are conducting a study to assess the pharmacology of DG-041 in the presence of clopidogrel and clopidogrel plus aspirin. We expect to release top-line results from this study in the second quarter of 2008.

•  Among our most advanced preclinical programs, we are pursuing a PDE4 inhibitor program across several indications, a program begun pursuant to our 2004 agreement with Roche.

For our most significant research and development programs we have cumulatively invested $46.4 million, $23.4 million and $15.7 million in our heart attack (myocardial infarction, or MI), arterial thrombosis and stroke programs, respectively, from the beginning of 2003 to date (March 31, 2008). Inception to-date costs are not available as these costs were not historically tracked by program.

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

Furthermore, our strategy includes the option of entering into collaborative arrangements with third parties to participate in the development and commercialization of our products. Entering into collaboration with a partner at any point in the development or commercialization of a product is a business decision. When making this decision we do and will consider, among other matters, the complexity of the indication, the size, complexity and expense of necessary development and/or commercialization efforts, competition in the market and size of the applicable market, an assessment of our own resources–financial and operational, and an assessment of the resources of a potential partner. In the event that we do collaborate on any of the above programs in the future, a partner will have a level of control, which may be significant, over the pre-clinical development or clinical trial process for a product. As a result the completion date of such a partnered program could largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which proprietary drug candidate will be subject to future collaborative arrangements or how such arrangements would affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Acquisitions, Joint Development Programs and In-licensing

As part of our business strategy, we continue to consider joint development programs and merger and acquisition opportunities that may provide us with products in late-stage development, intellectual property.

Illumina.  In May 2006, we entered into a strategic alliance with Illumina, Inc. (“Illumina”) to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs equally and split operating profits from the sales of diagnostic products. Our initial focus will be developing diagnostics for heart attack, breast cancer and type 2 diabetes. Also as part of the agreement, we have installed Illumina’s SNP genotyping platform to carry-out high-density, whole-genome studies utilizing our comprehensive population genetics resources in Iceland, thereby, enabling us to expand our contract scientific services business to offer Illumina’s platform and assay technologies together with our proprietary analytical services for customers.

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

Results of Operations for the Three-Month Periods Ended March 31, 2008 and 2007

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

Financial highlights as of and for the three-month period ended March 31, 2008 include:

• At March 31, 2008, we had $42.7 million in cash and cash equivalents. Together with our investments ($21.7 million) and restricted cash equivalents ($5.1 million), this balance ($69.5 million) is $24.6 million less than at December 31, 2007. The net utilization of our cash in these first three months reflects principally the costs associated with the advancement of our diagnostic and drug development programs as reflected in the $20.0 million of cash we used in operating activities.

• Our research and development expense was $12.7 million for the three-month period ended March 31, 2008 as compared to $12.7 million for the three-month period ended March 31, 2007. Our research and development expense for the quarter reflects the advancement of our drug and diagnostic programs, including costs related to the development and launch of our latest DNA-based diagnostic tests for gauging individual risk of a growing number of common diseases and ongoing gene discovery work that is feeding our diagnostic pipleline and deCODEme services. We also continue to pursue our PDE4 inhibitor program across several indications.

• Our revenue for the three-month period ended March 31, 2008 was $15.0 million as compared to $8.6 million for the three-month period ended March 31, 2007, and increased principally in respect to our genomic services, other research services and in grant funded work. Importantly, our genomic services revenues were $4.9 million in the first quarter of 2008 as compared to $1.1 million in the first quarter of 2007.

• With continuing developments in the global credit and capital markets into 2008, we recognized a further other-than-temporary loss on investments in auction rate securities (“ARS”), classified as non-current investments on our balance sheet at March 31, 2008. The estimated market value of our ARS holdings at March 31, 2008 was $21.7 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $4.0 million during the three-months ended March 31, 2008. This impairment charge includes $0.9 million of impairment determined to be temporary at December 31, 2007.

Revenue

	Three Months Ended March 31,		2008 as Compared to 2007
	2008	2007	$ Change	% Change
	(In thousands, except %)
Revenue	$14,978	$8,554	$6,424	75%

In 2008, our business strategy is focused on emphasizing our core capabilities in human genetics and leveraging those strengths to build on opportunities to generate near-term revenue from products that we already have available; namely our genomic services comprising diagnostics, our consumer genetics service deCODEme and genotyping and other scientific services. At the same time, we plan to advance our early and late stage drug programs through corporate partnerships, and will generate revenue from contract and other service fees. Further, we will continue to leverage our capabilities to continue with and pursue funding in the form of research grants. In the majority of our programs we are pursuing diagnostic and early-stage drug development on our own. Depending on the nature of each prospective business opportunity, the key components of the commercial terms of such arrangements typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; fees for particular services; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

Significant elements of our revenue are summarized as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Genomic services	$4,876	$1,104
Research funding and other service fees	4,552	3,510
Government research contracts and grant funding	4,875	3,360
Milestone payments and other	675	580
	$14,978	$8,554

Increases in our revenue for the three-months ended March 31, 2008 as compared to the same period in 2007 are largely on account of (i) the growth of our genomics business, principally our genotyping and other scientific services, (ii) services provided by our chemistry and structural biology units, and also (iii) an increased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants.

At March 31, 2008 we had $16.2 million in deferred revenue, compared to $15.4 million at December 31, 2007. Of this deferred revenue, $6.2 million relates to our agreement with Merck to conduct information-rich clinical trials in Iceland and, to date, Merck has not selected any compounds for development under the agreement. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Collaborations with our most significant partners include:

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

National Institutes of Allergy and Infectious Diseases (NIAID). In September 2004, deCODE was awarded a five-year $23.9 million contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. deCODE may receive $9.0 million in additional research funding over the remaining term of the agreement.

Cost of Revenue

	Three Months Ended March 31,		2008 as Compared to 2007
	2008	2007	$ Change	% Change
	(In thousands, except %)
Cost of revenue	$14,714	$10,918	$3,796	35%

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

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended March 31, 2008
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$10,103	$8,127	$1,976
Government research contracts and grant funding	4,875	6,587	(1,712)
Total cost of revenue	$14,978	$14,714	$264

	Three Months Ended March 31, 2007
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$5,194	$5,893	$(699)
Government research contracts and grant funding	3,360	5,025	(1,665)
Total cost of revenue	$8,554	$10,918	$(2,364)

Increases in our cost of revenue for the three-months ended March 31, 2008 as compared to the same period in 2007 are largely on account of (i) the growth of our genomics business, principally the growth of scientific services, (ii) services provided by our chemistry and structural biology units, and also (iii) an increased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants. Our cost of revenue in the three-month period ended March 31, 2008 as compared to the same period in 2007 increased chiefly with regard to our usage of chemicals and consumables ($3.3 million). Also, during the three-month period ended March 31, 2007 we performed work ($1.4 million) under a collaboration agreement with F. Hoffmann-La Roche (Roche) and recognized revenue of $0.5 million under that agreement.

Research and Development

	Three Months Ended March 31,		2008 as Compared to 2007
	2008	2007	$ Change	% Change
	(In thousands, except %)
Research and development	$12,653	$12,676	$(23)	0%

Our research and development expense consist of the following:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Salaries and other personnel costs	$4,813	$4,663
Materials and supplies	2,882	2,672
Contractor services and other third party costs	2,324	2,699
Overhead expenses	1,390	1,448
Depreciation and amortization	914	722
Stock-based compensation	330	472
	$12,653	$12,676

Our research and development expense for the first quarter of 2008 reflects the advancement of our drug and diagnostic programs, including costs related to the development and launch of our latest DNA-based diagnostic tests for gauging individual risk of a growing number of common diseases and ongoing gene discovery work that is feeding our diagnostic pipeline and deCODEme service. We also continue to pursue our PDE4 inhibitor program across several indications. With near-term value creation in mind, our core focus in 2008 will be towards building our diagnostics and deCODEme businesses and our genomic services broadly. At the same time, we aim to advance our therapeutics programs through partnerships. With this focus, we believe that our overall investment in research and development for the fiscal year 2008 may be in the range of $35 to $40 million.

Selling, General and Administrative Expense

	Three Months Ended March 31,		2008 as Compared to 2007
	2008	2007	$ Change	% Change
	(In thousands, except %)
Selling, general, and administrative expense	$7,211	$5,530	$1,681	30%

     The increase in our selling, general and administrative expense for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 is principally attributable to contractor costs ($1.1 million) associated with the launch and build-up of our marketing efforts for our diagnostic and deCODEme businesses and legal fees ($0.4 million).

Interest Income

	Three Months Ended March 31,		2008 as Compared to 2007
	2008	2007	$ Change	% Change
	(In thousands, except %)
Interest income	$1,037	$1,991	$(954)	(48)%

Our interest income is a function of both the balance of our cash and investments (which generally have been declining as resources are deployed in operations) and the rate of return we are able to garner under our investment policy (which average rate of return has also been declining of late with prevailing market conditions). We expect to use our cash and investments principally for advancing our discovery and development programs. In the meantime, we will invest the monies received in accordance with our investment policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining competitive returns subject to prevailing market conditions. At present we plan to maintain our portfolio of cash equivalents and investments in government debt securities and money market funds, and to liquidate our holdings of auction rate securities if and when auctions on them begin to clear.

Interest Expense

	Three Months Ended March 31,		2008 as Compared to 2007
	2008	2007	$ Change	% Change
	(In thousands, except %)
Interest expense	$4,025	$3,666	$359	10%

Our interest expense has increased in 2008 as compared to 2007. Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 for which our cash interest payments are approximately $8.1 million on an annual basis. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.6 million for the year ending December 31, 2008.

The June 2007 sale and leaseback of our Woodridge property is being accounted for as a financing and, as such, a portion of our rent payments are charged to interest expense ($0.4 million in Q1 2008).

Other non-operating income (expense), net

	Three Months Ended March 31,		2008 as Compared to 2007
	2008	2007	$ Change	% Change
	(In thousands, except %)
Other non-operating income (expense), net	$(4,077)	$(380)	$(3,697)	(973)%

With continuing developments in the global credit and capital markets into 2008, we recognized an other-than-temporary loss on investments in auction rate securities (“ARS”), classified as non-current investments on our balance sheet at March 31, 2008. The estimated market value of our ARS at March 31, 2008 was $21.7 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $4.0 million during the three-months ended March 31, 2008. This impairment charge includes $0.9 million of impairment determined to be temporary at December 31, 2007. The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

Liquidity and Capital Resources

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($1,032 million from the beginning of 1999 to March 31, 2008). At March 31, 2008, future funding under terms of our existing agreements is approximately $35.6 million excluding milestone payments, royalties and other payments that we may earn under such collaborations. Of the $35.6 million, approximately $27.7 million is expected to be received during the year ending December 31, 2008, with the remaining amount due through 2010.

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

Our cash requirements depend on numerous factors, including the level and timing of our research and development expenditures; our ability: to access the capital markets; to obtain new research and development collaboration agreements; to obtain and maintain contract service agreements in our pharmaceuticals, biostructures, clinical research trials and genomic service groups; expenditures in connection with alliances, license agreements and acquisitions of and investments in complementary technologies and businesses; competing technological and market developments; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; the purchase of additional capital equipment; and capital expenditures at our facilities. Changes in our research and development plans, notably the entry into clinical trials of drugs based on our discoveries, development of our genetic services and marketing thereof or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources.

At March 31, 2008, we had $69.5 million in cash, cash equivalents and investments, including non current investments of $21.7 million and restricted cash equivalents of $5.1 million. At March 31, 2008, we held investments in Auction Rate Securities (“ARS”) with original purchase principal values totaling $33.5 million, which are classified as non-current investments on our balance sheet. We have reduced our holdings of ARS by $5.0 million during the three-months ended March 31, 2008 through the auction process by selling, at par value, the $5.0 million ARS security classified in current investments at December 31, 2007.

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

The estimated market value of our non current investments in ARS at March 31, 2008 was $21.7 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded a further impairment charge of $4.0 million during the three-months ended March 31, 2008, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value and this charge is included in Other non-operating income and (expense), net in our Statements of Operations. This $4.0 million impairment charged includes $0.9 million related to ARS for which deCODE had previously determined to be temporary and accounted for as an unrealized loss at December 31, 2007.

There is a present lack of observable market quotes on the non-current investments in ARS. The valuation models used to value the securities include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The credit and capital markets have continued to be volatile in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments (unrealized and/or realized) to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings. While the current lack of liquidity in the credit and capital markets is impacting our financial flexibility, we do not believe the conditions will have a material impact on our cash flows or our ability to fund our operations during the fiscal year 2008.

Into 2008, our focus remains within the same broad strategic continuity, emphasizing our core capabilities in human genetics and leveraging those assets to build upon the commercial opportunities presented by our diagnostics work and deCODEme. With near-term value creation in mind, our core focus in 2008 will be towards building our genomic services business (which includes diagnostics and deCODEme and our scientific services business). At the same time, we aim to advance our therapeutics programs through partnerships and then through resources we are able to generate from our diagnostics business. We are taking steps to ensure that we have a sustainable operation and have slimmed down elements of our broad operation to focus our resources in line with our goal of having two years of cash on hand. We will continue to analyze other non-core elements of our operations as well as continue to seek efficiencies throughout the organization. With this focus, we believe that our overall net use of cash for the fiscal year 2008 may be in the range of $45 million to $55 million; excluding any major new alliances or treasury activities.

As we advance our genetic services and our drug development pipeline we will require significant financial resources. Given our current financial resources, we are investigating avenues of financing beyond collaborations and licensing arrangements, such as sales of assets, further public or private equity offerings, additional debt financing and other forms of financing. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(20,031)	$(16,305)
Investing activities	9,291	12,254
Financing activities	(704)	(625)
Cash and cash equivalents, at end of period	42,728	17,206

Cash and Cash Equivalents.  At March 31, 2008, we had $42.7 million in cash and cash equivalents. Together with our investments ($21.7 million) and restricted cash equivalents ($5.1 million), this balance ($69.5 million) is $24.6 million less than at December 31, 2007. The net utilization of our cash in 2008 is principally owing to cash used in product development, research and general operations as reflected in the $20.0 million cash we used in operations.

Available cash is invested in accordance with our investment policy having primary objectives of liquidity and safety of principal while generating income from our investments without significantly increasing risk. Our cash is deposited only with financial institutions in Iceland, the United Kingdom and the United States having a high credit standing (A-/A3 or better). We expect to maintain our portfolio of cash equivalents and investments in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining returns subject to prevailing market conditions. At March 31,2008, our cash equivalents and investments are in U.S. Treasury money market funds and auction rate securities. At present, we expect to maintain our portfolio of cash equivalents and investments in government debt securities and money market funds, and to liquidate our remaining holdings of auction rate securities if and when auctions on them begin to clear. At March 31, 2008, our cash and cash equivalents are largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Net cash used in operating activities increased to $20.0 million for the three-months ended March 31, 2008 as compared to $16.3 million for the three-months ended March 31, 2007, the difference is principally due to an increase in our receivables as of March 31, 2008. Cash used in our operations is principally owing to cash used in therapeutic and diagnostic product development, research and general operations as more fully described above.

Investing Activities. Our investing activities have consisted of capital expenditures and the sale of investments in marketable securities, such capital expenditures being principally replacement capital expenditures during the three-months ended March 31, 2008 and 2007. We aim to make only necessary replacement capital expenditures in the near term. Net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities. Net cash of $0.7million was used in financing activities during the three-months ended March 31, 2008, as compared to $0.6 million that was used during the three-months ended March 31, 2007. Financing activities for the three-month periods ended March 31, 2008 and 2007 consisted primarily of ongoing repayment of and installment payments on debt, capital lease and finance obligations amounting to $1.0 million and $0.7 million, respectively.

Contractual Commitments and Off-Balance Sheet Arrangements.  The following summarizes our contractual obligations at March 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$258,175	$8,050	$8,050	$8,050	$234,025	$—	$—
Long-term debt, including interest	553	272	250	31	—	—	—
Capital lease obligations, including interest	5,217	3,254	1,963	—	—	—	—
Finance obligation, including interests	39,239	2,002	2,047	2,098	2,151	2,204	28,737
Operating leases (1)	69,943	6,165	5,990	5,911	5,911	5,852	40,114
Total	$373,127	$19,743	$18,300	$16,090	$242,087	$8,056	$68,851

(1) Balance includes $68.7 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.6 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.1 million.

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These potential payments are not included in the above table.

In November 2007, deCODE adopted a Change In Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and executive officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. Further, these potential payments are not included in the above table. As of March 31, 2008, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6.5 million (calculated as of March 31, 2008).

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only expectations. We cannot assure you that our expectations and assumptions will prove to be correct. We do not intend to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise, except to the extent that the reports we are required to file under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contain such updates or revisions. Actual events or results may differ materially from the forward-looking statements due to a number of factors, including. but not limited to, those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 as updated by Item 1A of Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in the reports we file under the Exchange Act.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Historically, investments have been made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. At March 31, 2008, our investments are in auction rate securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our investments as of March 31, 2008. Changes in interest rates do not affect interest expense incurred on deCODE’s Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in March 2008, the market value of the Convertible Notes was approximately $102.1 million on March 31, 2008.

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

 PART II OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial public offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in April 2008. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors set forth below have been updated to provide data for and as of the quarter ended March 31, 2008.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $26.7 million and $22.6 million for the three months ended March 31, 2008 and 2007, respectively, and $95.5 million for the year ended December 31, 2007, and had an accumulated deficit of $657.9 million at March 31, 2008. We have never generated a profit and we have not generated significant revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to develop our diagnostics and deCODEmeTM products and services, fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. For the three-months ended March 31, 2008 and 2007, government research contract and grant revenues from divisions of the NIH constituted 24% and 26%, respectively, and from the EC constituted, 8% and 13%, respectively, of consolidated revenue.

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

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio

As of March 31, 2008, we had $33.5 million of principal invested in auction rate securities (“ARS”), all of which are classified as non-current investments on our balance sheet. These investments represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade. The estimated market value of our non-current ARS holdings at March 31, 2008 was $21.7 million, which reflects an $11.8 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, we have recorded a further impairment charge of $4.0 million in the first quarter of 2008, which includes $0.9 million related to ARS impairments previously recorded as a temporary or unrealized loss at December 31, 2007.

The credit and capital markets have continued to be volatile in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments, realized or unrealized, to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings. While the current lack of liquidity in the credit and capital markets is impacting our financial flexibility, we do not believe the conditions will have a material impact on our cash flows or our ability to fund our operations during the fiscal year 2008.

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 11, 2007 (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

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

Dated:  May 9, 2008

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 11, 2007 (Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007).

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