Form 10-Q
period 2008-06-30
DECODE GENETICS INC
filed 2008-08-11
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The aggregate number of shares of the registrant’s common stock outstanding on July 31, 2008 was 61,849,584,shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2008	2007
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,238	$54,172
Investments	5,505	10,003
Receivables	11,559	9,689
Other current assets	9,011	8,782
Total current assets	44,313	82,646
Investments, non-current	20,640	24,833
Restricted cash equivalents	5,050	5,050
Property and equipment, net	21,074	23,142
Goodwill	10,055	10,055
Intangible assets, net	3,826	4,008
Other long-term assets	5,659	6,474
Total assets	$110,617	$156,208
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,507	$8,618
Accrued expenses and other current liabilities	11,985	12,558
Deferred revenue	8,887	9,133
Current portion of capital lease obligations	3,060	3,155
Current portion of finance obligation on sale-leaseback	606	569
Current portion of long-term debt	236	224
Total current liabilities	30,281	34,257
Deferred revenue	6,219	6,219
Deferred gain on sale-leaseback	22,809	23,778
Capital lease obligations, net of current portion	748	2,202
Finance obligation on sale-leaseback, net of current portion	23,837	24,145
Long-term debt, net of current portion	213,552	211,257
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 shares; Issued and outstanding: 61,850,584 and 61,849,584, respectively, at June 30, 2008; Issued and outstanding: 61,745,072, at December 31, 2007	62	62
Additional paid-in capital	491,753	488,963
Notes receivable	(2,456)	(2,536)
Accumulated deficit	(676,233)	(631,214)
Accumulated other comprehensive income (loss)	50	(925)
Treasury stock, 1,000 and 0 shares stated at cost at June 30, 2008 and December 31, 2007, respectively	(5)	—
Total stockholders’ deficit	(186,829)	(145,650)
Total liabilities and stockholders’ deficit	$110,617	$156,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenue	$15,026	$7,614	$30,004	$16,168
Operating expenses:
Cost of revenue.	13,432	9,156	28,146	20,074
Research and development	7,964	14,528	20,617	27,204
Selling, general and administrative	7,146	6,795	14,357	12,325
Total operating expenses	28,542	30,479	63,120	59,603
Operating loss	(13,516)	(22,865)	(33,116)	(43,435)
Interest income	452	1,518	1,489	3,509
Interest expense	(4,120)	(3,803)	(8,145)	(7,469)
Other non-operating income and (expense), net	(1,170)	8,922	(5,247)	8,542
Net loss	$(18,354)	$(16,228)	$(45,019)	$(38,853)
Basic and diluted net loss per share	$(0.30)	$(0.27)	$(0.73)	$(0.64)
Shares used in computing basic and diluted net loss per share	61,371	61,005	61,318	60,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,019)	$(38,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,020	3,061
Amortization of deferred gain on sale-leaseback of real estate	(969)	(969)
Stock-based compensation	2,029	2,895
Loss on investments	5,107	—
Foreign currency translation	59	3
Amortization of debt discount	2,416	2,354
Amortization of deferred financing costs	815	798
Changes in operating assets and liabilities:
Receivables and other assets	(2,099)	(3,899)
Accounts payable, accrued expenses and other current liabilities	(3,095)	(1,658)
Deferred revenue	(246)	5,320
Net cash used in operating activities	(37,982)	(30,948)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(5,500)	(101,280)
Sale of investments	10,000	138,188
Purchase of property and equipment	(770)	(1,156)
Change in restricted cash and investments	—	(275)
Proceeds from sale of property and equipment	—	238
Net cash provided by investing activities	3,730	35,715
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	172	52
Repayment of notes receivable for common stock	75	20
Proceeds from property and equipment financing, net of transaction costs	—	23,830
Repayments of debt, capital lease and finance obligations	(1,929)	(6,793)
Net cash (used in) provided by financing activities	(1,682)	17,109
Net (decrease) increase in cash and cash equivalents	(35,934)	21,876
Cash and cash equivalents at beginning of period	54,172	21,882
Cash and cash equivalents at end of period	$18,238	$43,758
Supplemental cash flow information:
Cash paid for interest	$4,929	$4,342
Supplemental schedule of non-cash transactions:
Cancellation of notes receivable and forfeiture of common stock	$—	$61

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

Into 2008, deCODE’s focus remains within the same broad strategic continuity, emphasizing its core capabilities in human genetics and leveraging those assets to build upon the commercial opportunities presented by deCODE’s diagnostics work and deCODEme. With near-term value creation in mind, deCODE’s core focus in 2008 is towards building its genomic services business (which includes diagnostics, deCODEme and scientific services). At the same time, deCODE aims to advance its therapeutics programs through partnerships and then advance its early preclinical programs both through partnerships and resources it may be able to generate from its diagnostics business.

At June 30, 2008, deCODE had $49.4 million of cash, cash equivalents and investments, comprised of $18.2 million of cash and cash equivalents, $5.5 million of current investments in U.S. Treasury Bills, $20.6 million of non-current investments in auction rate securities, and $5.1 million in restricted cash equivalents. As deCODE advances its genomic services businesses and therapeutics programs it will require significant further financial resources. In 2008, management of deCODE has taken steps to slim down elements of deCODE’s broad capabilities to focus its remaining resources. Management of deCODE continues to analyze non-core elements of deCODE’s operations and seek efficiencies throughout the organization. Further, deCODE management is investigating avenues of financing beyond collaborations and licensing arrangements, such as sales of assets, further public or private equity offerings, additional debt financing and other forms of financing. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, deCODE may have to curtail operations or attempt to raise funds on unattractive terms.

2.      Basis of Presentation

In the opinion of deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2008, the results of operations for the three and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. The results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005.

3.      Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Genomic services	$5,120	$982	$9,996	$2,086
Research funding and other service fees	4,678	3,816	9,230	7,326
Government research contracts and grant funding	4,653	2,324	9,528	5,684
Milestone payments and other	575	492	1,250	1,072
Total revenue	$15,026	$7,614	$30,004	$16,168

During the three and six-month periods ended June 30, 2008, deCODE performed services totaling $34,000 and $129,000 for employers of members of deCODE’s Board of Directors. During the three and six-month periods ended June 30, 2007, deCODE performed services totaling $3,000 and $124,000 for employers of members of deCODE’s Board of Directors.

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

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended June 30,
	2008			2007
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$10,373	$7,731	$2,642	$5,290	$5,432	$(142)
Government research contracts and grant funding	4,653	5,701	(1,048)	2,324	3,724	(1,400)
Total	$15,026	$13,432	$1,594	$7,614	$9,156	$(1,542)

	Six Months Ended June 30,
	2008			2007
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$20,476	$15,858	$4,618	$10,484	$11,140	$(656)
Government research contracts and grant funding	9,528	12,288	(2,760)	5,684	8,934	(3,250)
Total	$30,004	$28,146	$1,858	$16,168	$20,074	$(3,906)

5.      Research and Development

deCODE’s research and development expense consists of the costs of its own proprietary programs, comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and other personnel costs	$3,941	$5,138	$8,754	$9,801
Materials and supplies	1,142	3,558	4,024	6,230
Contractor services and other third party costs	1,084	3,350	3,408	6,049
Overhead expenses	956	1,381	2,346	2,829
Depreciation and amortization	489	626	1,403	1,348
Stock-based compensation	352	475	682	947
Total	$7,964	$14,528	$20,617	$27,204

6.      Stock-Based Compensation

     In May 2008, deCODE amended its 2006 Equity Incentive Plan to increase the number of shares of common stock that may be subject to awards thereunder to 10,000,000 shares.

   Stock-based compensation included in deCODE’s results of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Operating Expenses:
Cost of revenue	$115	$131	$250	$252
Research and development	352	475	682	947
Selling, general and administrative	510	827	1,097	1,696
Total	$977	$1,433	$2,029	$2,895

     As of June 30, 2008 there was approximately $7,571,000 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

     deCODE calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Six-Months Ended June 30,
	2008	2007

Dividend yield	0%	0%
Expected volatility	63.6%	64.9%
Expected term (in years)	5.4	5.5
Risk-free interest rate	2.8%	4.5%

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

     The following table summarizes stock option activity for the six-months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In Thousands)
Outstanding at January 1, 2008	7,773,559	$6.19
Granted	1,130,000	2.75
Exercised	(2,500)	2.11
Forfeited/cancelled	(219,050)	6.46
Outstanding at June 30, 2008	8,682,009	$5.74	7.17	$0
Vested and expected to vest at June 30, 2008	8,384,548	$5.80	6.70	$0
Exercisable at June 30, 2008	5,288,999	$7.02	6.13	$0

    deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. During the three and six-months ended June 30, 2008, deCODE recognized expense related to restricted stock grants of $53,000 and $98,000, respectively. During the three and six-months ended June 30, 2007, deCODE recognized expense related to restricted stock grants of $53,000 and $105,000, respectively. At June 30, 2008, deCODE had 85,592 unvested restricted shares with a weighted average grant date fair value of $5.98.

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

	June 30,	June 30,
	2008	2007
	(Shares)	(Shares)
Warrants to purchase shares of common stock	455,965	856,371
Options to purchase shares of common stock	8,682,009	7,492,496
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	471,092	699,738
Convertible shares issuable upon conversion of 3.5% senior convertible notes	16,428,572	16,428,572
	26,037,638	25,477,177

8.      Other non-operating income and (expense), net

During the three and six month periods ended June 30, 2008, deCODE recognized an other-than-temporary-loss on investments in auction rate securities (See Note 10). Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, deCODE recorded an impairment charge of $1,072,000 and $5,107,000 for the three and six-month periods ended June 30, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(18,354)	$(16,228)	$(45,019)	$(38,853)
Other comprehensive income (loss):
Foreign currency translation	9	(8)	59	(22)
Unrealized gain (loss) associated with marketable securities	4	4	916	25
Total comprehensive loss	$(18,341)	$(16,232)	$(44,044)	$(38,850)

10.    Investments

deCODE’s marketable securities are classified as available for sale and are as follows:

	Cost	Carrying Value	Unrealized Gains (Losses) In OCI
	(In thousands)
June 30, 2008

U.S. Treasury Bills (cash and cash equivalents)	$12,163	$12,162	$(1)
U.S. Treasury Bills (current investments)	5,500	5,505	5
Auction rate securities (non-current investments)	33,500	20,640	—

Gross unrealized holding gains and gross unrealized holding losses at June 30, 2008 were $5,000 and $1,000, respectively, and at December 31, 2007 were $3,000 and $914,000, respectively, and are included in accumulated other comprehensive income.

June 30, 2008
(In thousand)
Contractual maturities of non-current investments:
Maturing after 10 years	$13,073
No maturity date (perpetual)	7,567
$20,640

At June 30, 2008, deCODE held investments in Auction Rate Securities (“ARS”) with original purchase principal values totaling $33,500,000, all of which are classified as non-current investments on the balance sheet. As of December 31, 2007, deCODE had $38,500,000 invested in ARS, of which $33,500,000 were classified as non-current and $5,000,000 as current investments. Through the auction process deCODE reduced its ARS holdings during the six-months ended June 30, 2008 by selling, at par value, the $5,000,000 ARS security classified in current investments at December 31, 2007.

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

The estimated market value of deCODE’s non current investments in ARS at June 30, 2008 was $20,640,000, which reflects a $12,860,000 adjustment to the principal value of $33,500,000. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $1,072,000 and $5,107,000 for the three and six-month periods ended June 30, 2008, respectively, in Other non-operating income (expense), net in the Statements of Operations, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. The $5,107,000 charge for the six-month period ended June 30, 2008 includes $914,000 related to ARS which deCODE had previously recognized as temporary and had accounted for as an unrealized loss at December 31, 2007.

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

11.    Sale-Leaseback Financing

In June 2007, deCODE completed a sale and leaseback of its property (land and building) in Woodridge, Illinois. Pursuant to the agreement, deCODE sold the Woodridge property for $25,000,000 in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease, deCODE has two 5-year renewal options with rent at the then prevailing market rate. The lease is an absolute net lease and deCODE will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. deCODE’s obligations under the lease are collateralized by a letter of credit in an initial amount of $5,000,000, that may be reduced upon certain conditions. The letter of credit is collateralized by cash equivalents held in a restricted investment account ($5,050,000 at June 30, 2008).

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

12.    Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification, seeking certification of three separate classes. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial public offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part in eight of the 26 cases, striking the class allegations as to one of the three classes because the proposed class representatives were not a member of the proposed classes. The case against deCODE is one of these eight cases. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

13.    Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using:
	Total Carrying Value at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Auction rate securities	$20,640	$—	$—	$20,640
U.S. Treasury Bills	17,667	17,667	—	—

The following table presents deCODE’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2008:

	Auction Rate Securities
	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In thousands)
Balance at beginning of period	$21,712	$24,833
Transfers to Level 3	—	—
Total gains (losses):
Included in earnings	(1,072)	(5,107)
Included in other comprehensive income	—	914
Purchase and settlements (net)	—	—
Balance at June 30, 2008	$20,640	$20,640

        Valuation Techniques. deCODE’s investments in auction rate securities at June 30, 2008 did not have quoted market prices and are classified within Level 3 of the valuation hierarchy. The valuation models used to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of deCODE’s investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

        Effective January 1, 2008, deCODE adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. deCODE has not elected the fair value option for any financial instruments. The adoption of SFAS 159 did not have a material impact on deCODE’s consolidated financial statements.

14.    Subsequent Event

     On July 1, 2008, deCODE sold its Encode subsidiary (“Encode”) located in Iceland to a related party (an employee) for a nominal amount (100,000 ISK or $1,000 at June 30, 2008). The sale of Encode included the remainder of existing contracts at the date of the sale, immaterial assets and all the employees associated with Encode. For the three and six-month periods ended June 30, 2008, Encode had revenues of $362,000 and $717,000, respectively, and operating expenses of $766,000 and $1,562,000, respectively. For the year ended December 31, 2007, Encode had revenues and operating expense of $795,000 and $2,924,000, respectively.

 ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

Diagnostics. We are applying our discoveries and unique expertise in human genetics and genotyping to our molecular diagnostics. Since April 2007 to date we have launched five reference laboratory DNA-based diagnostic tests to detect genetic variations that we have linked to increased risk of several common diseases:

•      deCODE T2™ - which detects a gene variant we discovered to be associated with increased risk of type 2 diabetes.

•      deCODE AF™ - which detects a gene variant we discovered to be associated with increased risk of atrial fibrillation and stroke

•      deCODE MI™ - which detects a gene variant which is associated with early-onset heart attack, (myocardial infarction, or MI)

•      deCODE ProCa™ - which detects eight genetic variants we have linked to increased risk of various types of prostate cancer

•      deCODE Glaucoma™ - which detects three genetic variants we have linked to increased risk of exfoliation glaucoma

Such tests can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug. Beginning in 2008, deCODE initiated billing to insurance companies and has received reimbursement from several health insurance companies. All of our diagnostic tests are offered by deCODE via direct sales efforts to physicians through our sales force in the United States; through marketing collaborations with other organizations in the U.S. and other countries; as well as through our dedicated diagnostics website, www.decodediagnostics.com. deCODE also has an alliance with Illumina, Inc. to develop DNA-based diagnostic kits utilizing deCODE’s gene discoveries in heart attack, type 2 diabetes and breast cancer and Illumina’s platform for SNP genotyping.

deCODEme™. In November 2007, we launched the first consumer genetic analysis service: deCODEme™. This service takes advantage of deCODE’s leadership in human genetics and its whole-genome genotyping capabilities and is CLIA registered for analytical and clinical validation. Through deCODEme™, subscribers can put themselves in the context of the latest discoveries in genetics, learning what their own DNA says about their ancestry, certain physical traits, as well as whether they have genetic variants that have been associated with higher or lower than average risk of a range of common diseases. This information is continually updated as new discoveries are made, and is presented in subscribers’ secure individual web pages. deCODEme is offered through a dedicated website, www.decodeme.com.

Drug Development

Through our chemistry and structural biology units, based in the United States, we are able to discover novel small-molecule therapeutic compounds, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group, which has expertise in drug and disease modeling, designs and implements our Phase 1 and Phase 2 clinical trials. We continue to actively explore out-licensing, co-development, and partnering opportunities, and in certain programs have brought directly into clinical trials compounds that address targets we have identified through our genetics research but which were originally developed by other companies for other indications. deCODE is actively exploring drug development partnerships in its most advanced therapeutic programs, in order to spread risk and cost, and to focus resources on the advancement of its diagnostic and drug discovery work and preclinical candidates.

Our lead drug development programs include:

•      DG041 for the prevention of arterial thrombosis. DG041 is our novel, first-in-class antagonist of the EP3 receptor for prostaglandins E2, which we are developing as a next-generation oral anti-platelet therapy aimed at preventing arterial thrombosis without increasing bleeding time. In a Phase II clinical trial and additional clinical pharmacology studies completed in 2007, DG041 was shown to dramatically inhibit platelet aggregation as well as platelet activation mediated specifically through vasodilator-stimulated phosphoprotein (VASP), a biomarker useful for measuring platelet activity. These effects were concentration-dependent and were seen irrespective of whether patients were receiving concomitant therapy with aspirin. Importantly, we did not see an increase in bleeding time. During the second quarter of 2008, we completed a second clinical pharmacology study examining the impact of DG041 on top of aspirin and Plavix TM, the results of which show that DG041 blocks platelet aggregation and does not increase bleeding time when given alone, in combination with Plavix TM, or in combination with Plavix™ and aspirin. We are concurrently working on a controlled release formulation for DG041 and also continue to engage in partnering discussions.

•      DG051 and DG031 for the prevention of heart attack. In 2007 we completed Phase I and Phase IIa clinical studies for DG051, our leukotriene A4 hydrolase inhibitor being developed for the prevention of heart attack. The Phase IIa study examined safety, tolerability and DG051’s impact on the production of leukotriene B4 (LTB4), the pro-inflammatory molecule produced by the branch of the leukotriene pathway that deCODE’s gene discovery work has linked to increased risk of heart attack. The results of our Phase I and Phase IIa trials demonstrated that the compound is well-tolerated at all dose levels tested; has a pharmacokinetic profile suitable for once-a-day dosing; and delivers dose-dependent reductions in LTB4 production in healthy subjects and heart patients alike. We have also successfully completed our reformulation of DG031, our Phase III FLAP inhibitor also being developed for the prevention of heart attack. Given the size and costs associated with pursuing a large cardiovascular indication, we are actively seeking a partner with whom to take the next step in late stage clinical development of our leukotriene program.

•      PDE4 inhibitors. deCODE is conducting drug discovery work on its PDE4 program, the most advanced of its preclinical programs. It has been well-established that PDE4 inhibitors—a well-accepted target for a broad range of common diseases, including asthma, COPD, cognitive disorders and vascular disease—have been difficult to clinically develop since a common side effect is emesis and nausea. Our platform has led to the development of several lead series of compounds which demonstrated efficacy in a range of animal experiments while avoiding the common side effect. We plan to file an IND this year on a compound from this program and are investigating partnership opportunities for clinical development.

The goal of our business strategy is to maximize the creation of value from our human genetics, drug discovery, drug development and diagnostics work and to capture that value for the company and its stockholders. Executing on our strategy – advancing and capturing the value of our products while continuing our discovery work in a broad range of common diseases – requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment.

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

We have derived revenues primarily from genomic services, research funding and other fees from our service customers, as well as from research grants. Milestone payments and upfront, exclusivity, technology-access and technology-development fees under our collaboration agreements constitute another source of our revenues. Our expenses consist primarily of research and development expenses such as salaries and related employee costs, materials and supplies, and contractor services.

We believe that our ongoing work in genetics, the advancement and marketing of our diagnostic programs, and the conduct of clinical trials in our therapeutics programs will require significant ongoing expenditure. We anticipate incurring additional net losses at least through the next several years as we work to develop and bring our products to market. We expect that our revenues and losses will fluctuate from quarter to quarter and that such fluctuations may be substantial, especially because progress in our scientific work and milestone payments that are related to progress can fluctuate between quarters. We do not believe that comparisons of our quarter-to-quarter performance are a good indication of future performance.

At June 30, 2008, we had $49.4 million of cash, cash equivalents and investments, comprised of $18.2 million of cash and cash equivalents, $5.5 million of current investments in U.S. Treasury bills, $20.6 million of non-current investments in auction rate securities, and $5.1 million of restricted cash equivalents. This balance is $44.7 million less than at December 31, 2007. As we advance genetic services and our drug development pipeline we will require significant additional capital for product development and so we will continue to investigate additional avenues of financing beyond collaborations and licensing arrangements, such as sales of assets, further public or private equity offerings, additional debt financing and other forms of financing. In addition to company-specific factors, our ability to obtain capital in the future will be affected by conditions in the global financial markets and in the pharmaceutical industry. No assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

Our product portfolio and development pipeline

     DNA-based risk-predictive diagnostic tests and consumer genome analysis

     We currently offer five DNA-based diagnostic tests for gauging individual risk of several common diseases — all launched since the second quarter of 2007 — and have several more such tests in development. We also offer a personal genome analysis service, deCODEme™. We are actively marketing these products and are seeking payor reimbursement for our diagnostic tests. These products and others we now have in development are listed in the table below. The predicted launch dates for those tests still in development are given only as a guide according to our current expectations for each program.

Indication	Product	Launch date	Milestones / Highlights
Type 2 diabetes	deCODE T2™	April 2007	• High-risk pre-diabetics receive earlier lifestyle and pharmacologic intervention • Validated in more than 60 populations
Atrial fibrillation/stroke	deCODE AF™	July 2007

•      Post-stroke/TIA patients at risk of AF to obtain additional cardiac monitoring

•      Patients with intermittent AF, family history and CHF to obtain additional cardiac monitoring

•      Validated in more than 10 populations

Early-onset heart attack/abdominal aortic aneurysm/intracranial aneurysm	deCODE MI™	October 2007	• Risk of early-onset MI to seek CVD assessment or prevention management • Validated in more than 25 populations
Personal genome scan	deCODEme™	November 2007	• Launched with variants in 18 conditions; currently 30 conditions
Prostate cancer	deCODE ProCa™	February 2008

•      Validated common risk variants that are linked to more than 50% of all prostrate cancer cases

•      Some variants included identify risk of aggressive forms of prostrate cancer

•      Validated in more than 15 populations

Exfoliation glaucoma	deCODE Glaucoma™	February 2008	• Risk of exfoliant glaucoma • Validated in more than 10 populations
Breast cancer	deCODE BrCa™	Expect launch by 4Q 2008	• Tests 7 genetic risk variants • Validated in more than 10 populations

     Other near-term potential diagnostic tests currently in development include: melanoma, basal cell cancer, bladder cancer and lung cancer.

Drug Development Programs

The following is a summary of the development of our drug candidates. Because of uncertainties involved in the drug development process as well as costs related to late-stage clinical development, the actual timing for the events described below may differ materially from that provided in this summary.

     DG041. DG041 is being developed as an anti-platelet compound for the prevention of arterial thrombosis. DG041 is a first-in-class small molecule inhibitor of the EP3 receptor for prostaglandin E2, a G-protein coupled receptor (GPCR). It has been demonstrated by in vitro studies that PGE2 may have additive stimulatory effects on platelet aggregation beyond those of other potent agonists such as ADP or thromboxane A2, targeted by clopidogrel and aspirin, respectively. The results of the Phase I program showed DG041 to be well-tolerated across the entire dose range studied. The compound can effectively inhibit platelet aggregation in a dose-dependent manner without increasing bleeding time. We completed a successful Phase IIa trial of DG041 along with a highly informative clinical pharmacology study conducted in the presence and absence of aspirin. We also completed key drug-drug interaction studies with DG041that demonstrated a lack of any relevant interaction by DG-041 on two common routes of drug metabolism. Based on the results of our clinical studies thus far, DG041 appears to be well-tolerated, showing little difference in bleeding events between dosing arms and placebo, and to potentially offer focused means of preventing the formation of thrombi by specifically inhibiting platelet aggregation mediated by EP3. Earlier this year, we completed a second clinical pharmacology study examining the impact of DG041 on top of aspirin and Plavix TM, the results of which show that DG041 blocks platelet aggregation and does not increase bleeding time when given alone, with Plavix TM, or with Plavix™ and aspirin. We are concurrently on a controlled release formulation for DG041 and also continue to engage in partnering discussions.

DG051 and DG031. We have two compounds in development for the prevention of heart attack, DG051 and DG031. These programs come out of our discovery of major risk variants in two genes encoding proteins in the leukotriene pathway. These variants – in the genes that code for leukotriene A4 Hydrolase (LTA4H) and 5-lipoxygenase activating protein (FLAP) – appear to confer risk in the same way: by causing an up regulation in the production of leukotriene B4, a potent pro-inflammatory molecule that is the end product of one branch of the pathway. The therapeutic goal of both compounds is to inhibit the activity of the pathway, lowering the production of LTB4 and thereby decreasing the inflammatory activity in atherosclerotic plaques and reducing the risk of heart attack. In addition to reducing the risk of heart attack, these drugs may provide benefit in other inflammatory diseases.

     DG051, discovered internally by deCODE’s chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. In 2007, we completed our Phase I program, the results of which demonstrated that DG051 was safe and well tolerated at all doses tested, has a pharmacokinetic profile suited for potential once-a-day dosing, and significantly reduces LTB4 levels in a concentration-dependent manner. We also concluded a Phase IIa study in late 2007, which demonstrated safety and tolerability and a significant reduction in LTB4, even at lower doses than were originally considered. deCODE has also in-licensed a FLAP inhibitor from Bayer AG, now known as DG031. Our Phase II clinical studies demonstrated that DG031 was well-tolerated and reduced production of LTB4 in a dose-dependent manner. This effect was seen on top of the effects of the current standard of care, which included statin therapy for a majority of patients in our trials. In 2006 we began a Phase III clinical trial for DG031, a trial which we voluntarily suspended because the drug tablets appeared to dissolve more slowly than anticipated, potentially providing lessening amounts of active drug the longer they were stored. We have successfully reformulated the compound and are currently seeking a partner with whom to take the next step in development of our leukotriene program.

     PDE4 inhibitors. deCODE is conducting drug discovery work on its PDE4 program, the most advanced of its preclinical programs. It has been well-established that PDE4 inhibitors—a well-accepted target for a broad range of common diseases, including asthma, COPD, cognitive disorders and vascular disease—have been difficult to clinically develop since a common side effect is emesis and nausea. Our platform has led to the development of several lead series of compounds which demonstrated efficacy in a range of animal experiments while avoiding the common side effect. We plan to file an IND this year on a compound from this program and are actively pursuing partnership opportunities for clinical development.

For our most significant research and development programs we have cumulatively invested $46.9 million, $24.1 million and $15.8 million in our heart attack (myocardial infarction, or MI), arterial thrombosis and stroke programs, respectively, from the beginning of 2003 to date (June 30, 2008). Inception to-date costs are not available as these costs were not historically tracked by program.

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

Due to the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will receive cash inflows from the commercialization and sale of a product.

Joint Development Programs and In-licensing

As part of our business strategy, we continue to consider joint development programs and merger and acquisition opportunities that may provide us with products in late-stage development or intellectual property.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2008 and 2007

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, progress in the development of our molecular diagnostics business, the pace and progress of our research and clinical development efforts, the timing and composition of funding under collaborative agreements, and the progress of our own research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations. In order for a product to be commercialized based on our research, we and our collaborators must conduct pre-clinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive revenues or royalties based on therapeutic products for a period of years, if at all.

Into 2008, our focus remains within the same broad strategic continuity, emphasizing our core capabilities in human genetics and leveraging those assets to build upon the commercial opportunities presented by our diagnostics work and deCODEme. With near-term value creation in mind, our core focus in 2008 will be towards building our genomic services business (which includes diagnostics, deCODEme and our scientific services business). At the same time, we aim to advance our therapeutics programs through partnerships and then through resources we are able to generate from our diagnostics business.

We have taken and will continue to take steps designed to maintain sustainable operations, slimming down elements of our broad capabilities to focus our resources. We will continue to analyze non-core elements of our operations and seek efficiencies throughout the organization. With this, we believe that our overall net use of cash for the fiscal year 2008 may be in the range of $60 million to $65 million; excluding any major new alliances or treasury activities. As we advance our genetic services and our drug development pipeline we will require significant further financial resources. Given our current financial resources, we are investigating avenues of financing beyond collaborations and licensing arrangements, such as sales of assets, further public or private equity offerings, additional debt financing and other forms of financing. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

Financial highlights as of and for the three and six-month periods ended June 30, 2008 include:

• At June 30, 2008, we had $49.4 million of cash, cash equivalents and investments, comprised of $18.2 million of cash and cash equivalents, $5.5 million of current investments in U.S. Treasury Bills, $20.6 million of non-current investments in auction rate securities, and $5.1 million in restricted cash equivalents. This balance is $44.7 million less than at December 31, 2007. The net utilization of our cash in these first six months reflects principally the costs associated with the advancement of our diagnostic and drug development programs as reflected in the $38.0 million of cash we used in operating activities.

• Our revenue was $15.0 million and $30.0 million for the three and six-month periods ended June 30, 2008, respectively, as compared to $7.6 million and $16.2 million for the three and six-month periods ended June 30, 2007, respectively. As of June 30, 2008, we had $15.1 million in deferred revenue that will be recognized over future reporting periods. The period-on-period increase in revenue for the second quarter and the first half of 2008 was driven principally by growth in our genomic services business, which includes our diagnostics, deCODEme™ personal genome analysis, and contract genotyping business. Importantly, our genomic services revenues were $5.1 million and $10.0 million during the three and six-month periods ended June 30, 2008, respectively, as compared to $1.0 million and $2.1 million during the three and six-month periods ended June 30, 2007, respectively.

• Our research and development expense was $8.0 million and $20.6 million for the three and six-month periods ended June 30, 2008, respectively, as compared to $14.5 million and $27.2 million for the three and six-month periods ended June 30, 2007, respectively. Our research and development expense in the three and six-month periods ended June 30, 2008 reflect the conclusion of clinical pharmacological studies in our most advanced drug development programs, the launch of our prostate cancer and glaucoma diagnostic tests, and the advancement of gene and target discovery work in a range of major disease areas. We also continue to pursue our PDE4 inhibitor program across several indications.

• Our selling, general and administrative expense for the three and six-month periods ended June 30, 2008 was $7.1 million and $14.4 million, respectively, as compared to $6.8 million and $12.3 million for the three and six-month periods ended June 30, 2007, respectively. The increases in selling, general and administrative expense year-on-year reflect principally the build-up of our sales efforts for our diagnostics and deCODEme™ businesses.

• With continuing developments in the global credit and capital markets into 2008, we recognized an other-than-temporary loss on investments in auction rate securities (“ARS”), classified as non-current investments on our balance sheet. The estimated market value of our ARS holdings at June 30, 2008 was $20.6 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $1.1 million and $5.1 million during the three and six-month periods ended June 30, 2008.

Revenue

	Three Months		Six Months		2008 as Compared to 2007
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Revenue	$15,026	$7,614	$30,004	$16,168	$7,412	97%	$13,836	86%

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

Significant elements of our revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Genomic services	$5,120	$982	$9,996	$2,086
Research funding and other service fees	4,678	3,816	9,230	7,326
Government research contracts and grant funding	4,653	2,324	9,528	5,684
Milestone payments and other	575	492	1,250	1,072
Total revenue	$15,026	$7,614	$30,004	$16,168

Increases in our revenue for the three and six-month periods ended June 30, 2008 as compared to the same periods in 2007 are largely on account of (i) the growth of our genomics business, principally our genotyping and other scientific services, (ii) services provided by our chemistry and structural biology units, and also (iii) an increased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants.

We had $15.1 million in deferred revenue at June 30, 2008, compared to $15.4 million at December 31, 2007. Of this deferred revenue, $6.2 million relates to our agreement with Merck to conduct information-rich clinical trials in Iceland and, to date, Merck has not selected any compounds for development under the agreement. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Government Research Contracts and Grant Funding. We have received various research grants from divisions of the United States National Institutes of Health (NIH), the Commission of the European Communities (EC) and other government agencies and private foundations. Research grants for multiple years are based on approved budgets with budgeted amounts subject to approval on an annual basis. NIH grants generally provide for 100% reimbursement of allowable expenditures while grants under the EC generally provides for fifty percent reimbursement of allowable research and development related expenditures. Our most significant research contract is with the National Institutes of Allergy and Infectious Diseases (NIAID) dating to September 2004, where we were awarded a five-year $23.9 million contract by the NIAID. Under the contract, we are applying our population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. We may receive $6.3 million in additional research funding over the remaining term of the agreement.

Cost of Revenue

	Three Months		Six Months		2008 as Compared to 2007
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of revenue	$13,432	$9,156	$28,146	$20,074	$4,276	47%	$8,072	40%

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

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended June 30,
	2008			2007
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$10,373	$7,731	$2,642	$5,290	$5,432	$(142)
Government research contracts and grant funding	4,653	5,701	(1,048)	2,324	3,724	(1,400)
Total	$15,026	$13,432	$1,594	$7,614	$9,156	$(1,542)

	Six Months Ended June 30,
	2008			2007
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$20,476	$15,858	$4,618	$10,484	$11,140	$(656)
Government research contracts and grant funding	9,528	12,288	(2,760)	5,684	8,934	(3,250)
Total	$30,004	$28,146	$1,858	$16,168	$20,074	$(3,906)

Increases in our cost of revenue for the three and six-month periods ended June 30, 2008 as compared to the same periods in 2007 are largely on account of (i) the growth of our genomics business, principally the growth of scientific services, (ii) services provided by our chemistry and structural biology units, and also (iii) an increased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants. Our cost of revenue in the three and six-month periods ended June 30, 2008 as compared to the same periods in 2007 increased chiefly with regard to our usage of chemicals and consumables ($4.0 million and $7.3 million, respectively). Also, during the three and six-month periods ended June 30, 2007 we performed work ($1.5 million and $2.9 million, respectively) under a collaboration agreement with F. Hoffmann-La Roche (Roche) and recognized revenue of $0.5 and $1.0 million, respectively under that agreement.

Research and Development

	Three Months		Six Months		2008 as Compared to 2007
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$7,964	$14,528	$20,617	$27,204	$(6,564)	(45)%	$(6,587)	(24)%

Our research and development expense consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and other personnel costs	$3,941	$5,138	$8,754	$9,801
Materials and supplies	1,142	3,558	4,024	6,230
Contractor services and other third party costs	1,084	3,350	3,408	6,049
Overhead expenses.	956	1,381	2,346	2,829
Depreciation and amortization	489	626	1,403	1,348
Stock-based compensation	352	475	682	947
Total	$7,964	$14,528	$20,617	$27,204

     Our research and development expense for the second quarter of 2008 and year to date reflects the advancement of our drug and diagnostic programs, including costs related to the development and launch of our latest DNA-based diagnostic tests for gauging individual risk of a growing number of common diseases and ongoing gene discovery work that is feeding our diagnostic pipeline and deCODEme service. We also continue to pursue our PDE4 inhibitor program across several indications. With near-term value creation in mind, our core focus in 2008 will be towards building our diagnostics and deCODEme businesses and our genomic services broadly. At the same time, we aim to advance our therapeutics programs through partnerships. With this focus, we believe that our overall investment in research and development for the fiscal year 2008 may be in the range of $35 million.

Selling, General and Administrative Expense

	Three Months		Six Months		2008 as Compared to 2007
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, general and administrative	$7,146	$6,795	$14,357	$12,325	$351	5%	$2,032	16%

     The increase in our selling, general and administrative expenses for the three and six-month periods ended June 30, 2008 compared to the same periods ended June 30, 2007 is primarily attributable to increased selling expenses and other contractor services related to our diagnostic and deCODEme offerings ($1.7 million and $2.7 million, respectively), but then with decreases represented chiefly by lower salary and stock-based compensation expense ($0.9 million and $1.3 million, respectively).

Interest Income

	Three Months		Six Months		2008 as Compared to 2007
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest income	$452	$1,518	$1,489	$3,509	$(1,066)	(70)%	$(2,020)	(58)%

Our interest income is a function of both the balance of our cash and investments (which have been declining as resources are deployed in operations) and the rate of return we are able to garner under our investment policy (which average rate of return has also been declining of late with prevailing market conditions). We expect to use our cash and investments principally for advancing our molecular diagnostic business and discovery and development programs. In the meantime, we will invest the monies received in accordance with our investment policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining competitive returns subject to prevailing market conditions.

Interest Expense

	Three Months		Six Months		2008 as Compared to 2007
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest expense	$4,120	$3,803	$8,145	$7,469	$317	8%	$676	9%

     Our interest expense has increased in 2008 as compared to 2007 and is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 for which our cash interest payments are approximately $8.1 million on an annual basis. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.6 million for the year ending December 31, 2008.

The June 2007 sale and leaseback of our Woodridge property is being accounted for as a financing and, as such, a portion of our rent payments are charged to interest expense ($0.4 million and $0.7 million during the three and six months ended June 30, 2008).

Other non-operating income and (expense), net

	Three Months		Six Months		2008 as Compared to 2007
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Other non-operating income and (expense), net	$(1,170)	$8,922	$(5,247)	$8,542	$(10,092)	(113)%	$(13,789)	(161)%

     Our other non-operating income and expense, net, during the three and six-month periods ended June 30, 2008 and 2007 is principally comprised of other-than-temporary losses on investments in auction rate securities in 2008 and a legal settlement in 2007.

     With continuing developments in the global credit and capital markets into 2008, we recognized an other-than-temporary loss on investments in auction rate securities (“ARS”), classified as non-current investments on our balance sheet at June 30, 2008. The estimated market value of our ARS at June 30, 2008 was $20.6 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $1.1 million and $5.1 million during the three and six-months ended June 30, 2008, respectively. The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

    We entered into a legal settlement in June 2007 to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that we would be paid $9.0 million which we recognized during the three and six-months ended June 30, 2007, net of litigation expenses incurred of $0.04 million and $0.7 million, respectively.

Liquidity and Capital Resources

Into 2008, our focus remains within the same broad strategic continuity, emphasizing our core capabilities in human genetics and leveraging those assets to build upon the commercial opportunities presented by our diagnostics work and deCODEme. With near-term value creation in mind, our core focus in 2008 will be towards building our genomic services business (which includes diagnostics, deCODEme and our scientific services business). At the same time, we aim to advance our therapeutics programs through partnerships and then through resources we are able to generate from our diagnostics business.

We have taken and will continue to take steps to ensure that we have sustainable operations, slimming down elements of our broad capabilities to focus our resources. We will continue to analyze non-core elements of our operations as well as are continuing to seek efficiencies throughout the organization. With this, we believe that our overall net use of cash for the fiscal year 2008 may be in the range of $60 million to $65 million; excluding any major new alliances or treasury activities. As we advance our genetic services and our drug development pipeline we will require significant further financial resources. Given our current financial resources, we are investigating avenues of financing beyond collaborations and licensing arrangements, such as sales of assets, further public or private equity offerings, additional debt financing and other forms of financing. However, no assurance can be given that additional financing or collaborations and licensing arrangements will be available when needed, or that if available, will be obtained on favorable terms. If adequate funds are not available when needed, we may have to curtail operations or attempt to raise funds on unattractive terms.

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($1,048 million from the beginning of 1999 to-date). At June 30, 2008, future funding under terms of our existing agreements is approximately $46.4 million excluding milestone payments, royalties and other payments that we may earn under such collaborations. Of the $46.4 million, approximately $27.7 million is expected to be received during the year ended December 31, 2008, with the remaining amount due through 2012.

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

At June 30, 2008, we had $49.4 million of cash, cash equivalents and investments, comprised of $18.2 million of cash and cash equivalents, $5.5 million of current investments in U.S. Treasury bills, $20.6 million of non-current investments in auction rate securities, and $5.1 million in restricted cash equivalents.

Auction Rate Securities. The non-current investments in ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions.

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

The estimated market value of our non current investments in ARS at June 30, 2008 was $20.6 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $5.1 million during the six-months ended June 20, 2008, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value and this charge is included in Other non-operating income and (expense), net in our Statements of Operations. This $5.1 million impairment charged includes $0.9 million related to ARS for which deCODE had previously determined to be temporary and accounted for as an unrealized loss at December 31, 2007.

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

Our cash was provided by and used as follows:

	Six-Month Periods Ended June 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(37,982)	$(30,948)
Investing activities	3,730	35,715
Financing activities	(1,682)	17,109
Cash and cash equivalents, at end of period	18,238	43,758

Cash and Cash Equivalents.  At June 30, 2008, we had $18.2 million in cash and cash equivalents. Together with our current investments in U.S. Treasury Bills ($5.5 million), non-current investments in auction rate securities ($20.6 million) and restricted cash equivalents ($5.1 million), this balance ($49.4 million) is $44.7 million less than at December 31, 2007. The net utilization of our cash in 2008 is principally owing to cash used in product development, research and general operations as reflected in the $38.0 million cash we used in operations.

Available cash is invested in accordance with our investment policy having primary objectives of liquidity and safety of principal while generating income from our investments without significantly increasing risk. Our cash is deposited only with financial institutions in the United States and Iceland having a credit standing of A-/A3 or better. We expect to maintain our portfolio of cash equivalents and current investments in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining returns subject to prevailing market conditions. At June 30, 2008, our cash and cash equivalents are in U.S. Treasury Bills and money market funds, our current investments are in U.S. Treasury Bills and our non-current investments are in auction rate securities. At present, we expect to maintain our portfolio of cash equivalents and current investments in government debt securities and money market funds, and to liquidate our remaining holdings of non-current investments in auction rate securities if and when auctions on them begin to clear or when secondary markets for the auction rate securities begin to present themselves. At June 30, 2008, our cash and cash equivalents are largely invested in U.S. dollar denominated U.S. Treasury Bills, money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Net cash used in operating activities increased to $38.0 million for the six-months ended June 30, 2008 as compared to $30.9 million for the six-months ended June 30, 2007, the difference is principally due to working capital changes. Cash used in our operations is principally owing to cash used in diagnostic and therapeutic product development, research and general operations as more fully described above.

Investing Activities. Our investing activities have consisted of capital expenditures and the sale of investments in marketable securities. Capital expenditures have been principally replacement capital expenditures during the six-months ended June 30, 2008 and 2007, and we anticipate making only necessary replacement capital expenditures in the near term. Net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities. Net cash of $1.7 million was used in financing activities during the six-months ended June 30, 2008, as compared to $17.1 million that was provided during the six-months ended June 30, 2007. Financing activities for the six-month periods ended June 30, 2008 consisted primarily of ongoing repayment of and installment payments on debt, capital lease and finance obligations. Our most significant financing activity for the six-month period ended June 30, 2007 was the sale and leaseback of our property in Woodridge, Illinois (netting us $18.4 million after the payment of transaction costs and the repayment of our existing property mortgage).

Contractual Commitments and Off-Balance Sheet Arrangements.  The following summarizes our contractual obligations at June 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$254,150	$8,050	$8,050	$238,050	$—	$—	$—
Long-term debt, including interest	485	272	213	—	—	—	—
Capital lease obligations, including interest	3,909	3,161	748	—	—	—	—
Finance obligation, including interests	38,741	2,009	2,059	2,111	2,164	2,218	28,180
Operating leases (1)	59,392	5,384	5,220	5,135	5,135	5,035	33,483
Total	$356,677	$18,876	$16,290	$245,296	$7,299	$7,253	$61,663

 (1) Balance includes $58.2 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.5 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.1 million.

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These potential payments are not included in the above table.

In November 2007, deCODE adopted a Change In Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and executive officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. Further, these potential payments are not included in the above table. As of June 30, 2008, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6.5 million (calculated as of June 20, 2008).

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only expectations. We cannot assure you that our expectations and assumptions will prove to be correct. We do not intend to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise, except to the extent that the reports we are required to file under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contain such updates or revisions. Actual events or results may differ materially from the forward- looking statements due to a number of factors, including. but not limited to, those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 as updated by Item 1A of Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in the reports we file under the Exchange Act.

 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. At June 30, 2008, our cash and cash equivalents are in U.S. Treasury Bills and money market funds, our current investments are in U.S. Treasury Bills and our non-current investments are in auction rate securities. At present, we expect to maintain our portfolio of cash equivalents and current investments in government debt securities and money market funds, and to liquidate our remaining holdings of non-current investments in auction rate securities if and when auctions on them begin to clear or when secondary markets for the auction rate securities begin to present themselves. At June 30, 2008, our cash and cash equivalents are largely invested in U.S. dollar denominated U.S. Treasury Bills, money market and checking accounts and also in Icelandic krona denominated accounts. Our investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our investments as of June 30, 2008. Changes in interest rates do not affect interest expense incurred on deCODE’s Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in June 2008, the market value of the Convertible Notes was approximately $102.1 million on June 30, 2008.

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

In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE’s Annual Report on
Form 10-K for the year ended December 31, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification, seeking certification of three separate classes. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial public offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part in eight of the 26 cases, striking the class allegations as to one of the three classes because the proposed class representatives were not a member of the proposed classes. The case against deCODE is one of these eight cases. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors set forth below have been updated to provide data for and as of the quarter ended June 30, 2008.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $18.4 million and $45.0 million for the six-months ended June 30, 2008 and 2007, respectively, and $95.5 million for the year ended December 31, 2007, and had an accumulated deficit of $676.2 million at June 30, 2008. We have never generated a profit and we have not generated significant revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to develop our diagnostics and deCODEmeTM products and services, fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

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

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio

As of June 30, 2008, we had $33.5 million of principal invested in auction rate securities (“ARS”), all of which are classified as non-current investments on our balance sheet. These investments represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade. The estimated market value of our non-current ARS holdings at June 30, 2008 was $20.6 million, which reflects a $12.9 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, we have recorded a further impairment charge of $5.1 million in the six months ended June 30, 2008, which includes $0.9 million related to ARS impairments previously recorded as a temporary or unrealized loss at December 31, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 29, 2008, we held our annual meeting of stockholders. The results of the voting on the proposals submitted to the stockholders at this meeting were as follows:

1.  Election of two Class I Directors

NAME	FOR	WITHHELD
Linda Buck	33,571,851	19,586,401
Birgit Stattin Norinder,	33,679,101	19,479,151

2.  To approve an amendment of our 2006 Equity Incentive Plan to increase the number of shares of common stock that may be subject to awards thereunder to ten million (10,000,000);

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
16,449,130	14,389,427	63,467	22,256,228

3.  Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008

FOR	AGAINST	ABSTAIN
52,114,262	96,211	81,879

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

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

3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	2006 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 11, 2008

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

3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	2006 Equity Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2008).*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.