Form 10-Q
period 2008-09-30
DECODE GENETICS INC
filed 2008-11-10
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The aggregate number of shares of the registrant’s common stock outstanding on October 31, 2008 was 61,848,584 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,778	$54,172
Investments	—	10,003
Receivables	12,574	9,689
Other current assets	11,506	8,782
Total current assets	35,858	82,646
Investments, non-current	18,209	24,833
Restricted investments and cash equivalents	5,500	5,050
Property and equipment, net	21,609	23,142
Goodwill	10,055	10,055
Intangible assets, net	3,736	4,008
Other long-term assets	5,277	6,474
Total assets	$100,244	$156,208
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,663	$8,618
Accrued expenses and other current liabilities	13,017	12,558
Deferred revenue	11,485	9,133
Current portion of capital lease obligations	3,012	3,155
Current portion of finance obligation on sale-leaseback	627	569
Current portion of long-term debt	242	224
Total current liabilities	37,046	34,257
Deferred revenue	6,219	6,219
Deferred gain on sale-leaseback	22,325	23,778
Capital lease obligations, net of current portion	—	2,202
Finance obligation on sale-leaseback, net of current portion	23,668	24,145
Long-term debt, net of current portion	214,775	211,257
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 shares; Issued and outstanding: 61,850,584 and 61,848,584, respectively, at September 30, 2008; Issued and outstanding: 61,745,072, at December 31, 2007	62	62
Additional paid-in capital	492,601	488,963
Notes receivable	(2,449)	(2,536)
Accumulated deficit	(694,133)	(631,214)
Accumulated other comprehensive income (loss)	142	(925)
Treasury stock, 2,000 and 0 shares stated at cost at September 30, 2008 and December 31, 2007, respectively	(12)	—
Total stockholders’ deficit	(203,789)	(145,650)
Total liabilities and stockholders’ deficit	$100,244	$156,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenue	$11,978	$10,892	$41,982	$27,060
Operating expenses:
Cost of revenue.	10,992	11,976	39,138	32,050
Research and development	5,652	14,069	26,269	41,273
Selling, general and administrative	6,661	7,070	21,018	19,395
Total operating expenses	23,305	33,115	86,425	92,718
Operating loss	(11,327)	(22,223)	(44,443)	(65,658)
Interest income	500	1,646	1,989	5,155
Interest expense	(4,187)	(4,019)	(12,332)	(11,488)
Other non-operating income and (expense), net	(2,886)	348	(8,133)	8,890
Net loss	$(17,900)	$(24,248)	$(62,919)	$(63,101)
Basic and diluted net loss per share	$(0.29)	$(0.40)	$(1.03)	$(1.03)
Shares used in computing basic and diluted net loss per share	61,418	61,033	61,353	60,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,919)	$(63,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,562	4,345
Amortization of deferred gain on sale-leaseback of real estate	(1,453)	(1,453)
Stock-based compensation	2,877	4,346
Loss on investments	7,594	—
Disposal of equipment, net	75	73
Foreign currency translation	99	(32)
Amortization of debt discount	3,702	3,489
Amortization of deferred financing costs	1,236	1,201
Accretion on investments	—	(182)
Changes in operating assets and liabilities:
Receivables and other assets	(5,646)	(6,050)
Accounts payable, accrued expenses and other current liabilities	(5)	2,355
Deferred revenue	2,352	5,396
Net cash used in operating activities	(47,526)	(49,613)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(5,500)	(147,859)
Sale of investments	15,500	210,225
Purchase of property and equipment	(1,734)	(2,534)
Change in restricted cash and investments	(450)	(5,051)
Proceeds from sale of property and equipment	—	238
Net cash provided by investing activities	7,816	55,019
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	172	110
Repayment of notes receivable for common stock	75	24
Proceeds from property and equipment financing, net of transaction costs	—	25,927
Repayments of debt, capital lease and finance obligations	(2,931)	(7,510)
Net cash (used in) provided by financing activities	(2,684)	18,551
Net (decrease) increase in cash and cash equivalents	(42,394)	23,957
Cash and cash equivalents at beginning of period	54,172	21,882
Cash and cash equivalents at end of period	$11,778	$45,839
Supplemental cash flow information:
Cash paid for interest	$5,350	$4,805
Supplemental schedule of non-cash transactions:
Cancellation of notes receivable and forfeiture of common stock	$12	$177
Deferred gain on sale and leaseback of equipment	—	305

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

At September 30, 2008, deCODE had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $11,778,000 as compared to $23,743,000 at June 30, 2008 and $64,175,000 at December 31, 2007. The net utilization of liquid funds in the three and nine-month periods ended September 30, 2008 was $11,965,000 and $52,397,000, respectively. At September 30, 2008, deCODE had $35,487,000 of cash, cash equivalents and investments, comprised of $11,778,000 of cash and cash equivalents, as well as $5,500,000 in restricted investments in U.S. Treasury Bills and $18,209,000 in illiquid, non-current investments in auction rate securities. At December 31, 2007, deCODE had $94,058,000 in cash, cash equivalents, restricted cash equivalents and investments.

In 2008, deCODE’s focus remains within the same broad strategic continuity, emphasizing its core capabilities in human genetics as well as its integrated capabilities in structural biology and chemistry. deCODE is leveraging those assets to build upon the commercial opportunities presented by both the drug discovery work and diagnostics work as well as deCODEme. Management of deCODE has taken steps to slim down elements of deCODE’s broad capabilities to focus its remaining resources, and continues to seek efficiencies throughout the organization. In order to bring to market products that can generate revenues in the near term, in 2008, deCODE has focused its efforts on the development and marketing of its molecular diagnostic products and deCODEme, its personal genome analysis service.

At the same time, deCODE aims to advance its therapeutics programs through partnerships and then advance its early preclinical programs both through partnerships and resources it may be able to generate through its contract services and diagnostics programs. In its drug discovery programs deCODE is developing compounds that address both known targets and new targets it discovered through its gene discovery program. deCODE’s experience in seeking partners for the further development of its programs based on its gene discoveries has led deCODE to conclude that in the current environment compounds that address known, rather than newly identified, targets have greater commercial potential in the near and medium term. Under these circumstances, deCODE expects that its drug development programs increasingly will address targets that do not come out of its gene discovery programs and that its gene discovery programs will be directed toward the development of diagnostic products.

deCODE management continues investigating avenues of financing beyond collaborations and licensing arrangements, namely further public or private equity offerings and other forms of financing. Management has also carried-on analyzing non-core elements of operations. Presently, deCODE is carrying out a review of its long-term business strategy and has engaged professional advisors to assist in evaluating deCODE’s strategic alternatives and in executing swiftly on the results of this review through the identification of buyers and partners for non-core business units, programs and intellectual property. The goal of this strategic review is to optimize the value of these assets and sharpen the focus of deCODE’s business, selling assets, securing strategic partnerships, and utilizing the resources generated to underpin product development and marketing efforts in its core business. deCODE has utilized a 30-day grace period for the scheduled Otober 15 interest payment on its 3.5% Senior Convertible Notes due 2011 and is reviewing methods for making this payment. Given its current liquid assets, and without paying the interest on its Notes from its present funds, deCODE must obtain further financial resources through either the implementation of strategic alternatives, corporate partnerships, or the sale of or loans secured by its auction rate securities in order to continue operations beyond the end of this year. deCODE is focusing on reducing expenses and speeding the evaluation of its strategic options to achieve this goal.

In order to provide more time for the completion of this strategic review and the execution of alternatives including the sale of assets, deCODE elected to utilize a 30-day grace period for the scheduled October 15 interest payment on its outstanding 3.5% Senior Convertible Notes due 2011. Failure to pay an installment payment on the interest within 30 days of the due date would constitute an event of default. If an event of default occurs with respect to the installment payment on the interest and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the notes due and payable at their principal amount together with accrued interest.

2.                        Basis of Presentation

In the opinion of deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine-month periods ended September 30, 2008 and 2007 and cash flows for the nine-month periods ended September 30, 2008 and 2007. The results of operations for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007, which includes consolidated financial statements and notes thereto for the years ended December 31, 2007, 2006 and 2005.

3.                        Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Genomic services	$4,034	$1,793	$14,030	$3,879
Research funding and other service fees	3,703	4,148	12,933	11,474
Government research contracts and grant funding	3,717	3,510	13,245	9,194
Milestone payments and other	524	1,441	1,774	2,513
Total revenue	$11,978	$10,892	$41,982	$27,060

During the three and nine-month periods ended September 30, 2008, deCODE performed services totaling $34,000 and $163,000, respectively, for employers of members of deCODE’s Board of Directors. During the three and nine-month period ended September 30, 2008, deCODE purchased services totaling $105,000 and $209,000, respectively, from employers of members of deCODE’s Board of Directors. During the three and nine-month periods ended September 30, 2007, deCODE performed services totaling $0 and $124,000 for employers of members of deCODE’s Board of Directors.

4.                        Cost of Revenue

deCODE’s cost of revenue consists of the costs of services provided to customers and collaborators and the costs of programs under research contracts and grants, including: (i) the entirety of the costs incurred in connection with programs that have been partnered and on which deCODE receives research funding; (ii) costs associated with other service fee revenues; and (iii) the total amount of those costs incurred in connection with discovery and development work performed under research contracts and grants.

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended September 30,
	2008			2007
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$8,261	$6,385	$1,876	$7,382	$7,716	$(334)
Government research contracts and grant funding	3,717	4,607	(890)	3,510	4,260	(750)
Total	$11,978	$10,992	$986	$10,892	$11,976	$(1,084)

	Nine Months Ended September 30,
	2008			2007
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$28,737	$22,244	$6,493	$17,866	$18,856	$(990)
Government research contracts and grant funding	13,245	16,894	(3,649)	9,194	13,194	(4,000)
Total	$41,982	$39,138	$2,844	$27,060	$32,050	$(4,990)

5.                        Research and Development

deCODE’s research and development expense consists of the costs of its own proprietary programs, comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and other personnel costs	$2,027	$4,576	$10,781	$14,379
Materials and supplies	858	2,961	4,882	9,191
Contractor services and other third party costs	1,293	4,083	4,701	10,132
Overhead expenses	679	1,420	3,025	4,247
Depreciation and amortization	560	586	1,963	1,934
Stock-based compensation	235	443	917	1,390
Total	$5,652	$14,069	$26,269	$41,273

6.                        Stock-Based Compensation

In May 2008, deCODE amended its 2006 Equity Incentive Plan to increase the number of shares of common stock that may be subject to awards thereunder to 10,000,000 shares.

Stock-based compensation included in deCODE’s results of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Operating Expenses:
Cost of revenue	$170	$156	$420	$408
Research and development	235	443	917	1,390
Selling, general and administrative	443	852	1,540	2,548
Total	$848	$1,451	$2,877	$4,346

As of September 30, 2008 there was approximately $6,663,000 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 2.5 years.

deCODE calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Nine-Months Ended September 30,
	2008	2007

Dividend yield	0%	0%
Expected volatility	63.7%	64.4%
Expected term (in years)	5.4	5.4
Risk-free interest rate	2.8%	4.5%

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

The following table summarizes stock option activity for the nine-months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2008	7,773,559	$6.19
Granted	1,147,000	2.73
Exercised	(2,500)	2.11
Forfeited/cancelled	(312,471)	6.13
Outstanding at September 30, 2008	8,605,588	$5.74	6.96	$0
Vested and expected to vest at September 30, 2008	8,327,838	$5.80	6.90	$0
Exercisable at September 30, 2008	5,519,622	$6.88	6.02	$0

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. During the three and nine-months ended September 30, 2008, deCODE recognized expense related to restricted stock grants of $23,000 and $123,000, respectively. During the three and nine-months ended September 30, 2007, deCODE recognized expense related to restricted stock grants of $54,000 and $159,000, respectively. At September 30, 2008, deCODE had 23,727 unvested restricted shares with a weighted average grant date fair value of $1.18.

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

	September 30,	September 30,
	2008	2007
	(Shares)	(Shares)
Warrants to purchase shares of common stock	455,965	856,371
Options to purchase shares of common stock	8,605,588	7,536,187
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	408,227	672,238
Convertible shares issuable upon conversion of 3.5% senior convertible notes	16,428,572	16,428,572
	25,898,352	25,493,368

8.                        Other non-operating income and (expense), net

During the three and nine month periods ended September 30, 2008, deCODE recognized an other-than-temporary-loss on investments in auction rate securities (“ARS”) (see Note 10). Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, deCODE recorded an impairment charge of $2,430,000 and $6,624,000 for the three and nine-month periods ended September 30, 2008. The $6,624,000 charge for the nine-month period ended September 30, 2008 includes $914,000 related to ARS which deCODE had previously recognized as temporary and had accounted for as an unrealized loss at December 31, 2007.

In September 2007, deCODE entered into a legal settlement to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that deCODE would be paid $9,000,000, which was received by deCODE during the year ended December 31, 2007. deCODE recognized $0 and $9,000,000 of the settlement amount during the three and nine-months ended September 30, 2007, net of related expenses of $61,000 and $747,000, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(17,900)	$(24,248)	$(62,919)	$(63,101)
Other comprehensive income (loss):
Foreign currency translation	40	(10)	99	(32)
Unrealized gain (loss) associated with marketable securities	52	(225)	968	(200)
Total comprehensive loss	$(17,808)	$(24,483)	$(61,852)	$(63,333)

10.                 Investments

deCODE’s marketable securities are classified as available for sale and are as follows:

September 30, 2008	Cost	Carrying Value	Unrealized Gains (Losses) In OCI
	(In thousands)

U.S. Treasury Bills (cash and cash equivalents)	$5,570	$5,627	$57
U.S. Treasury Bills (restricted investments)	5,500	5,500	—
Auction rate securities (non-current investments)	33,500	18,209	—

Gross unrealized holding gains and gross unrealized holding losses at September 30, 2008 were $57,000 and $0, respectively, and at December 31, 2007 were $3,000 and $914,000, respectively, and are included in accumulated other comprehensive income.

September 30, 2008
(In thousand)
Contractual maturities of non-current investments:
Maturing after 10 years	$12,003
No maturity date (perpetual)	6,206
$18,209

At September 30, 2008, deCODE held investments in Auction Rate Securities with original purchase principal values totaling $33,500,000, all of which are classified as non-current investments on the balance sheet. As of December 31, 2007, deCODE had $38,500,000 invested in ARS, of which $33,500,000 were classified as non-current and $5,000,000 as current investments. Through the auction process deCODE reduced its ARS holdings during the nine-months ended September 30, 2008 by selling, at par value, the $5,000,000 ARS security classified in current investments at December 31, 2007.

The non-current investments in ARS held by deCODE are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. deCODE generally invested in these securities for short periods of time as part of its cash management program. However, the uncertainties in the credit markets during the past year have prevented deCODE and other investors from liquidating holdings of its remaining ARS in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders resulting in multiple failed auctions.

The estimated market value of deCODE’s non current investments in ARS at September 30, 2008 was $18,209,000, which reflects a $15,291,000 ($6,624,000 during the nine-months ended September 30, 2008 and $8,667,000 during the year ended December 31, 2007) adjustment to the principal value of $33,500,000. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $2,431,000 and $6,624,000 for the three and nine-month periods ended September 30, 2008, respectively, in Other non-operating income (expense), net in the Statements of Operations, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. The $6,624,000 charge for the nine-month period ended September 30, 2008 includes $914,000 related to ARS which deCODE had previously recognized as temporary and had accounted for as an unrealized loss at December 31, 2007.

The credit and capital markets have continued to be volatile during 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or deCODE experiences additional downgrades on its investments, deCODE may incur additional impairments (unrealized, even realized) to its investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

11.                 Sale-Leaseback Financing

In September 2007, deCODE completed a sale and leaseback of its property (land and building) in Woodridge, Illinois. Pursuant to the agreement, deCODE sold the Woodridge property for $25,000,000 in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease, deCODE has two 5-year renewal options with rent at the then prevailing market rate. The lease is an absolute net lease and deCODE will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. deCODE’s obligations under the lease are collateralized by a letter of credit in an initial amount of $5,000,000, that may be reduced upon certain conditions. The letter of credit is collateralized by U.S. Treasury Bills held in a restricted investment account ($5,500,000 at September 30, 2008).

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

In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification, seeking certification of three separate classes. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial public offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part in eight of the 26 cases, striking the class allegations as to one of the three classes because the proposed class representatives were not a member of the proposed classes. The case against deCODE is one of these eight cases. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using:
	Total Carrying Value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
U.S. Treasury Bills (cash and cash equivalents)	$5,627	$5,627	$—	$—
U.S. Treasury Bills (restricted investments)	5,500	5,500	—	—
Auction rate securities (investments non-current)	18,209	—	—	18,209

The following table presents deCODE’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2008:

	Auction Rate Securities
	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In thousands)
Balance at beginning of period	$20,640	$24,833
Transfers to Level 3	—	—
Total gains (losses):
Included in earnings	(2,431)	(7,538)
Included in other comprehensive income	—	914
Purchase and settlements (net)	—	—
Balance at September 30, 2008	$18,209	$18,209

Valuation Techniques. deCODE’s investments in auction rate securities at September 30, 2008 did not have quoted market prices and are classified within Level 3 of the valuation hierarchy. The valuation models used to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of deCODE’s investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

14.                 Sale of Encode

On July 1, 2008, deCODE sold its subsidiary Encode ehf (“Encode”) located in Iceland to a related party (an employee) for a nominal amount (100,000 ISK or $1,000 at September 30, 2008), recognizing a loss on the sale of $102,000 during the three and nine-month periods ended September 30, 2008. The sale of Encode included the remainder of existing contracts at the date of the sale, immaterial assets and all employees associated with Encode. For the six-month periods ended June 30, 2008 and 2007, Encode had revenues of $717,000 and $639,000, respectively. For the year ended December 31, 2007, Encode had revenues of $795,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2008 and for the three and nine-month periods ended September 30, 2008 and 2007 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

 This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A description of some of the risks and uncertainties is contained below and in the risk factors referred to in Part II, Item 1A.

Overview

Headquartered in Reykjavik, Iceland, deCODE is a bio-pharmaceutical company developing products to improve the treatment, diagnosis and prevention of common diseases. deCODE applies its capabilities in chemistry and structural biology to the development of drugs and its discoveries in human genetics to bring to market DNA-based reference laboratory tests and consumer genome analysis services to assess individual risk of common diseases. As these diseases are common and there is significant unmet need for both more effective therapies and tools to empower prevention, we believe that our strategy represents a significant opportunity to create better medicine with major potential — both near- and longer-term — in the global marketplace.

We believe that deCODE’s advantage derives from our integrated capabilities in structure-based drug design and medicinal chemistry, as well as our population approach to human genetics and the ability to apply this approach directly to the development of DNA-based diagnostic tests for gauging individual risk of common diseases. Through our structural biology and chemistry units based in the United States, we can develop new and detailed understanding of the structure and binding sites of drug targets. This makes it possible to discover compounds that may have superior safety and tolerability profiles than existing drugs. deCODE has fully integrated capabilities ranging from targeted in vitro and model organism biology through cGMP manufacturing for clinical trials. For the development of disease-risk diagnostics, we have in Iceland comprehensive population resources and one of the largest genotyping facilities in the world, enabling our scientists to isolate key genes and gene variants contributing to common diseases. Our work indicates that these genetic risk factors for common diseases confer risk by increasing or decreasing the activity of common biological pathways, placing individuals on a spectrum of risk that encompasses the population as a whole. Well-validated genetic variations conferring risk of disease can be directly applied as the basis for DNA-based tests gauging individual risk of disease.

In 2008, our focus remains within the same broad strategic continuity, emphasizing its core capabilities in human genetics as well as our integrated capabilities in structural biology and chemistry. We are leveraging those assets to build upon the commercial opportunities presented by both our drug discovery work and diagnostics work as well as deCODEme. Management of deCODE has taken steps to slim down elements of deCODE’s broad capabilities to focus its remaining resources, and continues to seek efficiencies throughout the organization. In order to bring to market products that can generate revenues in the near term, in 2008, we have focused our efforts on the development and marketing of our molecular diagnostic products and deCODEme, our personal genome analysis service.

At the same time, deCODE aims to advance its therapeutics programs through partnerships and then advance its early preclinical programs both through partnerships and resources it may be able to generate through its contract services and diagnostics programs. In our drug discovery programs we are developing compounds that address both known targets and new targets we discovered through our gene discovery program. Our experience in seeking partners for the further development of our programs based on our gene discoveries has led us to conclude that in the current environment compounds that address known, rather than newly identified, targets have greater commercial potential in the near and medium term. Under these circumstances, we expect that our drug development programs increasingly will address targets that do not come out of our gene discovery programs and that our gene discovery programs will be directed toward the development of diagnostic products.

Drug Development. Through our chemistry and structural biology units, based in the United States, we are able to discover novel small-molecule therapeutic compounds that address both known and novel drug targets identified by us, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our product development group, which has expertise in drug and disease modeling, designs and implements our Phase 1 and Phase 2 clinical trials. We continue to actively explore out-licensing, co-development, and partnering opportunities, and in certain programs have brought directly into clinical trials compounds that address targets we have identified through our genetics research but which were originally developed by other companies for other indications. Our capabilities in medicinal chemistry and protein crystallography have also enabled us to develop a detailed understanding of the sites at which candidate small-molecules bind to a target, and thus to discover compounds that bind to a site that may offer better safety and tolerability profiles than existing compounds for certain indications. deCODE is actively exploring drug development partnerships in its most advanced therapeutic programs, in order to spread risk and cost and to focus resources on the advancement of its target discovery work and preclinical candidates.

Our lead drug development programs include:

•      DG041 for the prevention of arterial thrombosis. DG041 is our novel, first-in-class antagonist of the EP3 receptor for prostaglandins E2, which we are developing as a next-generation oral anti-platelet therapy aimed at preventing arterial thrombosis without increasing bleeding time. In a Phase II clinical trial and additional clinical pharmacology studies completed in 2007, DG041 was shown to dramatically inhibit platelet aggregation as well as platelet activation mediated specifically through vasodilator-stimulated phosphoprotein (VASP), a biomarker useful for measuring platelet activity. These effects were concentration-dependent and were seen irrespective of whether patients were receiving concomitant therapy with aspirin. In mid-2008, we completed a second clinical pharmacology study examining the impact of DG041 on top of aspirin and Plavix TM, the results of which show that DG041 blocks platelet aggregation and does not increase bleeding time when given alone, in combination with Plavix TM, or in combination with Plavix™ and aspirin. We are concurrently working on a controlled release formulation for DG041 and also continue to engage in partnering discussions.

•      DG051 and DG031 for the prevention of heart attack. We have completed Phase I and Phase IIa clinical studies for DG051, our leukotriene A4 hydrolase inhibitor being developed for the prevention of heart attack. The Phase IIa study examined safety, tolerability and DG051’s impact on the production of leukotriene B4 (LTB4), the pro-inflammatory molecule produced by the branch of the leukotriene pathway that deCODE’s gene discovery work has linked to increased risk of heart attack. The results of our Phase I and Phase IIa trials demonstrated that the compound is well-tolerated at all dose levels tested; has a pharmacokinetic profile suitable for once-a-day dosing; and delivers dose-dependent reductions in LTB4 production in healthy subjects and heart patients alike. We have also successfully completed our reformulation of DG031, our Phase III FLAP inhibitor also being developed for the prevention of heart attack. Given the size and costs associated with pursuing a large cardiovascular indication, we are actively seeking a partner with whom to take the next step in late stage clinical development of our leukotriene program.

•      DG071 for Alzheimer’s and other cognitive disorders. In October 2008 we filed an investigational new drug (IND) application for DG071, a novel small-molecule modulator of phosphodiesterase 4 (PDE4), being developed for Alzheimer’s and other cognitive disorders. The compound is being developed as a new and potentially safer means of targeting PDE4 to combat memory loss and cognitive deficits associated with Alzheimer’s disease and other disorders in which neural signaling is reduced or impaired. In animal models, DG071 has been shown to significantly improve learning and long- and short-term memory at doses that offer a wide margin for safety and tolerability. The compound has the potential to eliminate the nausea that limits the utility of previous PDE4 inhibitors. We are seeking a strategic partner with whom to advance the clinical development of DG071.

Diagnostics. We are applying our discoveries and unique expertise in human genetics and genotyping to the development of DNA-based tests for assessing individual risk of a growing range of common diseases. Since April 2007 we have launched six reference laboratory DNA-based diagnostic tests to detect single-letter variations in the human genome (called SNPs) that we have linked to increased risk of several common diseases:

•      deCODE T2™ - which detects SNPs we discovered to be associated with increased risk of type 2 diabetes.

•      deCODE AF™ - which detects SNPSs we discovered to be associated with increased risk of atrial fibrillation and stroke

•      deCODE MI™ - which detects SNPs we discovered to be associated with early-onset heart attack, (myocardial infarction, or MI)

•      deCODE ProstateCancer™ - which detects SNPs we have linked to increased risk of prostate cancer

•      deCODE Glaucoma™ - which detects SNPs we have linked to increased risk of exfoliation glaucoma

•      deCODE BreastCancer™ - which detects SNPs we and others have linked to risk of the most common forms of breast cancer

Such tests can be employed as an aid in developing more effective disease prevention strategies by helping individuals to better understand their inherited risk of a given condition, as well as to identify patients likely to respond well to a given drug. Beginning in 2008, deCODE initiated billing to insurance companies on behalf of physicians ordering these tests and has received reimbursement from several health insurance companies. All of our diagnostic tests are offered by deCODE via direct sales efforts to physicians through our sales force in the United States; through marketing collaborations with other organizations in the U.S. and other countries; as well as through our dedicated diagnostics website, www.decodediagnostics.com. deCODE also has an alliance with Illumina, Inc. to develop DNA-based diagnostic kits utilizing deCODE’s gene discoveries in certain diseases and Illumina’s platform for SNP genotyping.

deCODEme™. In November 2007, we launched the first consumer genetic analysis service: deCODEme™. This service takes advantage of deCODE’s leadership in human genetics and the capabilities of its high-throughput genotyping laboratory, which is CLIA registered for analytical and clinical validation. Through deCODEme™, subscribers can put themselves in the context of the latest discoveries in genetics, learning what their own DNA says about their ancestry, certain physical traits, as well as whether they have genetic variants that have been associated with higher or lower than average risk of a range of common diseases. This information is continually updated as new discoveries are made, and is presented in subscribers’ secure individual web pages. deCODEme™ is offered through a dedicated website, www.decodeme.com.

The goal of our business strategy is to maximize the creation of value from our drug discovery and development programs, our human genetics and diagnostics capabilities and test portfolio, and to capture that value for deCODE and its stockholders. Executing on our strategy – advancing and capturing the value of our products while continuing our discovery and product development work in a broad range of common diseases – requires us to spread risk and manage cost. We are constantly evaluating the optimal balance between proprietary and partnered product development, the level of our investment in research and development, the deployment of cash resources for product development, and the financing environment.

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

In October 2008 we announced that we were carrying out a review of our long-term business strategy. deCODE has over the past few years utilized its capabilities in medicinal chemistry, structural biology and human genetics to develop growing product and intellectual property portfolios in both therapeutics and DNA-based diagnostics. The goal of this strategic review is to optimize the value of these assets for our shareholders by sharpening the focus of our business, selling non-core assets, securing strategic partnerships, and utilizing the resources generated to underpin product development and marketing efforts in our core business. We have engaged the Stanford Group Company to assist in evaluating strategic alternatives and in executing swiftly on the results of this review through the identification of buyers and partners for non-core business units, programs and intellectual property.

At September 30, 2008, we had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $11.8 million as compared to $23.7 million at June 30, 2008 and $64.2 million at December 31, 2007. The net utilization of liquid funds in the three and nine-month periods ended September 30, 2008 was $12.0 million and $52.4 million, respectively. At September 30, 2008, we had $35.5 million of cash, cash equivalents and investments, comprised of $11.8 million of cash and cash equivalents, as well as $5.5 million in restricted investments in U.S. Treasury Bills and $18.2 million in illiquid, non-current investments in auction rate securities. At December 31, 2007, we had $94.1 million in cash, cash equivalents, restricted cash equivalents and investments.

In 2008, our focus remains within the same broad strategic continuity, emphasizing our core capabilities in human genetics and leveraging those assets to build upon the commercial opportunities presented by our diagnostics work as well as deCODEme. We have taken steps to slim down elements of deCODE’s broad capabilities to focus our remaining resources, and we continue to seek efficiencies throughout the organization. With near-term value creation in mind, our core focus in 2008 has been in building our genomic services business (which includes diagnostics, deCODEme and scientific services). At the same time, we aim to advance our therapeutics programs through partnerships and then advance our early preclinical programs both through partnerships and resources we may be able to generate from our diagnostics business. We continue to investigate avenues of financing beyond collaborations and licensing arrangements, namely further public or private equity offerings, additional debt financing and other forms of financing. We have also carried-on analyzing non-core elements of operations. Presently, we are carrying out a review of our long-term business strategy and have engaged professional advisors to assist in evaluating our strategic alternatives and in executing swiftly on the results of this review through the identification of buyers and partners for non-core business units, programs and intellectual property. The goal of this strategic review is to optimize the value of these assets and sharpening the focus of deCODE’s business, selling non-core assets, securing strategic partnerships, and utilizing the resources generated to underpin product development and marketing efforts in our core business. We have utilized a 30-day grace period for the scheduled October 15 interest payment on our 3.5% Senior Convertible Notes due 2011 and are reviewing methods for making this payment. Given our current liquid assets, and without paying the interest on our Notes from our present funds, we must obtain further financial resources through either the implementation of strategic alternatives, corporate partnerships, or the sale of or loans secured by our auction rate securities in order to continue operations beyond the end of this year. We are focused on reducing expenses and speeding the evaluation of our strategic options to achieve this goal.

In order to provide more time for the completion of this strategic review and the execution of alternatives including the sale of assets, we elected to utilize a 30-day grace period for the scheduled October 15 interest payment on our outstanding 3.5% Senior Convertible Notes due 2011. Failure to pay an installment payment on the interest within 30 days of the due date would constitute an event of default. If an event of default shall occur with respect to the installment payment on the interest and be continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the notes due and payable at their principal amount together with accrued interest.

Our product portfolio and development pipeline

DNA-based risk-predictive diagnostic tests and consumer genome analysis

We currently offer six DNA-based diagnostic tests for gauging individual risk of several common diseases — all launched since the second quarter of 2007 — and have several more such tests in development. We also offer a personal genome analysis service, deCODEme™. We are actively marketing these products and assist our customers in obtaining payor reimbursement for our diagnostic tests. These products and others we now have in development are listed in the table below. The predicted launch dates for those tests still in development are given only as a guide according to our current expectations for each program.

Indication	Product	Launch date	Utility / Highlights
Type 2 diabetes	deCODE T2™	April 2007	• High-risk pre-diabetics can receive earlier lifestyle and pharmacologic intervention • Validated in more than 60 populations
Atrial fibrillation/stroke	deCODE AF™	July 2007

•      Post-stroke/TIA patients at risk of AF to obtain additional cardiac monitoring

•      Patients with intermittent AF, family history and CHF to obtain additional cardiac monitoring

•      Validated in more than 10 populations

Early-onset heart attack/abdominal aortic aneurysm/intracranial aneurysm	deCODE MI™	October 2007	• Risk of early-onset MI to seek CVD assessment or prevention management • Validated in more than 25 populations
Personal genome scan	deCODEme™	November 2007	• Launched with variants in 18 conditions; currently 30 conditions
Prostate cancer	deCODE ProstateCancer™	February 2008

•      Validated common risk variants that are linked to more than 50% of all prostrate cancer cases

•      Some variants included identify risk of aggressive forms of prostrate cancer

•      Validated in more than 15 populations

Exfoliation glaucoma	deCODE Glaucoma™	February 2008	• Risk of exfoliant glaucoma • Validated in more than 10 populations
Breast cancer	deCODE BreastCancer™	October 2008	• Tests 7 genetic risk variants • Assesses risk of the most common forms of breast cancer, which represents 95% of all breast cancers. • Validated in more than 10 populations

Other DNA-based risk diagnostic tests currently in development include: melanoma, basal cell cancer, bladder cancer and lung cancer.

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

DG071. DG071 is a novel, potent and selective PDE4D modulator discovered by deCODE’s chemistry group. First and second generation PDE4 inhibitors such as rolipram, cilomilast, and roflumilast caused significant side effects, including nausea and vomiting, at therapeutic doses in human clinical trials. Such side effects severely limit the utility of these earlier compounds. Data generated at deCODE suggest that the observed side effects were closely correlated with the binding of these molecules in the PDE4 enzymatic active site competitively with cAMP. As cAMP is of critical importance to neuronal signaling, the goal of deCODE’s program has been to discover compounds that would modulate PDE4 activity via an allosteric mechanism to improve safety and tolerability. Towards this goal, the deCODE biostructures team solved multiple novel co-crystal structures of PDE4D & PDE4B containing regulatory domains with bound ligands. Those structures allowed the deCODE chemistry team to identify a novel binding site for allosteric modulators in the PDE4 regulatory domain. Binding of an allosteric modulator at that site is non-competitive with cAMP. DG071 has been shown in animal models to improve cognitive function with benefit similar to that of cholinesterase inhibitors such as donepezil that currently are a mainstay of therapy for memory loss in early Alzheimer’s disease, yet also benefiting long term memory function in animal tests where the cholinesterase inhibitors are ineffective. Additionally, we have developed a broad proprietary platform for PDE4 modulators that we are applying to discover compounds with potential utility for the treatment of over-active bladder, inflammatory and respiratory diseases.

The DG071compound is being developed as a new and potentially safer means of targeting PDE4 to combat memory loss and cognitive deficits associated with Alzheimer’s disease and other disorders in which neural signaling is reduced or impaired. In animal models, DG071 has been shown to significantly improve learning and long- and short-term memory at doses that offer a wide margin for safety and tolerability. The compound has the potential to eliminate the nausea that limits the utility of previous PDE4 inhibitors. In October 2008 we filed an IND application for DG071, which we plan to advance the clinical development of DG071 with a strategic partner.

For our most significant research and development programs we have cumulatively invested $47.1 million, $24.4 million and $15.8 million in our heart attack (myocardial infarction, or MI), arterial thrombosis and stroke programs, respectively, from the beginning of 2003 to date (September 30, 2008). Inception to-date costs are not available as these costs were not historically tracked by program.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2008 and 2007

In 2008, our focus remains within the same broad strategic continuity, emphasizing its core capabilities in human genetics and leveraging those assets to build upon the commercial opportunities presented by our diagnostics work and deCODEme. We have taken steps to slim down elements of deCODE’s broad capabilities to focus our remaining resources, and we continue to seek efficiencies throughout the organization. With near-term value creation in mind, our core focus in 2008 has been in building our genomic services business (which includes diagnostics, deCODEme and scientific services). At the same time, we aim to advance our therapeutics programs through partnerships and then advance our early preclinical programs both through partnerships and resources we may be able to generate from our diagnostics business. We continue to investigate avenues of financing beyond collaborations and licensing arrangements, namely further public or private equity offerings, additional debt financing and other forms of financing. We have also carried-on analyzing non-core elements of operations. Presently, we are carrying out a review of our long-term business strategy and have engaged professional advisors to assist in evaluating our strategic alternatives and in executing swiftly on the results of this review through the identification of buyers and partners for non-core business units, programs and intellectual property. The goal of this strategic review is to optimize the value of these assets and sharpening the focus of deCODE’s business, selling non-core assets, securing strategic partnerships, and utilizing the resources generated to underpin product development and marketing efforts in its core business. We have utilized a 30-day grace period for the scheduled October 15 interest payment on our 3.5% Senior Convertible Notes due 2011 and are reviewing methods for making this payment. Given our current liquid assets, and without paying the interest on our Notes from our present funds, we must obtain further financial resources through either the implementation of strategic alternatives, corporate partnerships, or the sale of or loans secured by our auction rate securities in order to continue operations beyond the end of this year. We are focused on reducing expenses and speeding the evaluation of our strategic options to achieve this goal.

Financial highlights as of and for the three and nine-month periods ended September 30, 2008 include:

• At September 30, 2008, we had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $11.8 million as compared to $23.7 million at June 30, 2008 and $64.2 million at December 31, 2007. The net utilization of liquid funds in the three and nine-month periods ended September 30, 2008 was $12.0 million and $52.4 million, respectively. At September 30, 2008, we had $35.5 million of cash, cash equivalents and investments, comprised of $11.8 million of cash and cash equivalents, as well as $5.5 million in restricted investments in U.S. Treasury Bills and $18.2 million in illiquid, non-current investments in auction rate securities. At December 31, 2007, we had $94.1 million in cash, cash equivalents, restricted cash equivalents and investments.

• Our revenue was $12.0 million and $42.0 million for the three and nine-month periods ended September 30, 2008, respectively, as compared to $10.9 million and $27.1 million for the three and nine-month periods ended September 30, 2007, respectively. As of September 30, 2008, we had $17.7 million in deferred revenue that will be recognized over future reporting periods. The period-on-period increase in revenue for the third quarter and the first nine months of 2008 was driven principally by growth in our genomic services business, which includes our diagnostics, deCODEme™ personal genome analysis, and contract genotyping business. Importantly, our genomic services revenues were 4.0 million and $14.0 million during the three and nine-month periods ended

September 30, 2008, respectively, as compared to $1.8 million and $3.9 million during the three and nine-month periods ended September 30, 2007, respectively.

• Our research and development expense was $5.7 million and $26.3 million for the three and nine-month periods ended September 30, 2008, respectively, as compared to $14.1 million and $41.3 million for the three and nine-month periods ended September 30, 2007, respectively. Our research and development expense in the three and nine-month periods ended September 30, 2008 reflect the conclusion of clinical pharmacological studies in our most advanced drug development programs, the launch of our prostate cancer, breast cancer and glaucoma diagnostic tests, and the advancement of gene and target discovery work in a range of major disease areas. We also continue to pursue our PDE4 modulator program across several indications and filed an IND application for DG071 for Alzheimer’s and other cognitive disorders in October 2008.

• Our selling, general and administrative expense for the three and nine-month periods ended September 30, 2008 was $6.7 million and $21.0 million, respectively, as compared to $7.1 million and $19.4 million for the three and nine-month periods ended September 30, 2007, respectively. The changes in selling, general and administrative expense period-on-period reflect principally the build-up of our sales efforts for our diagnostics and deCODEme™ businesses offset chiefly by lower salary and stock-based compensation expense.

• With continuing developments in the global credit and capital markets into 2008, we recognized an other-than-temporary loss on investments in auction rate securities (“ARS”), classified as non-current investments on our balance sheet. The estimated market value of our ARS holdings at September 30, 2008 was $18.2 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $2.4 million and $6.6 million during the three and nine-month periods ended September 30, 2008.

•  In order to provide more time for the completion of this strategic review and the execution of alternatives including the sale of assets, deCODE elected to utilize a 30-day grace period for the scheduled October 15 interest payment on its outstanding 3.5% Senior Convertible Notes due 2011. Failure to pay an installment payment on the interest within 30 days of the due date would constitute an event of default. If an event of default occurs with respect to the installment payment on the interest and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may declare the notes due and payable at their principal amount together with accrued interest.

Revenue

	Three Months		Nine Months		2008 as Compared to 2007
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except%)
Revenue	$11,978	$10,892	$41,982	$27,060	$1,086	10%	$14,922	55%

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

Significant elements of our revenue are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Genomic services	$4,034	$1,793	$14,030	$3,879
Research funding and other service fees	3,703	4,148	12,933	11,474
Government research contracts and grant funding	3,717	3,510	13,245	9,194
Milestone payments and other	524	1,441	1,774	2,513
Total revenue	$11,978	$10,892	$41,982	$27,060

Increases in our revenue for the three and nine-month periods ended September 30, 2008 as compared to the same periods in 2007 are largely on account of the growth of our genomics business, principally our genotyping and other scientific services and also an increased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants.

We had $17.7 million in deferred revenue at September 30, 2008, compared to $15.4 million at December 31, 2007. Of this deferred revenue, $6.2 million relates to our agreement with Merck to conduct information-rich clinical trials in Iceland and, to date, Merck has not selected any compounds for development under the agreement. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Government Research Contracts and Grant Funding. We have received various research grants from divisions of the United States National Institutes of Health (NIH), the Commission of the European Communities (EC) and other government agencies and private foundations. Research grants for multiple years are based on approved budgets with budgeted amounts subject to approval on an annual basis. NIH grants generally provide for 100% reimbursement of allowable expenditures while grants under the EC generally provides for fifty percent reimbursement of allowable research and development related expenditures. Our most significant research contract is with the National Institutes of Allergy and Infectious Diseases (NIAID) dating to September 2004, where we were awarded a five-year $23.9 million contract by the NIAID. Under the contract, we are applying our population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. We may receive $5.7 million in additional research funding over the remaining term of the agreement.

Cost of Revenue

	Three Months		Nine Months		2008 as Compared to 2007
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of revenue	$10,992	$11,976	$39,138	$32,050	$(984)	(8)%	$7,088	22%

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

Significant elements of our revenue and cost of revenue are summarized as follows:

	Three Months Ended September 30,
	2008			2007
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$8,261	$6,385	$1,876	$7,382	$7,716	$(334)
Government research contracts and grant funding	3,717	4,607	(890)	3,510	4,260	(750)
Total	$11,978	$10,992	$986	$10,892	$11,976	$(1,084)

	Nine Months Ended September 30,
	2008			2007
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$28,737	$22,244	$6,493	$17,866	$18,856	$(990)
Government research contracts and grant funding	13,245	16,894	(3,649)	9,194	13,194	(4,000)
Total	$41,982	$39,138	$2,844	$27,060	$32,050	$(4,990)

Generally our costs of revenue have been increasing due to (i) the growth of our genomics business, principally the growth of scientific services, (ii) services provided by our chemistry and structural biology units, and also (iii) an increased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants. The decrease in our cost of revenue for the three-month period ended September 30, 2008 as compared to the same period in 2007 is largely on account of the completion of our work under a collaboration agreement with F. Hoffmann-La Roche (Roche) in 2007 that did not occur in 2008. Our cost of revenue in the three-month period ended September 30, 2008 as compared to the same period in 2007 decreased chiefly with regard to an increase of our usage of chemicals and consumables ($1.2 million) offset by decreased salaries and employee compensation ($1.8 million) and contractor services and other overhead costs ($0.4 million). Our cost of revenue in the nine-month period ended September 30, 2008 as compared to the same period in 2007 increased chiefly with regard to an increase of our usage of chemicals and consumables ($8.6 million) and contractor and other overhead costs ($0.3 million), offset by decreased salaries and employee compensation ($1.8 million). During the three and nine-month periods ended September 30, 2007 we performed work ($1.0 million and $3.9 million, respectively) under a collaboration agreement with F. Hoffmann-La Roche (Roche) and recognized revenue of $0.5 million and $1.5 million, respectively under that agreement.

Research and Development

	Three Months		Nine Months		2008 as Compared to 2007
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$5,652	$14,069	$26,269	$41,273	$(8,417)	(60)%	$(15,004)	(36)%

Our research and development expense consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and other personnel costs	$2,027	$4,576	$10,781	$14,379
Materials and supplies	858	2,961	4,882	9,191
Contractor services and other third party costs	1,293	4,083	4,701	10,132
Overhead expenses	679	1,420	3,025	4,247
Depreciation and amortization	560	586	1,963	1,934
Stock-based compensation	235	443	917	1,390
Total	$5,652	$14,069	$26,269	$41,273

Our research and development expense for the third quarter of 2008 and year to date reflects the advancement of our drug and diagnostic programs, including costs related to the development and launch of our latest DNA-based diagnostic tests for gauging individual risk of a growing number of common diseases and ongoing gene discovery work that is feeding our diagnostic pipeline and deCODEme service. We also continue to pursue our PDE4 modulator program across several indications and filed an IND for DG071 in October 2008. With near-term value creation in mind, our core focus in 2008 has been towards building our diagnostics and deCODEme businesses and our genomic services broadly. At the same time, we aim to advance our therapeutics programs through partnerships. With this focus, we believe that our overall investment in research and development for the fiscal year 2008 may be in the range of $30 to $35 million.

Selling, General and Administrative Expense

	Three Months		Nine Months		2008 as Compared to 2007
	Ended September 30,		Ended September 30,		Three Months			Nine Months
	2008	2007	2008	2007	$	Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, general and administrative	$6,661	$7,070	$21,018	$19,395		$(409)	(6)%	$1,623	8%

The decrease in our selling, general and administrative expenses for the three-months ended September 30, 2008 compared to the same period ended September 30, 2007 is primarily attributable to increased selling expenses and other contractor services related to our diagnostic and deCODEme offerings ($0.9 million) offset chiefly by lower salary and stock-based compensation expense ($1.0 million) and decreased legal and other contractor services ($0.3 million). The increase for the nine-month period ended September 30, 2008 compared to the same period in 2007 is primarily attributable to increased selling expenses and other contractor services related to our diagnostic and deCODEme offerings ($3.7 million) offset chiefly by lower salary and stock-based compensation expense ($2.2 million).

Interest Income

	Three Months		Nine Months		2008 as Compared to 2007
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest income	$500	$1,646	$1,989	$5,155	$(1,146)	(70)%	$(3,166)	(61)%

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

Interest Expense

	Three Months		Nine Months		2008 as Compared to 2007
	Ended September 30,		Ended September 30,		Three Months		Nine Months
	2008	2007	2008	2007	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest expense	$4,187	$4,019	$12,332	$11,488	$168	4%	$844	7%

Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 for which our cash interest payments are approximately $8.1 million on an annual basis. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.6 million for the year ending December 31, 2008. The September 2007 sale and leaseback of our Woodridge property is being accounted for as a financing and, as such, a portion of our rent payments are charged to interest expense ($0.4 million and $1.1. million during the three and nine months ended September 30, 2008, respectively) and is primarily responsible for the increase in our interest expense for the three and nine-month periods ended September 30, 2008 versus the same periods in 2007.

In order to provide more time for the completion of our strategic business review and the execution of alternatives including the sale of assets, we elected to utilize a 30-day grace period for the scheduled October 15 interest payment ($4.0 million) on our outstanding 3.5% Senior Convertible Notes due 2011. Failure to pay an installment payment on the interest within 30 days of the due date would constitute an event of default. If an event of default occurs with respect to the installment payment on the interest and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the Notes due and payable at their principal amount together with accrued interest.

Other non-operating income and (expense), net

	Three Months		Nine Months		2008 as Compared to 2007
	Ended September 30,		Ended September 30,		Three Months			Nine Months
	2008	2007	2008	2007	$	Change	% Change	$ Change	% Change
	(In thousands, except %)
Other non-operating income and (expense), net	$(2,886)	$348	$(8,133)	$8,890		$(3,234)	(929)%	$(17,023)	(191)%

Our other non-operating income and expense, net, during the three and nine-month periods ended September 30, 2008 is principally comprised of other-than-temporary losses on investments in auction rate securities and during the nine-month period of 2007 is principally comprised of a legal settlement.

With continuing developments in the global credit and capital markets into 2008, we recognized an other-than-temporary loss on investments in auction rate securities (“ARS”), classified as non-current investments on our balance sheet at September 30, 2008. The estimated market value of our ARS at September 30, 2008 was $18.2 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $2.4 million and $6.6 million during the three and nine-months ended September 30, 2008, respectively. The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

We entered into a legal settlement in June 2007 to end ongoing litigation regarding certain proprietary and confidential information. Financial terms of the legal settlement stipulated that we would be paid $9.0 million which we recognized during the nine-months ended September 30, 2007, net of litigation expenses incurred of $0.1 million and $0.8 million during the three and nine-months ended September 30, 2007, respectively.

Liquidity and Capital Resources

At September 30, 2008, we had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $11.8 million as compared to $23.8 million at June 30, 2008 and $64.2 million at December 31, 2007. The net utilization of liquid funds in the three and nine-month periods ended September 30, 2008 was $12.0 million and $52.4 million, respectively. At September 30, 2008, we had $35.5 million of cash, cash equivalents and investments, comprised of $11.8 million of cash and cash equivalents, as well as $5.5 million in restricted investments in U.S. Treasury Bills and $18.2 million in illiquid, non-current investments in auction rate securities. At December 31, 2007, we had $94.1 million in cash, cash equivalents, restricted cash equivalents and investments.

 Financial Condition.  In 2008 our focus remains within the same broad strategic continuity, emphasizing our core capabilities in human genetics as well as our integrated capabilities in structural biology and chemistry. We are leveraging those assets to build upon the commercial opportunities presented by both our drug discovery work and diagnostics work as well as deCODEme. We have taken steps to slim down elements of our broad capabilities to focus our remaining resources, and continue to seek efficiencies throughout the organization. In order to bring to market products that can generate revenues in the near term, in 2008, we have focused our efforts on the development and marketing of our molecular diagnostic products and deCODEme, our personal genome analysis service.

At the same time, we aim to advance our therapeutics programs through partnerships and then advance our early preclinical programs both through partnerships and resources we may be able to generate through our contract services and diagnostics programs. In our drug discovery programs we are developing compounds that address both known targets and new targets we discovered through our gene discovery program. Our experience in seeking partners for the further development of our programs based on our gene discoveries has led us to conclude that in the current environment compounds that address known, rather than newly identified, targets have greater commercial potential in the near and medium term. Under these circumstances, we expect that our drug development programs increasingly will address targets that do not come out of our gene discovery programs and that our gene discovery programs will be directed toward the development of diagnostic products.

We continue investigating avenues of financing beyond collaborations and licensing arrangements, namely further public or private equity offerings and other forms of financing. We have also carried-on analyzing non-core elements of operations. Presently, we are carrying out a review of our long-term business strategy and have engaged professional advisors to assist in evaluating our strategic alternatives and in executing swiftly on the results of this review through the identification of buyers and partners for non-core business units, programs and intellectual property. The goal of this strategic review is to optimize the value of these assets and sharpen the focus of our business, selling assets, securing strategic partnerships, and utilizing the resources generated to underpin product development and marketing efforts in our core business. We have utilized a 30-day grace period for the scheduled October 15 interest payment on our 3.5% Senior Convertible Notes due 2011 and are reviewing methods for making this payment. Given our current liquid assets, and without paying the interest on our Notes from our present funds, we must obtain further financial resources through either the implementation of strategic alternatives, corporate partnerships, or the sale of or loans secured by our auction rate securities in order to continue operations beyond the end of this year. We are focused on reducing expenses and speeding the evaluation of our strategic options to achieve this goal.

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($1,061 million from the beginning of 1999 to-date). At September 30, 2008, future funding under terms of our existing agreements is approximately $39.5 million excluding milestone payments, royalties and other payments that we may earn under such collaborations. Of the $39.5 million, approximately $13.6 million is expected to be received during the year ended December 31, 2008, with the remaining amount due through 2012.

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

Icelandic Economic Situation. deCODE has significant operations in Iceland and pays a large proportion of its fixed costs in

Icelandic Krona (ISK), while its sales are generally denominated in U.S. dollars and its reporting currency is the U.S. dollar. Beginning in the third quarter of 2008 and particularly in the first weeks of the fourth quarter, the effects of the global credit and financial crisis hit the Icelandic economy particularly hard. The ISK fell from 80.7 ISK to the U.S. dollar on June 30, 2008 to 98.4 ISK to the U.S. dollar on September 30, 2008. In mid-October 2008, the Icelandic parliament passed emergency legislation to minimize the impact of the financial crisis, resulting in the government takeover of the three largest Icelandic banks. By the end of October, with significant foreign exchange controls in place, the official exchange rate was 120.6 ISK to the U.S. dollar. The turmoil in the Icelandic financial sector and economy as a whole have not had a significant impact on deCODE and have had no material adverse impact on our day to day operations, except to decrease the dollar value of our ISK-denominated costs. deCODE has ISK denominated capital lease obligations ($3.1 million at September 30, 2008) and operating lease obligations ($56.4 million at September 30, 2008). At September 30, 2008, we had cash and cash equivalents denominated in ISK of $2.2 million. Our most significant operating expenses denominated in ISK include salaries and rental payments on our leased facilities and capital equipment leases and we expect that in as far as the ISK decreases in value versus the U.S. dollar our ISK-denominated operating expenses will generally decrease. Given that the decline in the value of the ISK has been most rapid in the latter half of 2008, the impact of the decrease in value of the ISK will be most apparent in year-on-year comparisons of expense for our Icelandic operations and for our operating costs in general.

Fair Value. As of September 30, 2008, we have certain assets recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS No. 157, we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Fair values determined by Level 3 inputs utilize unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As noted in Note 13, Fair Value Measurement, a majority of our financial assets consist of auction rate securities (ARS) and have been classified as Level 3 in the fair value hierarchy. The non-current investments in ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allowed existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invested in these securities for short periods of time as part of our cash management program. However, the ongoing uncertainties in the credit markets have prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions. Our non current investments in ARS represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade.

Our Level 3 investments in ARS have a present lack of observable market quotes. The valuation models used to value the securities include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We validate the prices provided by our third party pricing service by understanding the models used and challenging pricing data in certain instances.

The estimated market value of our non current investments in ARS at September 30, 2008 was $18.2 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $6.6 million during the nine-months ended September 20, 2008, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value and this charge is included in Other non-operating income and (expense), net in our Statements of Operations. This $6.6 million impairment charged includes $0.9 million related to ARS for which deCODE had previously determined to be temporary and accounted for as an unrealized loss at December 31, 2007.

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

Our cash was provided by and used as follows:

	Nine-Month Periods Ended September 30,
	2008	2007
	(In thousands)
Cash provided by (used in):
Operating activities	$(47,526)	$(49,613)
Investing activities	7,816	55,019
Financing activities	(2,684)	18,551
Cash and cash equivalents, at end of period	11,778	45,839

Cash and Cash Equivalents. At September 30, 2008, we had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $11.8 million as compared to $23.8 million at June 30, 2008 and $64.2 million at December 31, 2007. The net utilization of liquid funds in the three and nine-month periods ended September 30, 2008 was $12.0 million and $52.4 million, respectively. At September 30, 2008, we had $35.5 million of cash, cash equivalents and investments, comprised of $11.8 million of cash and cash equivalents, as well as $5.5 million in restricted investments in U.S. Treasury Bills and $18.2 million in illiquid, non-current investments in auction rate securities. At December 31, 2007, we had $94.1 million in cash, cash equivalents, restricted cash equivalents and investments.

Available cash is invested in accordance with our investment policy having primary objectives of liquidity and safety of principal while generating income from our investments without significantly increasing risk. Our cash is deposited only with financial institutions in the United States and Iceland having a credit standing of A-/A3 or better. We expect to maintain our portfolio of cash equivalents and current investments in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining returns subject to prevailing market conditions. At September 30, 2008, our cash and cash equivalents are primarily in U.S. Treasury Bills and money market funds and our non-current investments are in auction rate securities. At present, we expect to maintain our portfolio of cash equivalents and current investments in government debt securities and money market funds, and to liquidate our remaining holdings of non-current investments in auction rate securities if and when auctions on them begin to clear or when secondary markets for the auction rate securities begin to present themselves. At September 30, 2008, our cash and cash equivalents are largely invested in U.S. dollar denominated U.S. Treasury Bills, money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Net cash used in operating activities increased to $47.5 million for the nine-months ended September 30, 2008 as compared to $49.6 million for the nine-months ended September 30, 2007, the difference is principally due to working capital changes. Cash used in our operations is principally owing to cash used in diagnostic and therapeutic product development, research and general operations as more fully described above.

Investing Activities. Our investing activities have consisted of capital expenditures and the sale of investments in marketable securities. Capital expenditures have been principally replacement capital expenditures during the nine-months ended September 30, 2008 and 2007, and we anticipate making only necessary replacement capital expenditures in the near term. Net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

Financing Activities. Net cash of $2.7 million was used in financing activities during the nine-months ended September 30, 2008, as compared to $18.6 million that was provided during the nine-months ended September 30, 2007. Financing activities for the nine-month periods ended September 30, 2008 consisted primarily of ongoing repayment of and installment payments on debt, capital lease and finance obligations. Our most significant financing activity for the nine-month period ended September 30, 2007 was the sale and leaseback of our property in Woodridge, Illinois (netting us $18.4 million after the payment of transaction costs and the repayment of our existing property mortgage).

Contractual Commitments and Off-Balance Sheet Arrangements.  The following summarizes our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$254,150	$8,050	$8,050	$238,050	$—	$—	$—
Long-term debt, including interest	417	272	145	—	—	—	—
Capital lease obligations, including interest	3,058	3,058	—	—	—	—	—
Finance obligation, including interests	38,240	2,022	2,072	2,124	2,177	2,232	27,613
Operating leases (1)	57,457	5,307	5,136	5,080	5,080	4,938	31,916
Total	$353,322	$18,709	$15,403	$245,254	$7,257	$7,170	$59,529

(1) Balance includes $56.4 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.5 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.1 million.

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These potential payments are not included in the above table.

In November 2007, deCODE adopted a Change In Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and executive officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. Further, these potential payments are not included in the above table. As of September 30, 2008, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6.5 million (calculated as of September 20, 2008).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. At September 30, 2008, our cash and cash equivalents are in U.S. Treasury Bills and money market funds, our current investments are in U.S. Treasury Bills and our non-current investments are in auction rate securities. At present, we expect to maintain our portfolio of cash equivalents and current investments in government debt securities and money market funds, and to liquidate our remaining holdings of non-current investments in auction rate securities if and when auctions on them begin to clear or when secondary markets for the auction rate securities begin to present themselves. At September 30, 2008, our cash and cash equivalents are largely invested in U.S. dollar denominated U.S. Treasury Bills, money market and checking accounts and also in Icelandic krona denominated accounts. Our investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our investments as of September 30, 2008. Changes in interest rates do not affect interest expense incurred on deCODE’s Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in September 2008, the market value of the Convertible Notes was approximately $73.8 million on September 30, 2008.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in a gain of approximately $0.2 million on our Icelandic krona denominated non U.S. dollar assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments.

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

In the matter of In re deCODE genetics, Inc. Initial Public Offering, which is described in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2007, on June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification, seeking certification of three separate classes. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial public offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On December 28, 2007, the underwriter defendants moved to strike class allegations in 26 cases in which the Plaintiffs failed to identify proposed class representatives, and the issuer defendants joined in the motion. On May 13, 2008, the District Court granted the motion in part in eight of the 26 cases, striking the class allegations as to one of the three classes because the proposed class representatives were not a member of the proposed classes. The case against deCODE is one of these eight cases. Due to the inherent uncertainties of litigation, deCODE cannot accurately predict the ultimate outcome of the matter.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors set forth below have been updated to provide data for and as of the quarter ended September 30, 2008.

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

We are carrying out a review of our long-term business strategy and have engaged professional advisors to assist in evaluating our strategic alternatives and in executing swiftly on the results of this review through the identification of buyers and partners for non-core business units, programs and intellectual property. The goal of this strategic review is to optimize the value of these assets and sharpening the focus of deCODE’s business, selling non-core assets, securing strategic partnerships, and utilizing the resources generated to underpin product development and marketing efforts in our core business. We have utilized a 30-day grace period for the scheduled October 15 interest payment on our 3.5% Senior Convertible Notes due 2011 and are reviewing methods for making this payment. Given our current liquid assets, and without paying the interest on our Notes from our present funds, we must obtain further financial resources through either the implementation of strategic alternatives, corporate partnerships, or the sale of or loans secured by our auction rate securities in order to continue operations beyond the end of this year. We are focused on reducing expenses and speeding the evaluation of our strategic options to achieve this goal.

If we continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

We incurred a net loss of $62.9 million and $63.1 million for the nine-months ended September 30, 2008 and 2007, respectively, and $95.5 million for the year ended December 31, 2007, and had an accumulated deficit of $694.1 million at September 30, 2008. We have never generated a profit and we have not generated significant revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to develop our diagnostics and deCODEmeTM products and services, fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio

As of September 30, 2008, we had $33.5 million of principal invested in auction rate securities (“ARS”), all of which are classified as non-current investments on our balance sheet. These investments represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade. The estimated market value of our non-current ARS holdings at September 30, 2008 was $18.2 million, which reflects a $15.3 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, we have recorded a further impairment charge of $6.6 million in the nine months ended September 30, 2008, which includes $0.9 million related to ARS impairments previously recorded as a temporary or unrealized loss at December 31, 2007.

The credit and capital markets have continued to be volatile in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments, realized or unrealized, to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings. While the current lack of liquidity in the credit and capital markets is impacting our financial flexibility, we do not believe the conditions will have a material impact on our cash flows or our ability to fund our operations during the fiscal year 2008, however if the situation does not improve it will have significant impact on our operations during fiscal year 2009.

We may be at risk of our Common Stock being de-listed from Nasdaq

On October 31, 2008, deCODE received a Staff Determination Letter from The Nasdaq Stock Market LLC indicating that deCODE had not regained compliance with Nasdaq Marketplace Rule 4450(b)(1)(A), which requires a minimum market value of listed securities of $50 million, during the time period provided by Nasdaq in a previous notice and therefore its common stock is subject to delisting from The Nasdaq Global Market at the opening of business on November 11, 2008. deCODE has requested a hearing before a Nasdaq Listing Qualifications Panel, which is scheduled for December 18, 2008. deCODE’s common stock will continue to be listed on The Nasdaq Global Market pending the conclusion of the hearing process and during any extension period which may be granted by the Panel. The Panel has discretion to grant an extension not to exceed 180 days from the date of the Staff notification for deCODE to regain compliance with applicable listing standards. There can be no assurance that the Panel will grant deCODE’s request for continued listing.

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

Dated:  November 10, 2008

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