Form 10-K
period 2008-12-31
DECODE GENETICS INC
filed 2009-03-31
CIK 1022974

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-30469

deCODE genetics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3326704 (I.R.S. Employer Identification No.)
Sturlugata 8, Reykjavik, Iceland (Address of principal executive offices)
+ 354-570-1900 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The Nasdaq Stock Market, LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant's most recently completed second fiscal quarter was $55,528,787.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 25, 2009.

Class	Number of Shares
Common Stock, $.001 par value	61,762,805

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive proxy statement for the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

 PART I

INTRODUCTORY NOTE

        Our planned operations require immediate additional liquidity which may not be available to us, thereby raising substantial doubt about our ability to continue as a going concern. At December 31, 2008, we had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $3.7 million as compared to $64.2 million at December 31, 2007. In January 2009, we sold our auction rate securities (ARS) to an Icelandic financial institution for an aggregate price of approximately $11.0 million, with which we believe we have sufficient funds to sustain our operations only into the second quarter of 2009. To address deCODE's immediate need for funds, management and the Board of Directors are exploring the possibilities of (i) selling some or all of deCODE's U.S, subsidiaries and/or its diagnostics and deCODEme businesses based in Iceland, (ii) granting licenses to specific diagnostic products, (iii) entering into a collaboration for gene sequencing, (iv) selling some or all of deCODE's clinical and pre-clinical drug discovery programs, (v) restructuring deCODE's outstanding convertible notes and (vi) obtaining new equity financing. Closing on opportunities in (ii) and (vi) could provide cash flow to meet immediate needs. Achieving (v) could result in either a cash settlement of deCODE's convertible note obligation for substantially less than the carrying amount or in a conversion of the convertible notes into equity of deCODE. Receipt of additional equity financing to support operations in the longer term depends in large part on the outcomes of actions in (ii), (iii) and (v). Management and the board are having ongoing dialogues and negotiations with third parties in each of these areas. If deCODE's Board of Directors concludes that any of these options can be better implemented in a bankruptcy proceeding, deCODE will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code. Whether in a bankruptcy proceeding or otherwise, the consummation of any of these approaches are dependent on successful negotiations with third parties and in many cases the availability of financing to such third parties. There can be no asssurance that any potential transactions will be consummated or will result in sufficient funding to sustain operations. If deCODE is unable to raise additional capital through one or more of these options, it will be able to continue operations only into the second quarter of 2009 and thereafter may be forced to discontinue its operations and liquidate its remaining assets.

        The information included herein should be evaluated in that context. See Item 1A, "Risk Factors", and Note 1 of the Notes to Consolidated Financial Statements, included herein, for additional information.

Item 1.    Business

Overview

        Headquartered in Reykjavik, Iceland, deCODE is a bio-pharmaceutical company developing and marketing products to improve the treatment, diagnosis and prevention of common diseases. deCODE applies its capabilities in chemistry and structural biology to the development of drugs in major therapeutic areas, and applies its discoveries in human genetics to bring to market DNA-based reference laboratory tests and consumer genome analysis services to assess individual risk of common diseases. As these diseases are common and there is significant unmet need for both more effective therapies as well as tools to empower better prevention, we believe that our strategy represents a significant opportunity to create better medicine with major potential—both near- and longer-term—in the global marketplace.

        We believe that our advantage in DNA-based disease risk assessment tests and personal genomics derives from our population approach to human genetics and the ability to apply our discoveries directly to the development of DNA-based reference laboratory tests for common diseases and to our retail genome scans. We have comprehensive population resources in Iceland and one of the largest genotyping facilities in the world, enabling our scientists to effectively identify key variations in the sequence of the human genome associated with a major impact on individual risk of common diseases. Well-validated genetic variations conferring risk of disease are the basis for DNA-based reference laboratory tests and personal genome scans that can more accurately assess individual risk of disease, and deCODE is a global leader in the discovery of these genetic risk factors. As virtually all common diseases have both genetic and environmental risk factors, measuring genetic risk is in our view a critical component for the realization of personalized medicine. By providing a more complete understanding of individual risk, such tests can empower better prevention in those conditions in which known lifestyle and environmental risk can be modified, as well as targeted screening and early intervention in diseases such as cancer.

        We believe that the value of deCODE's drug discovery and development programs derives from our integrated capabilities in structure-based drug design and medicinal chemistry. Through our structural biology and chemistry units based in the United States, we can develop new and detailed understanding of the structure and binding sites of drug targets. This makes it possible to discover compounds that may have superior safety and tolerability profiles than existing drugs. deCODE has fully integrated capabilities ranging from targeted in vitro and model organism biology through cGMP manufacturing for clinical trials.

        In the context of limited financial resources the company's principal focus since the beginning of 2008 has been to maximize near-term value creation, utilizing our success in gene discovery to advance the commercial opportunities in our diagnostics and deCODEme™ businesses. We have been seeking to continue the development of our therapeutics programs through partnerships and have advanced select preclinical programs while employing our drug discovery capabilities to generate contract service revenue.

        At December 31, 2008, we had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $3.7 million as compared to $64.2 million at December 31, 2007. The net utilization of liquid funds in the year ended December 31, 2008 was $60.5 million. At December 31, 2008, we had $21.9 million of cash, cash equivalents and investments, comprised of $3.7 million of cash and cash equivalents, as well as $5.5 million in restricted cash and cash equivalents and $12.7 million in illiquid, non-current investments in auction rate securities. In January 2009, we sold our Auction Rate Securities (ARS) to an Icelandic financial institution for an aggregate price of approximately $11.0 million, with which we believe we have sufficient funds to sustain our operations only into the second quarter of 2009. As described in the introductory note above, deCODE's management and the Board of Directors are exploring a variety of possibilities for obtaining funding. However, if deCODE is unable to raise additional capital through one or more of these options, it will be able to continue operations only into the second quarter of 2009 and thereafter may be forced to discontinue its operations and liquidate its remaining assets.

        Diagnostics.    We are applying our discoveries and unique expertise in human genetics and genotyping to the development of reference laboratory DNA-based tests for assessing individual risk of a growing range of common diseases. Since April 2007 we have launched six reference laboratory DNA-based diagnostic tests to detect single-letter variations in the human genome (called SNPs) that we have linked to increased risk of several common diseases:

  •
  deCODE T2™—which detects SNPs we discovered to be associated with increased risk of type 2 diabetes.

  •
  deCODE AF™—which detects SNPSs we discovered to be associated with increased risk of atrial fibrillation and stroke

  •
  deCODE MI™—which detects SNPs we discovered to be associated with early-onset heart attack, (myocardial infarction, or MI)

  •
  deCODE ProstateCancer™—which detects SNPs we have linked to increased risk of prostate cancer

  •
  deCODE Glaucoma™—which detects SNPs we have linked to increased risk of exfoliation glaucoma

  •
  deCODE BreastCancer™—which detects SNPs we and others have linked to risk of the most common forms of breast cancer

        Beginning in 2008, deCODE initiated billing to commercial insurance companies on behalf of physicians ordering these tests and has received reimbursement from several health insurance companies. All of our diagnostic tests are offered by deCODE via direct sales efforts to physicians in the United States; through marketing collaborations with other organizations in the U.S. and other countries; as well as through our dedicated diagnostics website, www.decodediagnostics.com. deCODE also has an alliance with Illumina, Inc. to develop DNA-based diagnostic kits utilizing deCODE's gene discoveries in certain diseases and Illumina's platform for SNP genotyping.

        deCODEme™.    In November 2007, we launched the first consumer genetic analysis service: deCODEme™. This service takes advantage of deCODE's leadership in human genetics and the capabilities of its high-throughput genotyping laboratory, which is CLIA registered for analytical and clinical validation. Through deCODEme™, subscribers can put themselves in the context of the latest discoveries in genetics, learning what their own DNA says about their ancestry and certain physical traits, as well as whether they have genetic variants that have been associated with higher or lower than average risk of a range of common diseases. This information is continually updated as new discoveries are made, and is presented in subscribers' secure individual web pages. Recently, we launched two focused disease scans, deCODEme Cardio™ for cardiovascular-related diseases and deCODEme Cancer™ for several common types of cancer. These scans offer subscribers an opportunity to understand their risk of groups of diseases that may be of particular interest without ordering the full genome scan. deCODEme™ products are offered through a dedicated website, www.decodeme.com.

        Drug Discovery and Development.    The expertise of our chemistry and structural biology units enables us to discover novel small-molecule therapeutic compounds targeting pathways identified by us or against novel targets identified by us in known pathways, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our integrated approach to medicinal chemistry and protein crystallography have helped us to discover compounds that bind selectively to our targets and at sites that may offer better safety and tolerability profiles than existing compounds for certain indications. deCODE is actively exploring drug development partnerships and out-licensing opportunities in order to advance the development of its therapeutics programs.

        Our lead drug development programs include:

  •
  DG041 for the prevention of arterial thrombosis.  DG041 is our novel, first-in-class antagonist of the EP3 receptor for prostaglandins E2, which we are developing as a next-generation oral anti-platelet therapy aimed at preventing arterial thrombosis without increasing bleeding risk.

  •
  DG051 and DG031 for the prevention of heart attack.  We have completed Phase I and Phase IIa clinical studies for DG051, our leukotriene A4 hydrolase (LTA4H) inhibitor being developed for the prevention of heart attack. We successfully completed our reformulation of DG031, our Phase III 5-lipoxygenase activating protein (FLAP) inhibitor, in-licensed from a third party and which is also being developed for the prevention of heart attack.

  •
  DG071 for Alzheimer's and other cognitive disorders.  In October 2008 we filed an investigational new drug (IND) application for DG071, a novel small-molecule modulator of phosphodiesterase 4 (PDE4), being developed for Alzheimer's and other cognitive disorders.

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

Our product portfolio and development pipeline

        Over the past several years we have discovered and brought into clinical testing several novel small molecule compounds in major disease areas, compounds we believe have major therapeutic and commercial potential and which we are seeking to bring forward in clinical development through corporate partnerships. Over the course of more than a decade we have also actively studied the genetics and pathology of over 50 different common diseases using our population genetics approach. We have led the world in the discovery of variations in the sequence of the human genome conferring risk of common diseases, and our pioneering DNA-based reference laboratory diagnostic tests and personal genome scans are based upon these discoveries. deCODE's capabilities in drug discovery and human genetics enable the company to pursue product development in-house, but we are also leveraging our capabilities in genotyping, structural biology and chemistry to generate revenue in the near-term through our contract service businesses.

  DNA-based risk-predictive diagnostic tests and consumer genome analysis

        Diagnostics represent an important avenue for rapidly pursuing the medical and commercial value of our genetic discoveries, and since the beginning of 2007 we have brought to market six DNA-based reference laboratory tests for measuring individual inherited risk of several common diseases. We also offer a personal genome analysis service, deCODEme™. Because genetic variants linked to disease are by definition markers of disease susceptibility, we can apply the same findings we employ in our drug discovery efforts to the development of DNA-based diagnostic tests. We believe that such tests may be useful as a means for identifying patients who are at a particularly high risk of a given disease, and those who are likely to respond well to drugs that target the same disease pathway.

        The key to developing such tests and scans is the ability to identify common SNPs that confer significant risk of common diseases. deCODE is a world leader in gene discovery, based upon a unique set of capabilities and resources the company has assembled in Iceland. These include a genealogy database linking together the entire current-day population of Iceland; detailed genetic and medical information from most of the adult population of Iceland, who are taking part in one or more of our research programs; genetic and medical data from hundreds of thousands of participants from the U.S., Europe and around the world; one of the world's largest high-throughput genotyping facilities, enabling us to conduct genome-wide association studies utilizing hundreds of thousands of markers across the genomes of many thousands of patients and control subjects in each study; and proprietary bioinformatics and statistical tools to correlate information on disease with specific genetic variations.

        By mining these datasets our scientists can effectively trace the genetic components of virtually any common disease, pinpointing key SNPs and genes that confer increased risk. The company's discoveries are also validated in multiple populations before they are integrated into our tests and scans. Once we have replicated our discoveries in several populations we publish them, a process which enables independent groups to analyze the role of our disease markers in yet more populations around the world and provides additional information we can then use to fold back into and expand the utility of our products.

        Key new genetic risk factors for bladder cancer, skin cancer and thyroid cancer, and for lung cancer and nicotine dependence, are elements in the deCODEme Cancer™ scan. New genetic markers for risk of abdominal aortic and intracranial aneurysm and heart attack have been added to the company's well-established heart attack and atrial fibrillation/stroke markers in the deCODE MI™ test and the deCODEme Cardio™ scan. All of these discoveries, along with others in bone mineral density and osteoporosis, obesity, schizophrenia, essential tremor, and asthma, have provided an unrivalled series of replicated and validated updates for subscribers of deCODEme™.

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

        We are actively marketing and working to secure reimbursement for these tests, even as we continue to bring new diagnostic products to market. These products are listed in the table below.

Indication	Product	Launch date	Utility/Highlights
Type 2 diabetes	deCODE T2™	April 2007	•	High-risk pre-diabetics can receive earlier lifestyle and pharmacologic intervention
			•	Validated in more than 60 populations
Atrial fibrillation/stroke	deCODE AF™	July 2007	•	Post-stroke/TIA patients at risk of AF to obtain additional cardiac monitoring
			•	Patients with intermittent AF, family history and CHF to obtain additional cardiac monitoring
			•	Validated in more than 10 populations
Early-onset heart attack/abdominal aortic aneurysm/intracranial aneurysm	deCODE MI™	October 2007	•	Risk of early-onset MI to seek CVD assessment or prevention management
			•	Validated in more than 25 populations
Personal genome scan	deCODEme™	November 2007	•	Launched with variants in 18 conditions; currently 30 conditions
Prostate cancer	deCODE ProstateCancer™	February 2008	•	Validated common risk variants that are linked to more than 50% of all prostrate cancer cases
			•	Some variants included identify risk of aggressive forms of prostrate cancer
			•	Validated in more than 15 populations
Exfoliation glaucoma	deCODE	February 2008	•	Risk of exfoliant glaucoma
	Glaucoma™		•	Validated in more than 10 populations
Breast cancer	deCODE	October 2008	•	Tests 7 genetic risk variants
	BreastCancer™		•	Assesses risk of the most common forms of breast cancer, which represents 95% of all breast cancers.
			•	Validated in more than 10 populations

        Other DNA-based risk diagnostic tests currently in development include: melanoma, basal cell cancer, bladder cancer and lung cancer.

  Drug Development Programs

        deCODE has discovered and brought into clinical development several novel compounds in major disease areas and we are working to advance these compounds to the next phases of clinical testing through corporate partnerships. Over the past year we have pursued proprietary drug discovery work only in very select programs in which we believe we can advance innovative compounds that have major commercial potential and that are clearly differentiated from those under development by other companies. Our DG071 compound is an example of such a program. Our most advanced programs are listed in the following table. Squares indicate the phases in which at least one clinical trial has been completed.

Therapeutic area	Compound	IND	Phase I	Phase II	Phase III
Cardiovascular
Heart attack	DG051	/*/	/*/	Completed Phase IIa
Arterial thrombosis (heart attack, vascular disease)	DG041	/*/	/*/	/*/ Additional clinical pharmacology studies completed in 2008
Heart attack	DG031	/*/	/*/	/*/	Reformulation completed
Cognitive Disorders
Alzheimer's and other cognitive disorders	DG071	/*/

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

        Structure-based drug design has also been crucial in our DG041 program. The current mainstays of anti-thrombotic therapy are compounds that broadly inhibit platelet activation, with the result that they also cause increased bleeding risk and are therefore problematic for chronic use. In the discovery of DG041, deCODE began with a target—the EP3 receptor for prostaglandins E2—that the company's genetics and biology work had identified as a key modulator of arterial thrombosis. And the use of ligand-based drug design and crystallographic modeling of the PGE2 bound to EP3 enabled the discovery of DG041 as a very highly selective inhibitor of EP3.

        Based on the results of our clinical studies thus far, DG041 appears to be well-tolerated, showing little difference in bleeding events between dosing arms and placebo, and to potentially offer focused means of preventing the formation of thrombi by specifically inhibiting platelet aggregation mediated by EP3. In the first half of 2008, we completed a second clinical pharmacology study examining the impact of DG041 on top of aspirin and Plavix™, the results of which show that DG041 blocks platelet aggregation and does not increase bleeding time when given alone, with Plavix™, or with Plavix™ and aspirin. We continue to engage in partnering discussions for advancing the development of DG041.

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

        DG051, discovered internally by deCODE's chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. In 2007, we completed our Phase I program, the results of which demonstrated that DG051 was safe and well tolerated at all doses tested, has a pharmacokinetic profile suited for potential once-a-day dosing, and significantly reduces LTB4 levels in a concentration-dependent manner. We also concluded a Phase IIa study in late 2007, which demonstrated safety and tolerability and a significant reduction in LTB4, even at lower doses than were originally considered. deCODE has also in-licensed a FLAP inhibitor from Bayer AG, now known as DG031. Our Phase II clinical studies demonstrated that DG031 was well-tolerated and reduced production of LTB4 in a dose-dependent manner. This effect was seen on top of the effects of the current standard of care, which included statin therapy for a majority of patients in our trials. In 2006 we began a Phase III clinical trial for DG031, a trial which we voluntarily suspended because the drug tablets appeared to dissolve more slowly than anticipated, potentially providing lessening amounts of active drug the longer they were stored. We successfully reformulated the compound. We are currently seeking a partner with whom to take the next step in development of our leukotriene program.

        DG071.    DG071 is a novel, potent and selective PDE4D modulator discovered by deCODE's chemistry group. First and second generation PDE4 inhibitors such as rolipram, cilomilast, and roflumilast caused significant side effects, including nausea and vomiting, at therapeutic doses in human clinical trials. Such side effects severely limit the utility of these earlier compounds. Data generated at deCODE suggest that the observed side effects were closely correlated with the binding of these molecules in the PDE4 enzymatic active site competitively with cAMP. As cAMP is of critical importance to neuronal signaling, the goal of deCODE's program has been to discover compounds that would modulate PDE4 activity via an allosteric mechanism to improve safety and tolerability. Towards this goal, the deCODE biostructures team solved multiple novel co-crystal structures of PDE4D and PDE4B containing regulatory domains with bound ligands. Those structures allowed the deCODE chemistry team to identify a novel binding site for allosteric modulators in the PDE4 regulatory domain. Binding of an allosteric modulator at that site is non-competitive with cAMP. DG071 has been shown in animal models to improve cognitive function with benefit similar to that of cholinesterase inhibitors such as donepezil that currently are a mainstay of therapy for memory loss in early Alzheimer's disease, yet also benefiting long term memory function in animal tests where the cholinesterase inhibitors are ineffective.

        The DG071 compound is being developed as a new and potentially safer means of targeting PDE4 to combat memory loss and cognitive deficits associated with Alzheimer's disease and other disorders in which neural signaling is reduced or impaired. In animal models, DG071 has been shown to significantly improve learning and long- and short-term memory at doses that offer a wide margin for safety and tolerability. The compound has the potential to eliminate the nausea that limits the utility of previous PDE4 inhibitors. In October 2008 we filed an IND application for DG071. We are seeking to advance the clinical development of DG071 with a strategic partner.

  Contract genotyping services

        At our research facility in Reykjavik, we have one of the largest and most advanced genotyping laboratory in the world. We have extensive expertise in microsatellite genotyping and also conduct genome-wide single nucleotide polymorphisms (SNP) association analyses. We utilize these capabilities both for in-house gene discovery work and contract genotyping services to fee paying customers. We have in place efficient, automated systems for all stages of the genotyping process, from DNA isolation and amplification to plate preparation and the generation, storage and analysis of volumes of genotypic data. Our customers for genotyping services include pharmaceutical companies, research consortia and academic institutions. Our reference laboratory is Clinical Laboratory Improvement Act of 1998 as amended (CLIA) registered.

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

  •
  Our proteomics tools subsidiary, Emerald BioSystems, Inc., based in Bainbridge Island, commercializes a series of instruments, consumables and software products for structural proteomics research.

Significant Collaborations

        We entered into an agreement with Roche to collaborate on four diseases that had been the subject of an earlier collaboration with Roche, which expired in February 2005. We signed an additional three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement focused on optimizing lead compounds identified under the previous agreement and expired in January 2008. We signed an agreement with Merck in February 2004 to conduct information-rich clinical trials on a range of Merck's developmental compounds that Merck selects for inclusion in the program. The term of the alliance is seven years, subject to termination by Merck after five years. Merck has not yet selected any compounds for such trials. We may receive milestone payments if any compounds or products derived through these collaborations progress through the development process as well as royalties on successfully marketed drugs.

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

        Accordingly, we actively seek patent protection in the United States and other jurisdictions to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. These include, among other things, the compounds that we invent and will develop as potential drugs, the genes and related drug targets we discover; mutations and variants of genes and related processes; new uses of existing third party compounds that may be used to manipulate those genes, mutations and drug targets; technologies which may be used to discover and characterize genes; therapeutic or diagnostic processes, tests and other inventions based on those genes; as well as methods, tools and software developed in our biostructures, Emerald BioSystems and pharmaceutical groups for the discovery and development of drugs. As of year-end 2008, we had approximately 36 issued U.S. patents and approximately 26 issued patents in non-U.S. jurisdictions. We also had approximately 55 pending patent applications in the U.S. as well as approximately 194 PCT national patent applications in non-U.S. jurisdictions that we have deemed to be of commercial interest.

        We have filed a series of composition of matter type patent applications for the compounds we have discovered ourselves and are the main focus of our pre-clinical and clinical development, including DG041 DG051 and DG071. A US composition of matter patent covering DG051 was issued in 2008 (US 7,402,684). This patent expires in 2026. We have licensed from Bayer a composition of matter patent and a manufacturing process patent for DG031. The licensed patents expire in 2009 and 2012, respectively.

        We have developed an aggressive filing strategy to protect our diagnostic products. All commercially important inventions are protected by patent applications prior to publication in scientific literature. Pending patent applications cover the use of genetic markers for risk prediction and risk management of many of the common diseases. Based on results from our discovery program, we have filed a large number of patent applications that disclose and claim markers that have been associated with risk of these diseases including markers that are the basis for currently marketed diagnostic tests as well as other diagnostic tests that we are currently developing.

        We have filed patent applications for protecting the diagnostic tests we are currently marketing, including deCODE T2™, deCODE AF™, deCODE MI™, deCODE Glaucoma™, deCODE ProstateCancer™ and deCODE BreastCancer™. These patent applications claim the use of the markers used in individual diagnostic tests for determining increased risk of developing Type 2 Diabetes (T2™), Atrial Fibrillation (AF™), Myocardial Infarction (MI™), Glaucoma (Glaucoma™) Prostate Cancer (ProstateCancer™) and Breast Cancer (BreastCancer™). If granted and found to be valid and enforceable, we expect such patents to provide us with a strong position to defend our exclusive rights for marketing genetic tests and/or genotyping testing services within each jurisdiction.

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

        The United States Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, provides for the restoration of up to 5 years of patent term for a patent that covers a new product or its use, to compensate for time lost from the effective life of the patent due to the regulatory review process of the FDA. An application for patent term restoration is subject to approval by the U.S. Patent and Trademark Office in conjunction with the FDA. While the composition of matter patent we licensed from Bayer that expires in 2009 would be eligible for patent term restoration, because we do not expect to receive FDA approval for DG031 prior to the expiration of the term of this patent, we will not benefit from applying for patent restoration with respect to that patent since any such restoration would run concurrently with any NCE marketing exclusivity we obtain, as discussed before. The manufacturing process patent we licensed from Bayer is not eligible for patent term restoration. The Hatch-Waxman Act also establishes a 5 year period of marketing exclusivity from the date of NDA approval for new chemical entities (NCE) approved after September 24, 1984. We believe that DG031 is an NCE, and if the NDA for DG031 is approved, we expect to receive such marketing exclusivity. During the 5 year marketing exclusivity period for an NCE, a manufacturer that proposes to sell a generic version of DG031 may not submit to the FDA an ANDA or a paper NDA except that such applications may be submitted after 4 years if they contain a certification of patent invalidity or noninfringement. Thus, under the Hatch-Waxman Act, the combination of NCE marketing exclusivity and the 30 month stay may create as much as a 7 1/2 exclusivity period for our marketing and sale of DG031.

        Other jurisdictions have statutory provisions similar to those of the Hatch-Waxman Act that afford both patent extensions and market exclusivity for drugs that have obtained market authorizations, such as European Supplementary Protection Certificates that extend effective patent life and European data exclusivity rules that create marketing exclusivity for certain time periods following marketing authorization. European data exclusivity is more generous than the equivalent NCE marketing exclusivity in the U.S., providing exclusivity for as long as 11 years. We believe that if we obtain marketing authorization for DG031 in Europe or other jurisdictions with similar statutory provisions, DG031 may be eligible for patent term extension and marketing exclusivity under these provisions and we plan to seek such privileges.

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

        The FDA has developed special rules for in vitro reagents that are not approved or cleared as diagnostic products. The FDA has imposed restrictions on the manufacture, labeling, sale, distribution, advertising, promotion and use of analyte specific reagents (ASRs). The FDA defines ASRs as antibodies, specific receptor proteins, ligands, nucleic acid sequences, and similar reagents which, through specific binding or chemical reaction with substances in a specimen, are intended for use in a diagnostic application for identification and quantification of an individual chemical substance or ligand in biological specimens. An ASR can be used by a clinical laboratory to develop in-house laboratory assays if the laboratory is certified for high complexity testing under the Clinical Laboratory Improvement Act of 1998 as amended (CLIA). Most, but not all, ASRs are exempt from 510(k) premarket notification or PMA approval, and all are subject to good manufacturing practices (GMP) requirements and to the restrictions on their sale, distribution and use imposed by FDA regulation. In addition, the FDA regulates Research Use Only (RUO) diagnostic products, which by their mandatory labeling are not intended for use in diagnostic procedures. The clinical usefulness of RUO products is unknown and thus their use is limited to research purposes only. Diagnostic products and reagents that we develop now and in the future may be subject to these and other applicable FDA regulations.

        For devices with an approved PMA, the manufacturer must submit periodic reports containing information on safety and effectiveness and other information specified in the FDA regulations, and modifications to the product or its intended use can trigger the need to file a PMA Supplement for approval by the FDA. For devices with a cleared 510(k) notification, modifications to the device that can affect its safety or effectiveness may require the submission of a new 510(k) prior to marketing the modified device. All devices are subject to continuing regulation by the FDA, including record-keeping and reporting requirements, and reporting when a device may have caused or contributed to a death or serious injury or has malfunctioned in a way that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

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

        Clinical laboratory tests that are developed and validated by a laboratory for use in examinations the laboratory performs itself are called "Laboratory Developed Tests" (LDT's) tests. Most LDT's currently are not subject to premarket review by FDA. The DNA-based diagnostics we are offering are LDT's. As a clinical laboratory, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing.

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

Employees

        As of December 31, 2008, deCODE and all of its subsidiaries employed 331 full-time staff. Of the total number, approximately 142 were employed in the United States and 189 in Iceland. More than 70 held Ph.D. or M.D. degrees and approximately 185 held college degrees. 235 employees were engaged in, or directly supported, research and development activities, of whom 200 worked within the laboratory facilities and 35 held positions associated with the development and support of informatics. 72 employees were engaged in various professional support functions such as Finance, Business

Development, Legal, Communications, Human Resources and Clinical Collaborations, and 24 were employed in administrative support, facilities management, cleaning and security. In addition, we utilized part-time employees and outside contractors and consultants as needed and plan to continue to do so.

Certain Financial Information

Research and Development and Cost of Revenue Expenses

        Our cost of research and development for 2008, 2007 and 2006, was $30.7 million, $53.8 million and $57.1 million, respectively.

        Our cost of revenue for 2008, 2007 and 2006, was $52.5 million, $47.0 million and $42.7 million, respectively. Our cost of revenue, includes costs incurred in connection with collaborative programs and represents our customer-sponsored research and development activities.

Geographic Information

        Long-lived assets located in the United States and Iceland were $22.3 million and $16.9 million, respectively, at December 31, 2008 and $23.5 million and $20.2 million, respectively, at December 31, 2007.

        Revenues attributed to the United States and to Iceland were $21.0 million and $37.1 million, respectively, for 2008, $19.8 million and $20.6 million, respectively for 2007, and $16.8 million and $23.7 million, respectively, for 2006.

Significant Customers

        Historically, a substantial portion of deCODE's revenue has been derived from contracts with a limited number of significant customers. Roche accounted for approximately 0%, 5% and 17% of the company's consolidated revenue in 2008, 2007 and 2006, respectively. Divisions of the National Institute of Health (NIH) represented 22%, 22% and 33% of consolidated revenue in 2008, 2007 and 2006, respectively. The European Community (EC) represented 7%, 14% and 8% of consolidated revenue in 2008, 2007 and 2006, respectively. The loss of any significant customer may substantially lower deCODE's revenues which could affect the resources available to support our drug discovery programs.

Item 1A.    Risk Factors

        In addition to the other information contained in this Form 10-K, you should consider the following risk factors in evaluating our business and prospects. We also note that this annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may, "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only expectations. We cannot assure our investors that our expectations and assumptions will prove to have been correct. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise. Actual events or results may differ materially due to a number of factors, including those set forth in this section and elsewhere in this Form 10-K.

        These factors include, but are not limited to, the risks set forth below.

Risks Related to Our Business

We are confronted by serious liquidity concerns which threaten our operations.

        As of the date hereof, we have very limited financial resources. Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of cash in the future. We are evaluating our alternatives for addressing this situation, which include primarily the sale of business units and programs, the sale or licensing of products and intellectual property, the entry into corporate partnerships and the restructuring of our debt together with new financing. Given our current liquid assets we have resources to continue operations only into the second quarter of 2009 and must obtain further financial resources in order to continue operations beyond this time. While negotiations regarding various alternatives are ongoing, we cannot provide any assurance that such negotiations will be completed within the time, or in a manner, that will enable us to continue operations.

        Our liquidity situation has resulted in risks and uncertainties affecting our operations and the execution of our business plan, including the following:

  •
  we may not be able to obtain and maintain normal terms with vendors and service providers;

  •
  we may not be able to maintain contracts, including contracts with fee-paying customers, that are critical to our operations;

  •
  our ability to retain management and other key individuals may be negatively affected; and

  •
  actions and decisions of our creditors and other third parties with interests in our financial status may be inconsistent with our plans.

        We have identified and disclosed in Note 1 to our consolidated financial statements a number of factors that raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we would have to liquidate our assets, and we might realize significantly less than the values at which they are carried on our financial statements. The funds resulting from the liquidation of our assets would be used first to pay off the debt owed to creditors before any funds would be available to pay our stockholders, and any shortfall in the proceeds would directly reduce the amounts available for distribution, if any, to our creditors and to our stockholders. In the event we were required to liquidate, it is unlikely that stockholders would receive any value for their shares.

        The report of our independent registered public accounting firm on the accompanying financial statements contains an explanatory paragraph regarding going-concern uncertainty. The accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

If we commence a Chapter 11 bankruptcy proceeding, operating under the U.S. Bankruptcy Code may restrict our ability to pursue our business strategies and may not result in a successful reorganization.

        As discussed above, if our Board of Directors concludes that a bankruptcy proceeding will facilitate our ability to obtain necessary financing, we will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code. During any Chapter 11 proceeding, our operations, including our ability to execute our business plan, would be subject to the risks and uncertainties associated with bankruptcy, in addition to the risks and uncertainties described about resulting from our liquidity situation. Risks and uncertainties associated with a Chapter 11 proceeding include the following:

  •
  we may be unable to arrange debtor-in-possession financing or otherwise finance our operations during bankruptcy;

  •
  the costs of the Chapter 11 proceedings will reduce amounts available to fund our business operations;

  •
  actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings may be inconsistent with our plans;

  •
  we may not be able to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

  •
  third parties may seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the case to a Chapter 7 case; and

  •
  we may not be able to develop, and obtain requisite court and creditor approval of, a viable Chapter 11 plan of reorganization

        These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with a Chapter 11 proceeding could adversely affect our relationship with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

        If we were unable to develop a plan of reorganization or if such a plan were not confirmed by the Bankruptcy Court, we could have to liquidate our assets, in which case it would be unlikely that stockholders would receive any value for their shares. In addition, if confirmed, a plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and cancellation of their existing stock.

If we are able to continue operations in the near term, we will continue to require sufficient additional funding to meet our capital requirements; if we are not able to obtain such financing, we may be forced to reduce or terminate our research and product development programs and abandon portions of our intellectual property.

        We have spent substantial amounts of cash to fund our research and development activities and expect to continue to spend substantial amounts for these activities over the next several years. Many factors, including which, if any, assets we sell in order to obtain funds to continue operations in the near future and which of our business units and properties we retain, will influence our future capital needs, including:

  •
  the number, breadth and progress of our discovery and research programs;

  •
  our ability to attract customers;

  •
  our ability to commercialize our discoveries and the resources we devote to commercialization;

  •
  the amount we spend to enforce patent claims and other intellectual property rights; and

  •
  the costs and timing of regulatory approvals.

        We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Roche accounted for approximately 0%, 5% and 17% of the company's consolidated revenue in 2008, 2007 and 2006, respectively. Divisions of the National Institute of Health (NIH) represented 22%, 22% and 33% of consolidated revenue in 2008, 2007 and 2006, respectively. The European Community (EC) represented 7%, 14% and 8% of consolidated revenue in 2008, 2007 and 2006, respectively. The loss of any significant customer may significantly lower deCODE's revenues which could affect the resources available to support our product discovery and development programs.

        In addition, we may seek additional funding through public or private equity offerings and debt financings. We may not be able to obtain additional financing when we need it or the financing may not be on terms favorable to us or our stockholders. Stockholders' ownership will be diluted if we raise additional capital by issuing equity securities. The going concern qualification from our independent registered public accounting firm may make it more difficult for us to raise funds.

        If we raise additional funds through collaborations and licensing arrangements, we may have to relinquish rights to some of our technologies or product candidates, or grant licenses on unfavorable terms. If adequate funds are not available, we would have to scale back or terminate our discovery and research programs and product development.

If we are able to continue operations in the near term but continue to incur operating losses longer than anticipated, or in amounts greater than anticipated, we may be unable to continue our operations.

        We incurred a net loss of $80.9 million, $95.5 million and $85.5 million in 2008, 2007 and 2006, respectively, and had an accumulated deficit of $712.2 million at December 31, 2008. We have never generated a profit and we have not generated significant revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to develop our diagnostics and deCODEme™ products and services, fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

        As of December 31, 2008, we had $33.5 million of principal invested in auction rate securities ("ARS"), all of which are classified as non-current investments on our balance sheet. These investments represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade. The estimated market value of our non-current ARS holdings at December 31, 2008 was $12.7 million, which reflects a $20.8 million adjustment to the principal value of $33.5 million. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, we have recorded a further impairment charge of $12.1 million and $7.8 million in the years ended December 31, 2008 and 2007, respectively.

        In January, 2009, we sold the ARS to an Icelandic financial institution for an aggregate price of approximately $11.0 million. We have the call option to require the financial institution to sell the securities back to us at any time prior to December 31, 2009, and the financial institution has the put option to require us to repurchase the securities upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf, our Icelandic subsidiary, ("IE") or a specified part of the operations of IE or (b) December 31, 2009, in each case for a specified price. For accounting purposes this transaction will be reflected as a secured borrowing and, as such, these ARS investments will remain on our balance sheet. The credit and capital markets continue to be volatile. If uncertainties in credit and capital markets continue, these markets deteriorate further or the estimated value of these ARS continue to decline, we may incur additional impairments, realized or unrealized, to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings. In addition, these uncertainties may make it difficult, if not impossible, for us to obtain funding.

We may not successfully develop or derive revenues from any products.

        We use our technology and research capabilities to develop small molecule drugs and predictive diagnostic tests. Although we have identified genetic variations that we believe are likely to cause certain diseases and some of our drugs in development are based on these discoveries, we may not be correct and may not be successful in identifying any other similar genetic variants or in completing the development or marketing of drugs or diagnostics based on these discoveries. Most of the diseases we are targeting are caused by both genetic and environmental factors. Even if we identify specific genetic factors that are partly responsible for causing diseases, any diagnostic or therapeutic products we develop as a result of our genetics work may not detect, prevent, treat or cure a particular disease. We have also identified compounds in our discovery operations derived from our structural biology and protein crystallography work. These programs are not derived from any genetic targets or links but do face the same challenges as any product discovery or development programs. Any pharmaceutical or diagnostic products that we or our collaborators are able to develop will fail to produce revenues unless we:

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

  •
  the extent to which third-party insurance or other reimbursement becomes available and, in its absence, the willingness of patients to pay for the tests themselves;

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

deCODEme™ may not be profitable.

        We have only recently begun to market deCODEme™. Our ability to derive profits from this product will depend, among other things, on

  •
  the degree of consumer interest in the data provided by deCODEme™ ;

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

        We rely on a single CLIA-registered laboratory facility in Reykjavik, Iceland to process our diagnostic tests and deCODEme™. This facility and certain pieces of laboratory equipment would be difficult to replace and may require significant replacement lead-time. This facility may be affected by natural disasters such as earthquakes, floods and fires. In the event our clinical testing facility or equipment is affected by man-made or natural disasters, we would be unable to continue our molecular diagnostic business and meet customer demands for a significant period of time. Although we maintain insurance on this facility, including business interruption insurance, it may not be adequate to protect us from all potential losses if this facility were damaged or destroyed. In addition, any interruption in our diagnostic business would result in a loss of goodwill, including damage to our reputation. If our diagnostic business were interrupted, it would seriously harm our ability to develop this aspect of our business.

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

  •
  our products are more likely to achieve commercial success than competing products at a similar stage of development;

  •
  our novel targets meet their risk profile.

        For these reasons, we cannot be certain that we will be able to continue the development of these products. Furthermore, any collaborations that we form will be subject to the additional risks described below under "Risks Related to Our Collaborative Relationships."

If our assumption about the role of genes in diseases is wrong, we may not be able to develop certain products.

        Some of the products we hope to develop, like DG041 and DG051 are based on our gene discovery work and involve new and unproven approaches in the identification of the targets they address. They are based on the assumption that information about genes may help scientists to better understand complex disease processes. Scientists generally have a limited understanding of the role of genes in diseases, and few products based on gene discoveries have been developed. Of the products that exist, all are diagnostic products. If our assumption about the role of genes in the disease process is wrong, we may not be able to commercialize any therapeutic products the targets for which came originally from our gene discovery work.

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

Clinical trials required for our product candidates and partners are expensive and time-consuming, their outcome is uncertain and we may not achieve our projected development goals in the timeframes we have announced and expect.

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

        Any products that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of any of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If we cannot successfully develop a marketing and sales force or maintain suitable arrangements with third parties to market and sell our diagnostic and therapeutic products, our ability to deliver products may be impaired.

        We currently have no experience in selling therapeutic products and limited experience in selling our reference laboratory risk-predictive diagnostic tests. In order to achieve commercial success, we must either develop a larger marketing and sales force, which will require significant additional funds and personnel, or where appropriate, enter into arrangements with third parties to market and sell our diagnostic and therapeutic products. We have made limited investment in sales and marketing for diagnostic products, and might not be successful in developing marketing and sales capabilities in-house. Further, we may not be able to enter into marketing and sales agreements with others on acceptable terms, and any such arrangements, if entered into, may be terminated.

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

        The genetic make-up and prevalence of disease generally varies across populations around the world. Common complex diseases generally occur with a similar frequency in Iceland and other European populations. However, populations from other continents or with ancestry principally from other continents may be genetically predisposed to certain diseases because of genetic variants not present in the Icelandic population, of the genetic variants we discover in Iceland may occur with a different frequency or have a different impact on disease risk in other populations. As a result, we and our partners may be unable to develop products that are effective on all or a portion of people with such diseases. For our business to succeed, we must be able to apply discoveries that we make on the basis of the Icelandic population to other markets.

If a substantial portion of participants in our genetics research studies withdraw their informed consent, our ongoing research may suffer.

        We depend on the willingness of Icelandic volunteers to participate in our genetics research studies. All of the participants in our genetic studies have signed an informed consent form, which gives deCODE permission to process data and blood samples that the participant has donated for research purposes. Participants may at any time revoke this permission by withdrawing their consent. If, for any reason, a substantial portion of participants in our studies were to withdraw their consent, we would not be able to continue population genetic research in some or all of the diseases that we are studying. This would diminish our ability to develop new products based on these discoveries. If our ability to use population genetic data is impaired, we also may not be able to fulfill some contractual obligations with our partners.

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

        Through our wholly owned subsidiary Encode ehf. (sold during 2008), we conducted clinical trials of products we are developing and contracted with drug companies and clinical research organizations to perform a wide range of services to assist them in bringing new drugs to market. Prior to the sale of Encode, our services included:

  •
  supervising clinical trials;

  •
  data and laboratory analysis;

  •
  patient recruitment; and

  •
  acting as investigators in conducting clinical trials.

        If, in the course of these trials or activities,

  •
  we did not perform our services to contractual or regulatory standards;

  •
  we failed to obtain permission to conduct trials from the appropriate authorities in Iceland;

  •
  patients or volunteers suffer personal injury caused by or death from adverse reactions to the test drugs or otherwise;

  •
  there were deficiencies in the professional conduct of the investigators with whom we contract;

  •
  our laboratories inaccurately reported or failed to report lab results; or

  •
  our informatics products violated rights of third parties,

then we could be held liable for these eventualities by the regulatory agencies or the drug companies and clinical research organizations with whom we contract or by study participants. We maintain product liability insurance for claims arising from the use of products we are developing in clinical trials conducted by Encode and are covered by the product liability insurance of the drug companies and clinical research organizations for which we provided clinical trial services for claims arising from the use of their products in such trials. Such insurance may be inadequate and in any event would not cover the risk of a customer deciding not to do business with us as a result of poor performance or claims for a customer's financial loss as the result of our failure to perform our contractual obligations properly.

Use of therapeutic or diagnostic products developed as a result of our programs may result in product liability claims for which we have inadequate insurance.

        The users of any therapeutic or diagnostic products developed by us or our collaborators as a result of our discovery or research programs (including participants in our clinical trials) may bring product liability claims against us. While we currently carry liability insurance to cover such claims, we are not certain that we, or our collaborators, where appropriate, will be able to maintain such insurance. If we cannot protect against potential liability claims, we or our collaborators may find it difficult or impossible to commercialize products.

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

        On December 31, 2008 we had $242.6 million of outstanding debt (including capital lease and finance obligations) as reflected in our balance sheet. Pursuant to generally accepted accounting principles, this amount is net of $14.0 million original issue discount related to the issuance of $80 million face amount of 3.50% Senior Convertible Notes in November 2006. We may incur additional indebtedness in the future and neither our 3.50% Senior Convertible Notes issued in 2004 nor our 3.50% Senior Convertible Notes issued in 2006 (collectively, the "Notes") restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

        A number of companies are attempting to rapidly identify and patent genes that cause diseases or an increased susceptibility to diseases. Competition in this field and our other areas of business, including product discovery and development, is intense and is expected to increase. We have numerous competitors, including major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions, and other government-sponsored entities and companies providing healthcare information products. Our collaborators, including Roche and Merck, may also compete with us. Many of our competitors, either alone or with collaborators, have considerably greater capital resources, research and development staffs and facilities, and technical and other resources than we do, which may allow them to discover important genes or develop drugs based on such discoveries before we do. We believe that a number of our competitors are developing competing products and services that may be commercially successful and that are further advanced in development than our potential products and services. Even if we or our collaborators are successful in developing effective products or services, our products and services may not successfully compete with those of our competitors, including cases where the competing drugs use the same mechanism of action as our products. Our competitors may succeed in developing and marketing products and services that are more effective than ours or that are marketed before ours.

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

If regulatory approvals for our products are not obtained, we will not be able to derive revenues from these products.

        Government agencies must approve new drugs and diagnostic products in the countries in which they are to be marketed. We cannot be certain that we can obtain regulatory approval for any drugs or diagnostic products resulting from our discovery programs. (Currently we are marketing six diagnostic reference laboratory tests. These are exempt from current FDA approval processes, since each test is considered to be a LDT's. The regulatory process can take many years and require substantial resources. Because some of the products likely to result from our disease research programs involve the application of new technologies and may be based upon a new therapeutic approach, various government regulatory authorities may subject such products to substantial additional review. As a result, these authorities may grant regulatory approvals for these products more slowly than for products using more conventional technologies. Furthermore, regulatory approval may impose limitations on the use of a drug or diagnostic product.

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

        Our success will depend in part on the price and extent to which we will be paid for our products by government and health administration authorities, private health insurers and other third party payers. Reimbursement for newly approved healthcare products is uncertain. Third party payers, including Medicare in the United States, are increasingly challenging the prices charged for medical products and services. They are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products. We cannot be certain of the extent, if any, to which any third party insurance coverage will be available to patients for products we discover or develop. If third party payers do not provide adequate coverage and reimbursement levels for our products, the market acceptance of these products may be materially reduced.

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

Our patent applications covering DG041 and DG071 have not issued yet as patents.

        We have filed composition of matter type patent applications covering DG041, DG051 and DG071 in the United States as well as international applications through the Patent Cooperation Treaty. However, these patent applications are in the early stages of patent prosecution before the United States Patent and Trademark Office (USPTO) and other patent offices and, other than the issued US patent covering DG-051 (US Patent 7402684) we have no certainty or indication from the USPTO that these patent applications will issue as patents. The USPTO is currently facing considerable backlog for examining pending patent applications so considerable time may elapse before we will have more certainty as to the patentability of the compounds. Should the USPTO (or any other national patent offices where we choose to file applications) ultimately reject our patent applications covering these compounds, or should others have filed or obtained issued patent covering the same, the value and potential of these programs for our business would be adversely affected.

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

Risks Related to Investing in Our Common Stock

Our common stock may be de-listed from Nasdaq, which could seriously limit its liquidity.

        On February 4, 2009, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market as a result of our inability to comply with Marketplace Rule 4450(b)(1)(A) which requires a minimum $50 million market value of listed securities for continued inclusion on the Nasdaq Global Market. The transfer was made pursuant to a decision of the Nasdaq Listing Qualifications Panel (the "Panel") following our hearing before the Panel on December 18, 2008. If we cannot demonstrate compliance with all the requirements for continued listing on the Nasdaq Capital Market, including the $35 million market value of listed securities requirement, by April 29, 2009, our shares of common stock will be subject to immediate delisting from The Nasdaq Stock Market. There can be no assurance that we will be able to meet the requirements for continued listing. If our common stock is delisted, it would seriously impair stockholders' ability to trade their shares, limit the liquidity of our common stock and impair our ability to raise capital through the sale of our common stock, which could seriously harm our business, especially in light of our need to raise substantial additional capital to continue our operations.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        Our headquarters are in Iceland in an approximately 150,000 square-foot, three-story building, used both for our laboratories and offices. The building is leased under a 15 year operating lease expiring in 2020. We also lease a total of 31,000 square feet in a building at Krokhals 5, Reykjavik, to house additional laboratory facilities and storage. The Krokhals 5 property is also leased under a 15 year operating lease expiring in 2020.

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

        On July 31, 2003, our Board of Directors (other than our Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE's insurers to the settlement, and the completion of acceptable final settlement documentation. A settlement fairness hearing was held on April 24, 2006. On June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the "focus cases" and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus case moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement has been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the court.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters

        Our common stock was traded on the Nasdaq Global Market under the symbol "DCGN" until February 4, 2009. Effective February 4, 2009 our common stock is traded on the Nasdaq Capital Market under the same symbol. The following table sets forth, for the calendar periods indicated, the range of high and low sale prices for the common stock on the Nasdaq Global Market:

	High	Low
2007
First Quarter	$4.60	$3.36
Second Quarter	$4.61	$3.20
Third Quarter	$4.50	$3.25
Fourth Quarter	$4.41	$2.90
2008
First Quarter	$3.96	$1.53
Second Quarter	$1.80	$0.77
Third Quarter	$1.88	$0.37
Fourth Quarter	$0.74	$0.15

        On February 4, 2009, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market as a result of our inability to comply with Marketplace Rule 4450(b)(1)(A) which requires a minimum $50 million market value of listed securities for continued inclusion on the Nasdaq Global Market. The transfer was made pursuant to a decision of the Nasdaq Listing Qualifications Panel (the "Panel") following our hearing before the Panel on December 18, 2008. If we cannot demonstrate compliance with all the requirements for continued listing on the Nasdaq Capital Market, including the $35 million market value of listed securities requirement, by April 29, 2009, our shares of common stock will be subject to immediate delisting from The Nasdaq Stock Market. There can be no assurance that we will be able to meet the requirements for continued listing. If our common stock is delisted, it would seriously impair stockholders' ability to trade their shares, limit the liquidity of our common stock and impair our ability to raise capital through the sale of our common stock, which could seriously harm our business, especially in light of our need to raise substantial additional capital to continue our operations.

        We have neither declared nor paid dividends on our common stock since our inception and do not plan to pay dividends in the foreseeable future. Any earnings that we may realize will be retained to finance our growth.

        As of March 25, 2009, there were 4,008 holders of record of the Common Stock.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The following data with regard to the consolidated balance sheets and the related statements of operations and cash flows have been derived from our audited consolidated financial statements. Consolidated balance sheets at December 31, 2008 and 2007 and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2008 and the notes thereto appear elsewhere in this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Tabular amounts in thousands, except share and per share amounts)
Revenue	$58,095	$40,403	$40,510	$43,955	$42,127
Operating expenses:
Cost of revenue	52,517	47,018	42,660	37,263	43,407
Research and development	30,726	53,825	57,108	43,748	24,942
Selling, general and administrative	28,318	27,139	25,206	20,118	20,187

Total operating expenses	111,561	127,982	124,974	101,129	88,536

Operating loss	(53,466)	(87,579)	(84,464)	(57,174)	(46,409)

Interest income	2,489	6,541	6,685	6,397	2,903
Interest expense	(16,467)	(15,641)	(7,808)	(7,484)	(8,983)
Other non-operating income and (expense), net	(13,503)	1,153	114	(4,489)	(4,766)

Net loss	$(80,947)	$(95,526)	$(85,473)	$(62,750)	$(57,255)

Basic and diluted net loss per share	$(1.32)	$(1.57)	$(1.49)	$(1.17)	$(1.07)
Shares used in computing basic and diluted net loss per share	61,376	61,018	57,465	53,824	53,423

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Cash and cash equivalents	$3,701	$54,172	$21,882	$65,943	$70,238
Investments (including non-current) and restricted cash	18,221	39,886	130,134	89,611	128,082
Total assets (1)	75,137	156,208	215,609	206,758	288,252
Total long-term liabilities	267,593	267,601	247,490	190,572	197,950
Total stockholders' (deficit) equity (1)	(221,076)	(145,650)	(55,379)	(9,337)	52,396

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations as of December 31, 2008 and for each of the three years in the period then ended should be read in conjunction with the audited consolidated financial statements and notes thereto set forth elsewhere in this report.

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

        Through our structural biology and chemistry units based in the United States, we can develop new and detailed understanding of the structure and binding sites of drug targets. This makes it possible to discover compounds that may have superior safety and tolerability profiles than existing drugs. deCODE has fully integrated capabilities ranging from targeted in vitro and model organism biology through cGMP manufacturing for clinical trials. For the development of disease-risk diagnostics we have comprehensive population resources and one of the largest genotyping facilities in the world, enabling our scientists to isolate key genes and gene variants contributing to common diseases. Based on these discoveries, we are developing and marketing DNA-based tests gauging individual risk of disease. With near-term value creation in mind, our core focus in 2008 was on building our genomic services business (which includes diagnostics, deCODEme and scientific services). At the same time, we sought to advance our therapeutics programs through partnerships.

        At December 31, 2008, we had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $3.7 million as compared to $64.2 million at December 31, 2007. The net utilization of liquid funds in the year ended December 31, 2008 was $60.5 million. In January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities ("ARS") owned by deCODE for an aggregate price of approximately $11.0 million. We believe we have sufficient resources to sustain our operations only into the second quarter of 2009.

        To address deCODE's immediate need for funds, management and the Board of Directors are exploring the possibililities of (i) selling some or all of deCODE's U.S, subsidiaries and/or its diagnostics and deCODEme businesses based in Iceland, (ii) granting licenses to specific diagnostic products, (iii) entering into a collaboration for gene sequencing, (iv) selling some or all of deCODE's clinical and pre-clinical drug discovery programs, (v) restructuring deCODE's outstanding convertible notes and (vi) obtaining new equity financing. Closing on opportunities in (ii) and (vi) could provide cash flow to meet immediate needs. Achieving (v) could result in either a cash settlement of deCODE's convertible note obligation for substantially less than the carrying amount or in a conversion of the convertible notes into equity of deCODE. Receipt of additional equity financing to support operations in the longer term depends in large part on the outcomes of actions in (ii), (iii) and (v). Management and the board are having ongoing dialogues and negotiations with third parties in each of these areas. If deCODE's Board of Directors concludes that any of these options can be better implemented in a bankruptcy proceeding, deCODE will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code. Whether in a bankruptcy proceeding or otherwise, the consummation of any of these approaches are dependent on successful negotiations with third parties and in many cases the availability of financing to such third parties. There can be no asssurance that any potential transactions will be consummated or will result in sufficient funding to sustain operations. If deCODE is unable to raise additional capital through one or more of these options, it will be able to continue operations only into the second quarter of 2009 and thereafter may be forced to discontinue its operations and liquidate its remaining assets.

        Diagnostics.    We are applying our discoveries and unique expertise in human genetics and genotyping to the development of reference laboratory DNA-based tests for assessing individual risk of a growing range of common diseases. Since April 2007 we have launched six reference laboratory DNA-based diagnostic tests to detect single-letter variations in the human genome (called SNPs) that we have linked to increased risk of several common diseases:

  •
  deCODE T2™—which detects SNPs we discovered to be associated with increased risk of type 2 diabetes

  •
  deCODE AF™—which detects SNPSs we discovered to be associated with increased risk of atrial fibrillation and stroke

  •
  deCODE MI™—which detects SNPs we discovered to be associated with early-onset heart attack, (myocardial infarction, or MI)

  •
  deCODE ProstateCancer™—which detects SNPs we have linked to increased risk of prostate cancer

  •
  deCODE Glaucoma™—which detects SNPs we have linked to increased risk of exfoliation glaucoma

  •
  deCODE BreastCancer™—which detects SNPs we and others have linked to risk of the most common forms of breast cancer

        Beginning in 2008, deCODE initiated billing to insurance companies on behalf of physicians ordering these tests and has received reimbursement from several health insurance companies. All of our diagnostic tests are offered by deCODE via direct sales efforts to physicians in the United States; through marketing collaborations with other organizations in the U.S. and other countries; as well as through our dedicated diagnostics website, www.decodediagnostics.com. deCODE also has an alliance with Illumina, Inc. to develop DNA-based diagnostic kits utilizing deCODE's gene discoveries in certain diseases and Illumina's platform for SNP genotyping.

        deCODEme™.    In November 2007, we launched the first consumer genetic analysis service: deCODEme™. This service takes advantage of deCODE's leadership in human genetics and the capabilities of its high-throughput genotyping laboratory, which is CLIA registered for analytical and clinical validation. Through deCODEme™, subscribers can put themselves in the context of the latest discoveries in genetics, learning what their own DNA says about their ancestry, certain physical traits, as well as whether they have genetic variants that have been associated with higher or lower than average risk of a range of common diseases. This information is continually updated as new discoveries are made, and is presented in subscribers' secure individual web pages. Recently, we launched two focused disease scans, deCODEme Cardio™ for cardiovascular-related diseases and deCODEme Cancer™ for several common types of cancer. These scans offer subscribers an opportunity to understand their risk of groups of diseases that may be of particular interest without ordering the full genome scan. deCODEme™ products are offered through a dedicated website, www.decodeme.com.

        Drug Discovery and Development.    The expertise of our chemistry and structural biology units enable us to discover novel small-molecule therapeutic compounds that address both known and novel drug targets identified by us, take candidate compounds through pre-clinical testing, and manufacture sufficient quantities for early-stage clinical trials. Our integrated approach to medicinal chemistry and protein crystallography have helped us to discover compounds that bind selectively to our targets and at sites that may offer better safety and tolerability profiles than existing compounds for certain indications. deCODE is actively exploring drug development partnerships and out-licensing opportunities in order to advance the development of its therapeutics programs.

        Our lead drug development programs include:

  •
  DG041 for the prevention of arterial thrombosis.  DG041 is our novel, first-in-class antagonist of the EP3 receptor for prostaglandins E2, which we are developing as a next-generation oral anti-platelet therapy aimed at preventing arterial thrombosis without increasing bleeding time.

  •
  DG051 and DG031 for the prevention of heart attack.  We have completed Phase I and Phase IIa clinical studies for DG051, our leukotriene A4 hydrolase (LTA4H) inhibitor being developed for the prevention of heart attack. We successfully completed our reformulation of DG031, our Phase III 5-lipoxygenase activating protein (FLAP) inhibitor, in-licensed from a third party and which is also being developed for the prevention of heart attack.

  •
  DG071 for Alzheimer's and other cognitive disorders.  In October 2008 we filed an investigational new drug (IND) application for DG071, a novel small-molecule modulator of phosphodiesterase 4 (PDE4), being developed for Alzheimer's and other cognitive disorders.

        The goal of our business strategy is to maximize the creation of value from our drug discovery and development programs, our human genetics and diagnostics capabilities and test portfolio, and to capture that value for deCODE and its stockholders. Executing on our strategy—advancing and capturing the value of our products while continuing our discovery and product development work in a broad range of common diseases—requires us prioritize investment, seek partnerships in those programs which we cannot advance ourselves, and manage cost.

        In order to seek the best return from our limited resources for investment in product development, over the past year and into 2009, we are focused on generating near-term revenue through our DNA-based diagnostics tests and personal genome scans, as well as through our contract service businesses, at the same time as we are actively pursuing partnership opportunities for our therapeutics programs. Our chemistry subsidiary provides drug discovery and contract manufacturing services to fee-for-service customers, and our other service offerings include protein crystallography products and instruments through our bioSystems subsidiary, as well as protein structure analysis contract services through our structural biology subsidiary; and DNA analysis services through our genotyping laboratory in Reykjavik.

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

        For our most significant research and development programs we have cumulatively invested $47.3 million, $24.5 million and $15.9 million in our heart attack (myocardial infarction, or MI), arterial thrombosis and stroke programs, respectively, from the beginning of 2003 to date (December 31, 2008). Inception to-date costs are not available as these costs were not historically tracked by program.

        We have not applied for or received marketing approval from the applicable regulatory authorities in any country for any of our drug candidates. In order for us to achieve marketing approval in the

United States, the FDA must conclude that our clinical data establish the safety and efficacy of our drug candidate. Other countries have similar requirements. Historically, the results from pre-clinical testing and early clinical trials (through Phase II) have often not been predictive of success in later clinical trials. Many new compounds have shown promising results in early clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary marketing approvals. Additional risks and uncertainties involved in the development and commercialization of any products are described under Item 1A. We expect that it will be several years, if ever, before we receive revenues from the commercial sale of our therapeutic products.

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

Acquisitions, Joint Development Programs and In-licensing

        As part of our business strategy, we continue to consider joint development programs and merger and acquisition opportunities that may provide us with products in late-stage development and intellectual property.

        Illumina.    In May 2006, we entered into a strategic alliance with Illumina, Inc. ("Illumina") to develop and commercialize molecular diagnostic products. Under the terms of the agreement, deCODE and Illumina will share development costs and split operating profits from the sales of diagnostic products. Our initial focus will be developing diagnostics for heart attack, breast cancer and type 2 diabetes. Also as part of the agreement, we have installed Illumina's SNP genotyping platform to carry-out high-density, whole-genome studies utilizing our comprehensive population genetics resources in Iceland, thereby, enabling us to expand our contract genotyping business to offer Illumina's platform and assay technologies together with our proprietary analytical services for customers.

Results of Operations from the Years Ended December 31, 2008, 2007 and 2006

        Our results of operations have fluctuated from period to period and may continue to fluctuate in the future based upon, among other things, the pace and progress of our proprietary research and clinical development efforts, the timing and composition of funding under our various collaborative agreements, and the progress of our own research and development efforts. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry and at our stage of development, including risks inherent in our research and development efforts, reliance upon collaborative partners, development by us or our competitors of new technological innovations, ability to market products or services, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, ability to obtain additional financing, ability to negotiate collaborative arrangements, and compliance with governmental and other regulations. In order for a drug to be commercialized based on our research, we and our collaborators must conduct pre-clinical tests and clinical trials, demonstrate the efficacy and safety of our product candidates, obtain regulatory approvals or clearances and enter into manufacturing, distribution and marketing arrangements, as well as obtain market acceptance. We do not expect to receive significant revenues or royalties based on therapeutic or diagnostic products for a period of years, if at all.

        Financial highlights as of and for the year ended December 31, 2008 include:

  •
  Our planned operations require immediate additional liquidity which may not be available, raising substantial doubt about our ability to continue as a going concern. We incurred a loss of $80.9 million and used cash of $54.8 million from operating activities in the year ended December 31, 2008. At December 31, 2008, we had liquid funds available for operating activities (cash and cash equivalents together with current investments) of $3.7 million as compared to $64.2 million at December 31, 2007. The net utilization of liquid funds in the year ended December 31, 2008 was $60.5 million. In January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities ("ARS") owned by deCODE for an aggregate price of approximately $11.0 million, with which we believe we have sufficient funds to sustain our operations only into the second quarter of 2009. The agreement includes both call and put rights under certain instances and which expire at the end of 2009.

  •
  Our revenue reached a historical high of $58.1 million in 2008 as compared to $40.4 million in 2007 and $40.5 million in 2006. As of December 31, 2008, we had $12.0 million in deferred revenue that will be recognized over future reporting periods. The increase in revenue for 2008 versus 2007 and 2006 was driven principally by growth in our genomic services business, which includes our diagnostics, deCODEme™ personal genome analysis, and contract genotyping business. Importantly, our genomic services revenues were $23.6 million during the 2008 as compared to $5.8 million in 2007 and $2.5 million in 2006.

  •
  Research and development expense was $30.7 million in 2008 as compared to $53.8 million in 2007 and $57.1 million in 2006, reflecting the advancement of our diagnostic programs, the launch of DNA-based tests for gauging individual risk of common diseases and our deCODEme™ service offerings, advancement of our drug programs, and continued gene and target discovery work. We also continue to pursue our PDE4 modulator program across several indications and filed an IND application for DG071 for Alzheimer's and other cognitive disorders.

  •
  Our selling, general and administrative expense in 2008 was $28.3 million as compared to $27.1 million in 2007 and $25.2 million in 2006. The changes in selling, general and administrative expense period-on-period reflect principally the build-up of our sales efforts for our diagnostics and deCODEme™ businesses offset chiefly by lower salary and stock-based compensation expense.

  •
  With continuing developments in the global credit and capital markets into 2008, we recognized an other-than-temporary loss on investments in auction rate securities ("ARS"), classified as non-current investments on our balance sheet. The estimated market value of our ARS holdings at December 31, 2008 was $12.7 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $12.1 million during the year ended December 31, 2008. In January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities ("ARS") owned by deCODE for an aggregate price of ISK 1,375,000,000, which represents approximately $11.0 million at current exchange rates. The agreement includes both call and put rights under certain instances and which expire at the end of 2009.

Revenue

	Year ended December 31,			2008 as Compared to 2007		2007 as Compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Revenue	$58,095	$40,403	$40,510	$17,692	44%	$(107)	0%

        In 2008, our business strategy focused on emphasizing our core capabilities in human genetics and leveraging those strengths to build on opportunities to generate near-term revenue from products that we already have available; namely our genomic services comprising diagnostics, our consumer genetics service deCODEme and genotyping and other scientific services. At the same time, we seek to advance our early and late stage drug programs through corporate partnerships, and will generate revenue from contract and other service fees. Further, we will continue to leverage our capabilities to continue with and pursue funding in the form of research grants. In the majority of our programs we are pursuing diagnostic and early-stage drug development on our own. Depending on the nature of each prospective business opportunity, the key components of the commercial terms of the types of collaborations we seek typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; fees for particular services; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

        Significant elements of our revenue are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Genomic services	$23,613	$5,753	$2,471
Research funding and other service fees	15,390	16,930	16,248
Government research contracts and grant funding	16,880	14,538	16,922
Milestone payments and other	2,212	3,182	4,869

Total revenue	$58,095	$40,403	$40,510

        Increases in our revenue for the year ended December 31, 2008 as compared to 2007 and 2006 are largely on account of the growth of our genomic services business, principally our genotyping and other scientific services and, also, compared to 2007, an increase in the amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants. Our revenue, in aggregate, was substantially unchanged in 2007 as compared to 2006 but then did reflect growth in our genetic and U.S. service lines offset by decreased grant revenue and the conclusion of our diagnostics alliance with Roche.

        At December 31, 2008 we had $12.0 million in deferred revenue, compared to $15.4 million at December 31, 2007. Of this deferred revenue, $6.2 million relates to our agreement with Merck to conduct information-rich clinical trials in Iceland and, to date, Merck has not selected any compounds for development under the agreement. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

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

        Revenues from these alliances with Roche amounted to $0, $2.0 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Costs incurred with these collaborative programs with Roche amounted to $0, $0 and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

        Revenues from this alliance with Merck amounted $0, $1.0 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. There were no costs incurred in connection with this alliance during the years ended December 31, 2007 and 2006 as these payments were technology access fees.

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

        National Institutes of Allergy and Infectious Diseases (NIAID).    In September 2004, we were awarded a five-year $23.9 million contract by the NIAID, a division of NIH. Under the contract, deCODE will apply its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. deCODE may receive $4.7 million in additional research funding over the remaining term of the agreement.

Cost of Revenue

	Year Ended December 31,			2008 as Compared to 2007		2007 as Compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of Revenue	$52,517	$47,018	$42,660	$5,499	12%	$4,358	10%

        Our cost of revenue consists of the costs of services provided to customers and collaborators and the costs of programs under research contracts and grants, including: (i) the entirety of the costs incurred in connection with programs that have been partnered and on which we receive research funding; (ii) costs associated with other service fee revenues; and (iii) the total amount of those costs incurred in connection with discovery and development work performed under research contracts and grants. At times, we invest in addition to costs covered by research funding received in such collaborative programs and in addition to monies received under research contracts and grants

        Significant elements of our revenue and cost of revenue are summarized as follows:

	Year Ended December 31, 2008
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other service	$41,215	$31,121	$10,094
Government research contracts and grant funding	16,880	21,396	(4,516)

Total	$58,095	$52,517	$5,578

	Year Ended December 31, 2007
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other service	$25,865	$27,582	$(1,717)
Government research contracts and grant funding	14,538	19,436	(4,898)

Total	$40,403	$47,018	$(6,615)

	Year Ended December 31, 2006
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other service	$23,588	$21,766	$1,822
Government research contracts and grant funding	16,922	20,894	(3,972)

Total	$40,510	$42,660	$(2,150)

        Generally our costs of revenue have been increasing due to (i) the growth of our genomics business, principally the growth of scientific services, (ii) services provided by our chemistry and structural biology units, and also (iii) an increased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants.

        More specifically, our cost of revenue for 2008 as compared to 2007 increased primarily due to the changing sources of revenue as described above. The overall increase in 2008 compared to 2007 is attributable to greater expense for chemicals and consumables ($10.8 million), offset by decreased employee compensation ($4.6 million salary and $0.2 million stock-based compensation) primarily due to decreased headcount and the exchange rate decrease of the Icelandic krona versus the U.S. dollar and contractor services ($1.1 million).

        The increased costs of revenue for 2007 as compared to 2006 reflect the conclusion of our diagnostics alliance with Roche and the completion of the Merck obesity research program, offset by growth in our genetic and U.S. service lines but the particularly the growing amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC, including those obtained in connection with the acquisition of UVS in January 2006. Growth in the cost of discovery and development work performed under contracts and grants with the NIH and EC in 2006 and again in 2007 is largely due to our high-density, whole-genome studies utilizing the Illumina SNP genotyping platform and our comprehensive population genetics resources in Iceland. Further, in 2006 we conducted a Phase II trial in asthma for a compound developed by Cephalon and through 2007 continued our efforts in the PDE4 inhibitor program for vascular disease/stroke pursuant to our 2004 agreement with Roche.

        Our cost of revenue for 2007 compared to 2006 increased primarily due to the changing sources of revenue as described above. The overall increase in 2007 compared to 2006 is attributable to greater expense for chemicals and consumables ($2.2 million), employee compensation ($1.9 million, salary and stock-based compensation) and contractor services ($0.8 million), offset by a decrease of depreciation and amortization ($1.0 million).

Research and Development

	Year Ended December 31,			2008 as Compared to 2007		2007 as Compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and Development	$30,726	$53,825	$57,108	$(23,099)	(43)%	$(3,283)	(6)%

        Our research and development expenses consist of the following:

	Year Ended December 31,
	2008	2007	2006
Salaries and other personnel costs	$12,859	$18,889	$20,440
Materials and supplies	5,583	12,371	7,495
Contractor services and other third party costs	5,038	12,961	19,109
Overhead expenses	3,630	5,510	5,107
Depreciation and amortization	2,482	2,264	3,287
Stock-based compensation	1,134	1,830	1,670

	$30,726	$53,825	$57,108

        Our research and development expense for 2008 and 2007 reflects the advancement of our drug and diagnostic programs, including costs related to the development and launch of our latest DNA-based diagnostic tests for gauging individual risk of a growing number of common disease and ongoing gene discovery work that is feeding our diagnostic pipeline and our deCODEme service offerings. We also continued to pursue our PDE4 modulator program across several indications and filed an IND for DG071 in October 2008. With near-term value creation in mind, our core focus in 2008 was towards building our diagnostics and deCODEme businesses and our genomic services broadly. With that focus in mind and decreased clinical trial work in 2008 we experienced decreased overall expense in 2008. Also contributing to lower 2008 expense was decreased headcount and the decreased exchange rate of the Iceland krona versus the U.S. dollar. At the same time, we have aimed to advance our therapeutics programs through partnerships. As we continued our high-density, whole genome studies in 2006 and 2007 utilizing the Illumina SNP genotyping platform we have seen increases in related materials and supplies as well as the attendant salary and related costs. The relatively higher amount of contractor services and other third party costs in 2006 as compared to 2007 is largely on account of the clinical development of DG031 in which we initiated a Phase III trial in early 2006 and then voluntarily suspended in late 2006.

Selling, General and Administrative Expense

	Year Ended December 31,			2008 as Compared to 2007		2007 as Compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, General and Administrative	$28,318	$27,139	$25,206	$1,179	4%	$1,933	8%

        The increase in our selling, general and administrative expenses for 2008 compared to 2007 is primarily attributable to increased selling expenses and other contractor services related to our diagnostic and deCODEme offerings ($4.9 million) offset chiefly by lower compensation ($4.1 million in salary and stock-based compensation) due primarily to decreased headcount and the exchange rate decrease of the Icelandic krona versus the U.S. dollar.

        The increase in our selling, general and administrative expenses for 2007 compared to 2006 was primarily attributable to increased compensation ($3.3 million, salary and stock-based compensation) and increased contractor services related to the selling and marketing of our genetic service offerings ($2.5 million). Increases in our selling, general and administrative expenses for 2007 as compared to 2006 were offset by decreased legal expenses ($3.5 million) on account of litigation regarding certain proprietary and confidential information in 2006 that was concluded in 2007. In addition, our selling, general and administrative expenses in 2006 include a $0.8 million gain on the sale of property.

Interest Income

	Year Ended December 31,			2008 as Compared to 2007		2007 as Compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest Income	$2,489	$6,541	$6,685	$(4,052)	(62)%	$(144)	(2)%

        Our interest income is a function of both the balance of our cash and investments (which generally have been declining as resources are deployed in operations) and the rate of return we are able to garner under our investment policy. We have utilized our cash and investments principally in advancing our discovery and development programs. In the meantime, we invest our resources with the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs, while obtaining competitive returns subject to prevailing market conditions.

Interest Expense

	Year Ended December 31,			2008 as Compared to 2007		2007 as Compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest Expense	$16,467	$15,641	$7,808	$826	5%	$7,833	100%

        Our interest expense has increased in 2008 as compared to 2007 and 2006. Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 that we issued in April 2004 ($150 million of principal at a full par price) and then again in November 2006 (a further $80 million of principal at a price of 70% of par). With the additional $80 million of notes added in 2006, our cash interest payments are approximately $8.1 million on an annual basis for the Senior Convertible Notes. Taking into account also the accretion of the discount of the notes and the amortization of offering costs, our total interest expense related to the Senior Convertible Notes is expected to be approximately $14.6 million for the year ending December 31, 2009.

        In June 2007, as a result of our sale and leaseback of Woodridge being treated as a financing, a portion of our rent payments are charged to interest expense ($1.4 million in 2008 and $0.8 million in 2007), and which increased our annual interest expense by approximately $1.4 million per annum.

Other non-operating income, net

	Year Ended December 31,			2008 as Compared to 2007		2007 as Compared to 2006
	2008	2007	2006	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Other Non-Operating Income and Expense, Net	$(13,503)	$1,153	$114	$(14,656)	1,271%	$1,039	910%

        Our other non-operating income and expense, net, in 2008 is principally comprised of other-than-temporary losses on investments in auction rate securities. With continuing developments in the global credit and capital markets into 2008, we recognized an other-than-temporary loss on investments in ARS, classified as non-current investments on our balance sheet at December 31, 2008. The estimated market value of our ARS at December 31, 2008 was $12.7 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $12.1 million and $7.8 million during 2008 and 2007, respectively. The credit and capital markets have continued to deteriorate in 2008. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

        Our other non-operating income and expense, net, in 2007 is principally due to a gain from a legal settlement (net amount of $8.2 million) offset by an other-than-temporary impairment on our investments of $7.8 million.

        As a consequence of the nature of our business and operations, our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. The net impact of foreign exchange on the translated amount of our non-US dollar denominated liabilities, net together with transaction gains and losses, amounted to a gain (loss) of $(0.3) million, $0.7 million and 0.1 million in 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

        Financial Condition.    Our planned operations require immediate additional liquidity which may not be available, raising substantial doubt about our ability to continue as a going concern. deCODE has recorded substantial operating and net losses over the past three years. Its cash flows used in operations have been $54,779,000, $63,889,000 and $85,169,000 in 2008, 2007 and 2006, respectively. In addition, the Company has significant amounts of long-term debt which requires interest payments of approximately $8,050,000 per annum. At December 31, 2008, deCODE had liquid funds available for operating activities (cash and cash equivalents) of $3,701,000 as compared to $64,175,000 (cash and cash equivalents together with current investments) at December 31, 2007. In January 2009 we sold our ARS to an Icelandic financial institution for an aggregate price of approximately $11.0 million. We believe we have sufficient funds to sustain our operations only into the second quarter of 2009. To address deCODE's immediate need for funds, management and the Board of Directors are exploring the possibilities of (i) selling some or all of deCODE's U.S, subsidiaries and/or its diagnostics and

deCODEme businesses based in Iceland, (ii) granting licenses to specific diagnostic products, (iii) entering into a collaboration for gene sequencing, (iv) selling some or all of deCODE's clinical and pre-clinical drug discovery programs, (v) restructuring deCODE's outstanding convertible notes and (vi) obtaining new equity financing. Closing on opportunities in (ii) and (vi) could provide cash flow to meet immediate needs. Achieving (v) could result in a settlement of deCODE's convertible note obligation for substantially less than the carrying amount or in either a cash conversion of the convertible notes into equity of deCODE. Receipt of additional equity financing to support operations in the longer term depends in large part on the outcomes of actions in (ii), (iii) and (v). Management and the board are having ongoing dialogues and negotiations with third parties in each of these areas. If deCODE's Board of Directors concludes that any of these options can be better implemented in a bankruptcy proceeding, deCODE will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code. Whether in a bankruptcy proceeding or otherwise, the consummation of any of these approaches are dependent on successful negotiations with third parties and in many cases the availability of financing to such third parties. There can be no asssurance that any potential transactions will be consummated or will result in sufficient funding to sustain operations. If deCODE is unable to raise additional capital through one or more of these options, it will be able to continue operations only into the second quarter of 2009 and thereafter may be forced to discontinue its operations and liquidate its remaining assets.

        We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($1,074 million from the beginning of 1999 to December 31, 2008). At December 31, 2008, future funding under terms of our existing agreements is approximately $31.2 million (excluding milestone payments, royalties and other payments that we may earn under such collaborations), for which significant expense will need to be incurred in order to earn this revenue. Of the $31.2 million, approximately $22.1 million is expected to be received during the year ending December 31, 2009, with the remaining amount due through 2012.

        Icelandic Economic Situation.    deCODE has significant operations in Iceland and pays a large proportion of its fixed costs in Icelandic Krona (ISK), while its sales are generally denominated in U.S. dollars and its reporting currency is the U.S. dollar. Beginning in the third quarter of 2008 and particularly in the first weeks of the fourth quarter, the effects of the global credit and financial crisis hit the Icelandic economy particularly hard. In mid-October 2008, the Icelandic parliament passed emergency legislation to minimize the impact of the financial crisis, resulting in the government takeover of the three largest Icelandic banks. By the end of October, with significant foreign exchange controls in place, the official exchange rate was 120.6 ISK to the U.S. dollar. The ISK fell from 62.0 ISK to the U.S. dollar on January 1, 2008 to 123.1 ISK to the U.S. dollar on December 31, 2008. The turmoil in the Icelandic financial sector and economy as a whole has not had a significant impact on deCODE and has had no material adverse impact on our day to day operations, except to decrease the dollar value of our ISK-denominated costs. At December 31, 2008, deCODE has ISK denominated operating lease obligations of $39.7 million and cash and cash equivalents denominated in ISK of $0.7 million. Our most significant operating expenses denominated in ISK include salaries and rental payments on our leased facilities and capital equipment leases and we expect that in as far as the ISK decreases in value versus the U.S. dollar our ISK-denominated operating expenses will generally decrease.

        Fair Value.    As of December 31, 2008, we have certain assets recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS No. 157, we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Fair values determined by Level 3 inputs utilize unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        As noted in Note 13 to our consolidated financial statements, Fair Value Measurement, a majority of our financial assets consist of auction rate securities (ARS) and have been classified as Level 3 in the fair value hierarchy. The non-current investments in ARS held by us were private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allowed existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invested in these securities for short periods of time as part of our cash management program. However, the ongoing uncertainties in the credit markets prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions. Our non current investments in ARS at December 31, 2008, represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments were generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade.

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

        The estimated market value of our non current investments in ARS at December 31, 2008 was $12.7 million. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $12.1 million and $7.8 million during 2008 and 2007, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value and this charge is included in Other non-operating income and (expense), net in our Statements of Operations. This $12.1 million impairment charged includes $0.9 million related to ARS for which we had previously determined to be temporary and accounted for as an unrealized loss at December 31, 2007. As previously noted, in January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities ("ARS") owned by deCODE for an aggregate price of approximately $11.0 million, with which we believe we have sufficient funds to sustain our operations only into the second quarter of 2009. The agreement includes both call and put rights under certain instances and which expire at the end of 2009 (see Note 22 to our consolidated financial statements).

        Our cash was provided by and used as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cash provided by (used in):
Operating activities	$(54,779)	$(63,888)	$(85,179)
Investing activities	8,010	78,532	(44,424)
Financing activities	(3,702)	17,646	85,542
Cash and cash equivalents, at end of period	3,701	54,172	21,882

        Cash and Cash Equivalents.    At December 31, 2008, we had $3.7 million in cash and cash equivalents. Together with our non-current investments in auction rate securities ($12.7 million) and restricted cash equivalents ($5.5 million), this balance ($21.9 million) is $72.2 million less than at December 31, 2007. The net utilization of our cash in 2008 is principally owing to cash used in product development, research and general operations as reflected in the $54.8 million cash we used in operations.

        Available cash is invested in accordance with our investment policy having primary objectives of liquidity and safety of principal while generating income from our investments without significantly increasing risk. Our cash and cash equivalents are deposited with financial institutions having a high credit rating (A-/A3 or better in the United States and the United Kingdom and Baa1 in Iceland). In Iceland the financial institutions are owned by the Government of Iceland and the credit rating of the government applies to the financial institutions at the end of 2008 as they are not separately rated. At December 31, 2008, we had $1.1 million of cash and cash equivalents held in Icelandic financial institutions. We expect to maintain our portfolio of cash equivalents and investments in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining returns subject to prevailing market conditions. At December 31, 2008, our investments are in auction rate securities. At present, we expect to maintain our portfolio of cash equivalents and investments in money market funds and government debt securities. At December 31, 2008, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

        Operating Activities.    Net cash used in operating activities decreased to $54.8 million in 2008 as compared to $63.9 million in 2007 and $85.2 million in 2006. Cash used in our operations is principally owing to cash used in diagnostic and therapeutic product development, research and general operations as reflected in the $54.8 million cash we used in operations, as more fully described above; most importantly attributable to the significant research and development investments being made in advancing our drug and diagnostic development programs.

        Investing Activities.    Our investing activities have consisted of short-term investments in marketable securities and capital expenditures. Capital expenditures have been principally replacement capital expenditures during 2008 and we anticipate making only necessary replacement capital expenditures in the near term.

        During 2008 our restricted cash equivalents increased by $0.4 million, related to the security deposit for our Woodridge facility. During 2007 our restricted cash equivalents increased by $5.1 million in connection with the leaseback of our Woodridge property. In 2006, we acquired $1.3 million of cash in our purchase of UVS, money used to fund the acquired liabilities of UVS. In July 2006, we commenced installation of Illumina SNP genotyping platform and financed the equipment purchased ($4.1 million) with a three-year capital lease with an Icelandic financial institution. With the exception of the X-Ray equipment purchase in 2007 and the Illumina equipment purchase in 2006, we principally made replacement capital expenditures during 2008, 2007 and 2006 and invested in certain computer and laboratory equipment. We aim to make only necessary replacement capital expenditures in the near term. Net cash used in investing activities may in the future fluctuate significantly from period to period due to timing of our capital expenditures and other investments as well as changing business needs.

        Financing Activities.    Net cash of $3.7 million was used by financing activities in 2008 as compared to $17.6 million and $85.5 million provided by financing activities in 2007 and 2006, respectively.

        Financing activities for 2008 consisted primarily of ongoing repayment of and installment payments on debt, capital lease and finance obligations ($3.9 million).

        During 2007 our most significant financing activity was the sale and leaseback of our property in Woodridge, Illinois (netting us $18.4 million after the payment of transaction costs and the repayment of our existing property mortgage). Additionally, in September 2007, we entered into a sale-and-leaseback of certain laboratory equipment amounting to $2.1 million. Further, we had ongoing repayment of and installment payments on debt, capital lease and finance obligations amounting to $8.5 million in 2007. Our obligations under the lease are collateralized by a letter of credit in an initial amount of $5.0 million that may be reduced upon certain conditions. The letter of credit is collateralized by restricted cash equivalents ($5.1 million at December 31, 2007). Concurrent with the Woodridge sale-leaseback financing, we paid the existing mortgage loan ($5.4 million) which had been collateralized by the Woodridge property.

        More significant financing activities for 2006, include our sale of $80,000,000 principal amount of 3.5% Senior Convertible Notes due 2011 at a price of 70% of par (netting $52.9 million), our sale of 6,000,000 shares of common stock (netting $27.7 million), the sale-and-leaseback of Illumina and other equipment and proceeds from other equipment financings ($5.9 million) and debt service ($2.8 million).

        Contractual Commitments and Off-Balance Sheet Arrangements.    The following summarizes our contractual obligations at December 31, 2008, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1–2 Years	2–3 Years	3–4 Years	4–5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$250,125	$8,050	$8,050	$234,025	$—	$—	$—
Long-term debt, including interest	349	272	77	—	—	—	—
Capital lease obligations, including interest	2,244	2,244	—	—	—	—	—
Finance obligation, including interest	37,738	2,034	2,085	2,137	2,191	2,246	27,045
Operating leases (1)	40,683	3,872	3,739	3,716	3,716	3,526	22,114

Total	$331,139	$16,472	$13,951	$239,878	$5,907	$5,772	$49,159

(1)
Balance includes $39.7 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.4 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.1 million.

        Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These potential payments are not included in the above table.

        In November 2007, deCODE adopted a Change In Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and reporting officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. Further, these potential payments are not included in the above table. As of December 31, 2008, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6.1 million.

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

Revenue Recognition

        We recognize revenue provided that there is persuasive evidence that an arrangement exists, the price is fixed and determinable, services were rendered and collectibility is reasonably assured. We have entered into research, development and commercialization alliances and collaborations with major pharmaceutical and biotechnology companies. The key components of the commercial terms of such alliance arrangements typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

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

        Genomic services, research funding and other service fees.    Genomic services revenue is generally recognized upon completion. Research funding is recognized as earned, typically ratably over the period of effort. Funding payments are not refundable in the event that the related efforts are not successful. Other service revenues from negotiated rate contracts are recognized based upon the terms of the underlying contract generally either (i) on a per diem basis as services are rendered; (ii) on the basis of efforts expended, generally upon the ratio of costs incurred to total expected costs of providing the service; or (iii) upon completion of the service rendered. Any losses on contracts are provided for when they are determinable. Included in revenue are billings to customers for the cost of materials purchased by deCODE.

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

        In arrangements with multiple elements, if the milestone is substantive in nature and there is uncertainty in the achievement of the milestone and there is no further obligation on the part of deCODE, we record revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and we recognize revenue when acknowledgement of achievement of applicable performance requirements is received from the collaborator ("Milestone Payment Method"). If the milestone is earned and there is further obligation under the contract for performance by deCODE, then deCODE will record revenue when the milestone has been achieved and payment is due and payable under the terms of the respective agreement and deCODE retroactively recognizes revenue through the current period based on the total contractual term and amortizes the balance over the remaining contractual term.

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

        Grant Revenue.    Research grants and contracts that provide for payments to us for work performed are recognized as revenue when the related expense is incurred and we have obtained necessary governmental approval to use the grant funds for these expenses. Revenues under these contracts will be recognized as deCODE incurs costs related to the contracts.

        Revenue estimates are reviewed and revised throughout the lives of our contracts and are made based upon current facts and circumstances. If changes in these estimates or other material adjustments to revenue are identified, the adjustments to profits resulting from such revisions will be recorded on a cumulative basis in the period in which the revisions are made.

  Investments

        At December 31, 2008, we held investments in Auction Rate Securities (ARS) with original purchase principal values totaling $33.5 million which is classified as non-current investments on our balance sheet and valued at $12.7 million at December 31, 2008. The investments in ARS held by us are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invest in these securities for short periods of time as part of our cash management program. However, the recent uncertainties in the credit markets have prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions.

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

        The estimated market value of our non current investments in ARS at December 31, 2008 and 2007 was $12.7 million and $24.8 million, respectively, which reflects a $20.8 million and an $8.7 million adjustment to the principal value of $33.5 million, respectively. Although the ARS continue to pay interest according to their stated terms, based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $12.1 million and $7.8 million for the years ended December 31, 2008 and 2007, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value and this charge is included in Other non-operating income and (expense), net in our Statements of Operations. We recognized an unrealized loss of $0.9 million for those ARS for which we believed the loss was temporary in 2007, which due to continued volatility and other factors was determined to be other-than-temporary in 2008. The securities for which we believed the loss was temporary total $12.5 million of principal, are collateralized by pools of asset and mortgage-backed securities and investment-grade corporate debt, and are guaranteed by investment-grade, monoline insurers.

        Due to the present lack of observable market quotes for the non-current investments in ARS, deCODE engaged a third-party to assist with valuing these securities at December 31, 2008 and 2007. The valuation models we use to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

        In January 2009, we entered into an agreement with NBI hf., an Icelandic financial institution, pursuant to which NBI has purchased all auction rate securities ("ARS") owned by deCODE for an aggregate price of ISK 1,375,000,000, which represents approximately $11,000,000 at current exchange rates. Pursuant to the agreement, NBI has the put option to require deCODE to repurchase the ARS upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf, deCODE's Icelandic subsidiary, ("IE") or a specified part of the operations of IE or (b) December 31, 2009, and deCODE has the call option to require NBI to sell the ARS to it at any time prior to December 31, 2009. The repurchase price on exercise of the put or call option (the "Repurchase Price") will be equal to the purchase price plus interest from January 16, 2009 at a rate of five percent (5%) above the Reykjavik Interbank Offered Rate in effect on the date payment is made less the aggregate amount of interest and principal received by NBI on the ARS. In addition, if the aggregate amount of interest and principal received by NBI with respect to the ARS is higher than the Repurchase Price, upon deCODE's repurchase of the ARS pursuant to the exercise of the put or call option, NBI will be required to deliver to deCODE, in addition to the ARS, an amount equal to (A) the aggregate amount of principal and interest that it received less (B) the sum of (i) the Repurchase Price and (ii) ISK 375,000,000 (approximately $3,350,000 at current exchange rates). Due to the put and call options, the transaction was accounted for as a secured borrowing and as such, the ARS will remain on deCODE's Consolidated Balance Sheet and continue to be marked to market unless the put option as described above is not exercised prior to December 15, 2009.

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

  Recent Accounting Pronouncements

        Effective January 1, 2008, we implemented Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement, (SFAS 157), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

        On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, (EITF 07-01), was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing on January 1, 2009 and for all subsequent collaborations. The adoption of this standard will not have a material impact on our financial statements or results of operations.

        On December 4, 2007, SFAS No. 141(R), Business Combinations, (SFAS 141(R)), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. We have not determined the effect that the adoption of SFAS 141(R) will have on our consolidated financial statements, but the effect will generally be limited to future acquisitions in 2009, except for certain tax treatment of previous acquisitions. SFAS 141(R) amended FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), and FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisitions adjustments to business combination related deferred tax asset valuation allowances and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, after SFAS 141(R) is adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting (whether the combination was accounted for under SFAS 141 or SFAS 141(R)) must be recognized in current period income tax expense.

        On December 4, 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (SFAS 160), was issued. This Standard changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. The adoption of this standard will not have a material impact on our financial statements and results of operations.

        On March 19, 2008, SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, (SFAS 161), was issued. This Standard enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. Investments are made primarily in high-grade corporate bonds, asset-backed debt securities and U.S. government agency debt securities. These investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an immaterial decrease in the fair value of our investments as of December 31, 2008. Due to the nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated. Changes in interest rates do not affect interest expense incurred on the Company's Convertible Notes, because they bear interest at a fixed rate. The market value of the Senior Convertible Notes was approximately $25.7 million on December 31, 2008.

        As a consequence of the nature of our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10.0% decrease in value of the US dollar against the Icelandic krona would result in an immaterial loss on our Icelandic krona denominated non-U.S. dollar assets and liabilities. We have historically purchased instruments to hedge these general risks through the use of derivative financial instruments; however, we have no derivative instruments outstanding as of December 31, 2008.

        As of December 31, 2008 we did not have any financing arrangements that were not reflected in our balance sheet.

Item 8.    Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
deCODE genetics, Inc.
Reykjavik, Iceland

        We have audited the accompanying consolidated balance sheets of deCODE genetics, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of deCODE Genetics, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements for the year ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, its accumulated deficit and its net working capital position at December 31, 2008, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 31, 2009

deCODE genetics, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,701	$54,172
Investments	—	10,003
Receivables	9,159	9,689
Other current assets	4,875	8,782

Total current assets	17,735	82,646

Investments, non-current	12,721	24,833
Restricted cash and cash equivalents	5,500	5,050
Property and equipment, net	20,629	23,142
Goodwill	10,055	10,055
Intangible assets, net	3,645	4,008
Other long-term assets	4,852	6,474

Total assets	$75,137	$156,208

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$12,202	$8,618
Accrued expenses and other current liabilities	7,564	12,558
Deferred revenue	5,755	9,133
Current portion of capital lease obligations	2,202	3,155
Current portion of finance obligation on sale-leaseback	648	569
Current portion of long-term debt	249	224

Total current liabilities	28,620	34,257

Deferred revenue	6,219	6,219
Deferred gain on sale-leaseback	21,840	23,778
Capital lease obligations, net of current portion	—	2,202
Finance obligation on sale-leaseback, net of current portion	23,497	24,145
Long-term debt, net of current portion	216,037	211,257
Commitments and contingencies (Note 16)
Stockholders' deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 shares; Issued and outstanding: 61,882,584 and 61,762,805 at December 31, 2008, respectively; Issued and outstanding: 61,745,072 at December 31, 2007	62	62
Additional paid-in capital	493,381	488,963
Notes receivable	(1,900)	(2,536)
Accumulated deficit	(712,161)	(631,214)
Accumulated other comprehensive income	103	(925)
Treasury stock, 119,779 and 0 shares stated at cost at December 31, 2008 and 2007, respectively	(561)	—

Total stockholders' deficit	(221,076)	(145,650)

Total liabilities and stockholders' deficit	$75,137	$156,208

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenue	$58,095	$40,403	$40,510
Operating expenses:
Cost of revenue.	52,517	47,018	42,660
Research and development	30,726	53,825	57,108
Selling, general and administrative	28,318	27,139	25,206

Total operating expenses	111,561	127,982	124,974

Operating loss	(53,466)	(87,579)	(84,464)
Interest income	2,489	6,541	6,685
Interest expense	(16,467)	(15,641)	(7,808)
Other non-operating income and (expense), net	(13,503)	1,153	114

Net loss	$(80,947)	$(95,526)	$(85,473)

Basic and diluted net loss per share	$(1.32)	$(1.57)	$(1.49)
Shares used in computing basic and diluted net loss per share	61,376	61,018	57,465

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(In thousands, except share amounts)

	Common Stock	Par Value	Additional Paid-In Capital	Notes Receivable	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Deficit
Balance at December 31, 2005	54,742,595	$55	$444,401	$(2,898)	$(418)	$(450,215)	$(139)	$(123)	$(9,337)
Issuance of common stock upon public offering, net of offering expenses of $2,276	6,000,000	6	27,594					124	27,724
Issuance of common stock for the acquisition of UVS	635,006	1	6,081						6,082
Issuance of common stock upon exercise of options	171,796		880	(10)					870
Issuance of restricted common stock	7,588								—
Elimination of deferred employee stock-based compensation upon adoption of SFAS 123R			(418)		418				—
Compensation arising from stock options			4,301						4,301
Cancellation of note receivable and forfeiture of common stock	(1,000)			6				(6)	—
Payment of notes				124					124
Amortization of restricted common stock			213						213
Comprehensive income (loss):
Net loss for the year						(85,473)			(85,473)
Other comprehensive income (loss):
Foreign currency translation							10		10
Unrealized gain on marketable securities							107		107

Total comprehensive loss:									(85,356)

Balance at December 31, 2006	61,555,985	$62	$483,052	$(2,778)	$—	$(535,688)	$(22)	$(5)	$(55,379)

Issuance of common stock upon exercise of options	77,492	—	148	4				5	157
Issuance of common stock upon exercise of warrants	128,729								—
Issuance of restricted common stock	16,184
Compensation arising from stock options			5,745						5,745
Payment of notes				43					43
Amortization of restricted common stock			213						213
Cancellation of note receivable and forfeiture of common stock	(33,318)		(195)	195					—
Comprehensive income (loss):
Net loss for the year						(95,526)			(95,526)
Other comprehensive income (loss):
Foreign currency translation							(32)		(32)
Unrealized loss on marketable securities							(871)		(871)

Total comprehensive loss:									(96,429)

Balance at December 31, 2007	61,745,072	$62	$488,963	$(2,536)	$—	$(631,214)	$(925)	$—	$(145,650)

Issuance of common stock upon exercise of options	2,500		5						5
Issuance of common stock upon exercise of warrants	55,555		167						167
Issuance of restricted common stock	79,457								—
Compensation arising from stock options			4,246						4,246
Payment of notes				75					75
Cancellation of note receivable and forfeiture of common stock	(113,000)			561				(561)	—
Cancellation of restricted common stock	(6,779)								—
Comprehensive income (loss):
Net loss for the year						(80,947)			(80,947)
Other comprehensive income (loss):
Foreign currency translation							117		117
Recognition of other-than-temporary loss on marketable securities, net							911		911

Total comprehensive loss:									(79,919)

Balance at December 31, 2008	61,762,805	$62	$493,381	$(1,900)	$—	$(712,161)	$103	$(561)	$(221,076)

The accompanying notes are an integral part of these consolidated financial statements.

deCODE genetics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(80,947)	$(95,526)	$(85,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,780	5,674	7,389
Amortization of deferred gain on sale-leaseback of real estate	(1,938)	(1,938)	(1,938)
Loss on investments	13,027	7,790	—
Stock-based compensation	3,657	6,549	4,514
(Gain) loss on disposal of equipment, net	77	(382)	(685)
Foreign currency translation	116	(33)	(4)
Amortization of debt discount	5,029	4,662	264
Amortization of deferred financing costs	1,659	1,608	913
Accretion on investments	—	(190)	—
Other	—	—	(33)
Changes in operating assets and liabilities:
Receivables	530	(1,225)	(379)
Other current assets	3,870	196	(3,643)
Accounts payable	2,144	5,741	(1,986)
Accrued expenses	(4,405)	(2,391)	652
Deferred revenue	(3,378)	5,576	(4,760)

Net cash used in operating activities	(54,779)	(63,889)	(85,169)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(5,500)	(152,860)	(326,070)
Sale of investments	15,500	239,688	285,655
Purchase of property and equipment	(1,540)	(3,484)	(6,282)
Proceeds from sale of property and equipment	—	238	909
Acquisition of UVS, net of cash acquired	—	—	1,270
Change in restricted cash and cash equivalents	(450)	(5,050)	—
Other	—	—	94

Net cash provided by (used in) investing activities	8,010	78,532	(44,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt offering, net of financing costs	—	—	52,947
Proceeds from issuance of common stock and warrants	172	148	28,660
Repayment of notes receivable for common stock	75	52	156
Proceeds from short-term borrowings	—	—	600
Repayments of short-term borrowings	—	—	(268)
Proceeds from equipment sale-leaseback financing, net of transaction costs	—	25,927	5,038
Proceeds from equipment financing	—	—	889
Repayments of debt and capital lease obligations	(3,949)	(8,480)	(2,490)

Net cash (used in) provided by financing activities	(3,702)	17,647	85,532

Net (decrease) increase in cash and cash equivalents	(50,471)	32,290	(44,061)
Cash and cash equivalents at beginning of period	54,172	21,882	65,943

Cash and cash equivalents at end of period	$3,701	$54,172	$21,882

Supplemental cash flow information:
Cash paid for interest	$9,783	$9,332	$6,017
Supplemental schedule of non-cash transactions
Deferred gain on sale of property and equipment	$—	$305	$336
Note receivable for sale of property	—	—	222
Equipment additions in accounts payable	1,440	—	—
Stock option bonuses in accrued expenses	—	589	—

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

        With its headquarters in Reykjavik, Iceland, deCODE is a biopharmaceutical company developing and marketing products to improve the treatment, diagnosis and prevention of common diseases. deCODE applies its capabilities in chemistry and structural biology to the development of drugs in major therapeutic areas, and applies its discoveries in human genetics to bring to market DNA-based reference laboratory tests and consumer genome analysis services to assess individual risk to common diseases. deCODE's customers include major pharmaceutical companies, biotechnology firms, pharmacogenomics companies, government institutions, universities and other research institutions. deCODE's business is global, with its principal markets in the United States and in Europe.

        deCODE's advantage in DNA-based disease risk assessment tests and personal genomics derived from its population approach to human genetics and the ability to apply its discoveries directly to the development of DNA-based reference laboratory tests for common diseases and to its retail genome scans. deCODE has in Iceland comprehensive population resources and one of the largest genotyping facilities in the world, enabling its scientists to effectively identify key variations in the sequence of the human genome associated with a major impact on individual risk of common diseases. Well-validated genetic variations conferring risk of disease are the basis for DNA-based reference laboratory tests and personal genome scans that can more accurately assess individual risk of disease. As virtually all common diseases have both genetic and environmental risk factors, measuring genetic risk is in deCODE's view a critical component for the realization of personalized medicine. By providing a more complete understanding of individual risk, such tests can empower better prevention in those conditions in which known lifestyle and environmental risk can be modified, as well as targeted screening and early intervention in diseases such as cancer.

        The value of deCODE's drug discovery and development programs is derived from its integrated capabilities in structure-based drug design and medicinal chemistry. Through its structural biology and chemistry units based in the United States, deCODE can develop new and detailed understanding of the structure and binding sites of drug targets. This makes it possible to discover compounds that may have superior safety and tolerability profiles than existing drugs. deCODE has fully integrated capabilities ranging from targeted in vitro and model organism biology through cGMP manufacturing for clinical trials.

        Going Concern:    The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. deCODE has recorded substantial operating and net losses over the past three years. Its cash flows used in operations have been $54,779,000, $63,889,000 and $85,169,000 in 2008, 2007 and 2006, respectively. In addition, the Company has significant amounts of long-term debt which requires interest payments of approximately $8,050,000 per annum. At December 31, 2008, deCODE had liquid funds available for operating activities (cash and cash equivalents) of $3,701,000 as compared to $64,175,000 (cash and cash equivalents together with current investments) at December 31, 2007. In January 2009 deCODE entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities ("ARS") owned by deCODE for an aggregate price of approximately $11.0 million (see Note 22). deCODE's planned operations require

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

immediate additional liquidity substantially in excess of the amounts noted above, raising substantial doubt about deCODE's ability to continue as a going concern.

        Management's Plans:    To address deCODE's immediate need for funds, management and the Board of Directors are exploring the possibilities of (i) selling some or all of deCODE's U.S, subsidiaries and/or its diagnostics and deCODEme businesses based in Iceland, (ii) granting licenses to specific diagnostic products, (iii) entering into a collaboration for gene sequencing, (iv) selling some or all of deCODE's clinical and pre-clinical drug discovery programs, (v) restructuring deCODE's outstanding convertible notes, and (vi) obtaining new equity financing. Closing on opportunities in (ii) and (vi) could provide cash flow to meet immediate needs. Achieving (v) could result in either a cash settlement of deCODE's convertible note obligation for substantially less than the carrying amount or in a conversion of the convertible notes into equity of deCODE. Receipt of additional equity financing to support operations in the longer term depends in large part on the outcomes of actions in (ii), (iii) and (v). Management and the board are having ongoing dialogues and negotiations with third parties in each of these areas. If deCODE's Board of Directors concludes that any of these options can be better implemented in a bankruptcy proceeding, deCODE will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code.

        Whether in a bankruptcy proceeding or otherwise, the consummation of any of these approaches are dependent on successful negotiations with third parties and in many cases the availability of financing to such third parties. There can be no assurance that any potential transactions will be consummated or will result in sufficient funding to sustain operations. If deCODE is unable to raise additional capital through one or more of these options, it may be forced to liquidate its remaining assets and discontinue as a business.

2. Significant Accounting Policies

Basis of Presentation

        These financial statements are reported in United States dollars, deCODE's functional currency, and prepared in accordance with accounting principles generally accepted in the United States of America. Tabular amounts are stated in thousands, except per share amounts.

        As discussed more fully in Note 1, deCODE does not have adequate cash flows from operations or, currently, access to sufficient available capital to meet its requirements for its 2009 operations. These factors raise significant uncertainty about deCODE's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should deCODE be unable to continue as a going concern.

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of deCODE genetics, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated.

Use of Estimates and Assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis deCODE evaluates its estimates, which include, among others, those related to collaborative arrangements, property and equipment, income taxes, litigation and other contingencies, materials and supplies valuation, derivatives, goodwill and intangible assets, investments and bad debts. deCODE bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form its basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Concentration of Risk

        At December 31, 2008, deCODE has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that potentially subject deCODE to concentrations of credit risk consist principally of investments made primarily in auction rate securities ("ARS"), money market funds, government and non-government debt securities and receivables. These instruments are subject to risk of default, changes in credit rating and changes in market value. Investments are also subject to interest rate risk and will decrease in value if market interest rates increase.

        deCODE's cash and cash equivalents are deposited with financial institutions having a high credit rating (A-/A3 or better in the United States and the United Kingdom and Baa1 in Iceland). In Iceland the financial institutions are owned by the Government of Iceland and the credit rating of the government applies to the financial institutions at the end of 2008 as they are not separately rated. At December 31, 2008, deCODE had $1,124,000 of cash and cash equivalents held in Icelandic financial institutions. Deposits with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk.

        At December 31, 2008 and 2007, 20% and 13%, respectively, of consolidated receivables were due from U.S. Government agencies.

Fair Value of Short-Term Financial Instruments

        The fair value of short-term financial instruments, including cash and cash equivalents, investments, receivables, certain other current assets, trade accounts payable, certain accrued liabilities, and other current liabilities approximates their carrying amount in the financial statements due mainly to the short maturity of such instruments. Based on borrowing rates currently available to deCODE for capital lease obligations with similar terms, the carrying value of such of its debt obligations approximates fair value.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Cash and Cash Equivalents

        Highly liquid investments with a maturity of ninety days or less at the date of purchase are considered cash equivalents.

Investments

        deCODE invests its excess cash balances in marketable securities. deCODE classifies all of its investments as available-for-sale. Available-for-sale investments are reported at fair value as of each balance sheet date and any unrealized gains and losses are reported in stockholders' equity in accumulated other comprehensive income. Realized gains and losses are reported in Other non-operating income and (expense), net. If any adjustment to fair value reflecting a decline in the value of the investment is determined to be "other-than-temporary", the investment is marked to market through a charge to the consolidated statements of operations and reported in Other non-operating income and (expense), net. This includes losses due to changes in credit quality or interest rates judged to be other-than-temporary, including changes resulting from the disruption in the capital markets during 2008 and 2007. Fair value is generally determined with reference to quotations in active markets when available and, if not available, a valuation is performed. Valuation of available-for-sale securities for purposes of determining the amount of gains and losses is based on the specific identification method. Premiums and discounts associated with investments in bonds are amortized using the effective interest rate method. Classification of marketable securities as current or non-current is dependent upon management's intended holding period, the securities maturity date and liquidity considerations based on market conditions. If management intends to hold the securities for longer than one year or believes, based on circumstances, that the security may not be available for use in current operations, as of the balance sheet date, they are classified as non-current (see Note 7).

Materials and Supplies

        Materials and supplies, included in deCODE's other current assets, are valued at the lower of cost (first-in, first-out method) or market. deCODE evaluates materials and supplies levels and expected usage on a periodic basis and records write-downs of value for obsolescence as required. At December 31, 2008 and 2007, materials and supplies were valued at $2,206,000 and $3,258,000, respectively.

        In 2008, 2007 and 2006, deCODE used materials and supplies for which it had made provisions for in prior years as slow-moving, excess and obsolete, benefiting otherwise reported research and development expenses by $115,000, $148,000 and $837,000, respectively.

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

Finance Costs Related to Long-Term Debt

        Costs associated with obtaining long-term debt are deferred and amortized as interest expense over the term of the debt. Remaining unamortized deferred financing costs included in long-term assets were $4,832,000 and $6,454,000 at December 31, 2008 and 2007, respectively.

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

        Genomic services, research funding and other service fees.    Genomic services revenue is generally recognized upon completion. Research funding is recognized as earned, typically ratably over the period of effort. Funding payments are not refundable in the event that the related efforts are not successful. Other service revenues from negotiated rate contracts are recognized based upon the terms of the underlying contract generally either (i) on a per diem basis as services are rendered; (ii) on the basis of efforts expended, generally upon the ratio of costs incurred to total expected costs of providing the service; or (iii) upon completion of the service rendered. Any losses on contracts are provided for when they are determinable. Included in revenue are billings to customers for the cost of materials purchased by deCODE.

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

        Foreign currency transaction gains and losses are reported according to the exchange rates prevailing on the transaction date and are included in the consolidated statements of operations

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

classified as Other non-operating income and (expense), net. Net transaction and translation gains (losses) recorded were ($280,000), $690,000 and $114,000 in 2008, 2007 and 2006, respectively.

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

        deCODE accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. deCODE recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Recent Accounting Pronouncements

        Effective January 1, 2008, deCODE implemented Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement, (SFAS 157), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, deCODE deferred the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. deCODE is evaluating the impact this standard will have on its financial statements.

        On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, (EITF 07-01), was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of deCODE's

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

collaborations existing on January 1, 2009 and for all subsequent collaborations. The adoption of this standard will not have a material impact on deCODE's financial statements or results of operations.

        On December 4, 2007, SFAS No. 141(R), Business Combinations, (SFAS 141(R)), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. deCODE has not determined the effect that the adoption of SFAS 141(R) will have on its consolidated financial statements, but the effect will generally be limited to future acquisitions in 2009, except for certain tax treatment of previous acquisitions. SFAS 141(R) amended FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), and FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisitions adjustments to business combination related deferred tax asset valuation allowances and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, after SFAS 141(R) is adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting (whether the combination was accounted for under SFAS 141 or SFAS 141(R)) must be recognized in current period income tax expense.

        On December 4, 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, (SFAS 160), was issued. This Standard changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. The adoption of this standard will not have a material impact on deCODE's financial statements and results of operations.

        On March 19, 2008, SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, (SFAS 161), was issued. This Standard enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect deCODE's financial condition, results of operations or cash flows.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

3. Revenue

        Significant elements of deCODE's revenue are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Genomic services	$23,613	$5,753	$2,471
Research funding and other service fees	15,390	16,930	16,248
Government research contracts and grant funding	16,880	14,538	16,922
Milestone payments and other	2,212	3,182	4,869

Total revenue	$58,095	$40,403	$40,510

        The following table represents revenue generated by geographic area:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
United States	$20,960	$19,753	$16,816
Iceland	37,135	20,650	23,694

	$58,095	$40,403	$40,510

        During the years ended December 31, 2008 and 2007, deCODE performed services totaling $163,000 and $246,000, respectively, for employers of members of deCODE's Board of Directors. During the year ended December 31, 2008 deCODE purchased services totaling $258,000 from employers of members of deCODE's Board of Directors.

        Significant collaborative agreements, contracts and grants are as follows:

F. Hoffmann-La Roche (Roche)

        Therapeutics.    In November 2004, we signed a three-year agreement with Roche to co-develop inhibitors of PDE4 for the prevention and treatment of vascular disease, including stroke. This agreement continued work advanced under a 2002 agreement, and focused on optimizing lead compounds identified under the previous agreement and beginning clinical development. During the term of the agreement we received $6.0 million of research funding. We will share drug discovery and clinical trials costs under this agreement, and we may receive milestone payments and royalties based on drug sales.

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

        Revenues from these alliances with Roche amounted to $0, $2,000,000 and $6,722,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Costs incurred with these collaborative

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

programs with Roche amounted to $0, $0 and $6,437,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        For the years ended December 31, 2008, 2007 and 2006, Roche represented 0%, 5% and 17%, respectively, of consolidated revenue.

Merck & Co, Inc. (Merck)

        Obesity.    In September 2002, deCODE entered into a three year alliance with Merck aimed at developing new treatments for obesity. Under the alliance, deCODE was to combine research efforts with Merck in the genetics of obesity to identify, validate and prioritize a series of drug targets to take into development. During the three-year research program, which has now expired, deCODE had received research funding, technology access fees and milestone payments in the aggregate amount of $27.3 million. Subject to Merck's developing products based on collaboration discoveries, deCODE may also receive development milestones and royalties. deCODE has discovered three genes linked to obesity under this alliance, and Merck has generated a lead series of compounds against one of the targets deCODE validated through deCODE's genetics research.

        Revenues from this alliance with Merck amounted $0, $1,000,000 and $1,000,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Costs incurred in connection with this alliance with Merck amounted to $0 for each of the years ended December 31, 2008, 2007 and 2006.

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

        There were no revenue or costs of revenue associated with this alliance for years ended December 31, 2008, 2007 or 2006.

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

        National Institutes of Allergy and Infectious Diseases (NIAID).    In September 2004, deCODE was awarded a five-year $23,900,000 contract by the NIAID, a division of NIH. Under the contract, deCODE is applying its population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. Revenues from this contract with NIAID amounted to $5,581,000, $3,807,000 and $5,566,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        For the years ended December 31, 2008, 2007 and 2006, divisions of the NIH represented 22%, 22% and 33%, respectively, of consolidated revenue. For the years ended December 31, 2008, 2007 and 2006, the EC represented 7%, 14% and 8%, respectively, of consolidated revenue.

4. Cost of Revenue

        deCODE's cost of revenue consists of the costs of services provided to customers and collaborators and the costs of programs under research contracts and grants, including: (i) the entirety of the costs incurred in connection with programs that have been partnered and on which deCODE receives research funding; (ii) costs associated with other service fee revenues; and (iii) the total amount of those costs incurred in connection with discovery and development work performed under research contracts and grants.

        Significant elements of deCODE's revenue and cost of revenue are summarized as follows:

	Year Ended December 31, 2008
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other service	$41,215	$31,121	$10,094
Government research contracts and grant funding	16,880	21,396	(4,516)

Total	$58,095	$52,517	$5,578

	Year Ended December 31, 2007
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other service	$25,865	$27,582	$(1,717)
Government research contracts and grant funding	14,538	19,436	(4,898)

Total	$40,403	$47,018	$(6,615)

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

	Year Ended December 31, 2006
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other service	$23,588	$21,766	$1,822
Government research contracts and grant funding	16,922	20,894	(3,972)

Total	$40,510	$42,660	$(2,150)

5. Research and Development

        deCODE's research and development expenses consist of the costs of its own proprietary programs comprised as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Salaries and other personnel costs	$12,859	$18,889	$20,440
Materials and supplies	5,583	12,371	7,495
Contractor services and other third party costs	5,038	12,961	19,109
Overhead expenses	3,630	5,510	5,107
Depreciation and amortization	2,482	2,264	3,287
Stock-based compensation	1,134	1,830	1,670

	$30,726	$53,825	$57,108

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

6. Net Loss Per Common Share

        The following potentially dilutive common share equivalents were excluded from the calculations of diluted net loss per share because their effect was antidilutive:

	Year Ended December 31,
	2008	2007	2006
	(Shares)
Warrants to purchase shares of common stock	455,965	856,371	2,385,022
Options to purchase shares of common stock	8,453,355	7,773,559	4,975,074
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	289,973	592,146	709,497
Shares of common stock issuable upon conversion of 3.5% senior convertible notes	16,428,572	16,428,572	16,428,572

	25,627,865	25,650,648	24,498,165

7. Investments

        deCODE's marketable securities are classified as available for sale and are summarized as follows:

	Cost	Carrying Value	Unrealized Gains (Losses) In OCI
	(In thousands)
December 31, 2008
Auction rate securities (non-current)	$33,500	$12,721	$—

	Cost	Carrying Value	Unrealized Gains (Losses) In OCI
	(In thousands)
December 31, 2007
Auction rate securities	$5,000	$5,000	$—
Agency bond	5,000	5,003	3

Total current investments	10,000	10,003	3

Auction rate securities (non-current)	33,500	24,833	(914)

Total investments	$43,500	$34,836	$(911)

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        There were no unrealized gains and losses at December 31, 2008 and there were $3,000 and $914,000, respectively, at December 31, 2007.

December 31, 2008
(In thousands)
Contractual maturity of investments:
Maturing after 10 years	$10,311
No maturity date (perpetual)	2,410

$12,721

        At December 31, 2008, deCODE held investments in Auction Rate Securities ("ARS") with original purchase principal values totaling $33,500,000, which are classified as non-current investments on the balance sheet. The investments in ARS held by deCODE are private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. deCODE generally invested in these securities for short periods of time as part of its cash management program. However, the recent uncertainties in the credit markets have prevented deCODE from liquidating holdings of its remaining ARS in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders resulting in multiple failed auctions.

        deCODE's investments in ARS represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. Consistent with deCODE's investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase.

        The estimated market value of deCODE's non current investments in ARS at December 31, 2008 and 2007 was $12,721,000 and $24,833,000, respectively, which reflects a $20,779,000 and $8,667,000 adjustment, respectively, to the principal value of $33,500,000. Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $12,112,000 and $7,752,000 in Other non-operating income and (expense), net in the Statements of Operations for the years ended December 31, 2008 and 2007, respectively, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. At December 31, 2007 deCODE had recognized an unrealized loss of $914,000 for those ARS for which the loss was previously believed to be temporary but determined to be other-than-temporary in 2008.

        In January 2009 deCODE entered into an agreement to sell the ARS, which was accounted for as a secured borrowing, see Note 22, Subsequent Events, for further details.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

8. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)
Land	$2,303	$2,303
Building	16,147	15,879
Laboratory equipment	32,319	30,142
Furniture and fixtures	5,241	5,307
Other equipment	2,568	2,735

	58,578	56,366
Less: accumulated depreciation and amortization	(37,949)	(33,224)

Total	$20,629	$23,142

        The total depreciation and amortization expense of property and equipment for the years ended December 31, 2008, 2007 and 2006 was $5,417,000, $4,954,000 and $6,049,000, respectively.

        Property and equipment also includes amounts for certain fixed assets financed under capital lease or finance obligations. The net book value of all of deCODE's property and equipment subject to capital lease and finance obligations was $16,177,000 and $19,953,000, respectively, as of December 31, 2008 and 2007, respectively. deCODE's capital lease obligations are collateralized by the assets to which the obligations relate.

        Long-lived assets located in the United States and Iceland were $22,298,000 and $16,883,000, respectively, at December 31, 2008 and $23,452,000 and $20,227,000, respectively, at December 31, 2007.

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

10. Intangible Assets and Goodwill

        Intangible assets and goodwill consist of the following:

		Year Ended December 31, 2008
	Estimated Life	Gross	Accumulated Amortization	Net
		(In thousands)
Developed technology	5 years	$4,560	$4,560	$—
Acquired research rights	15 years	4,395	879	3,516
Patents	5-7 years	380	326	54
Royalty-free licenses	10 years	230	155	75
Other	5 years	320	320	—

Total intangible assets		$9,885	$6,240	$3,645

Goodwill	Indefinite	$10,055	$—	$10,055

		Year Ended December 31, 2007
	Estimated Life	Gross	Accumulated Amortization	Net
		(In thousands)
Developed technology	5 years	$4,560	$4,560	$—
Acquired research rights	15 years	4,395	586	3,809
Patents	5-7 years	380	278	102
Royalty-free licenses	10 years	230	133	97
Other	5 years	320	320	—

Total intangible assets		$9,885	$5,877	$4,008

Goodwill	Indefinite	$10,055	$—	$10,055

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Intangible Assets

        Aggregate amortization expense was $363,000, $568,000 and $1,340,000, for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts were included in research and development expenses for all periods presented. As of December 31, 2008 estimated future amortization expense is as follows:

2009	$338
2010	331
2011	331
2012	301
2013	293
Thereafter	2,051

Total	$3,645

Goodwill

        deCODE's goodwill resulted from the acquisitions of MediChem in 2002 and UVS in 2006. Goodwill is tested for impairment annually as of September 30 and whenever changes in the circumstances indicate goodwill could be impaired. deCODE completed its annual goodwill impairment tests as of September 30, 2008, 2007 and 2006 and no impairments resulted. During the fourth quarter of 2008, deCODE experienced further declines in the market value of its common stock and a further increased stockholder's deficit. These factors, along with global economic conditions, were determined to be a triggering event under SFAS 142 and accordingly an interim impairment test was performed as of December 31, 2008. As a result of this interim test, deCODE determined that it passed step one of the goodwill impairment test prescribed by SFAS 142. Because the fair value of the reporting unit exceeded its carrying value there was no need to perform the second step of the impairment test and there was no impairment recognized as of December 31, 2008.

11. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Salaries and other employee benefits	$2,771	$6,241
Accrued interest	1,677	1,677
Other current liabilities	3,116	4,640

Total	$7,564	$12,558

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

12. Debt

        Long-term debt consists of the following:

	December 31,
	2008	2007
	(In thousands)
Senior convertible notes, net of discount of $14,045,000 and $19,074,000 at December 31, 2008 and 2007, respectively	$215,955	$210,926
Equipment notes	331	555

Total	216,286	211,481

Less current portion	249	224

Long-term portion	$216,037	$211,257

        As of December 31, 2008 principal payments on long-term debt are as follows:

2009	$249
2010	82
2011	230,000

$230,331

Senior Convertible Notes

        In April 2004, deCODE completed an offering of $150,000,000 principal amount 3.5% Senior Convertible Notes (the "2004 Notes") due 2011 to qualified institutional buyers. The 2004 Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share (fair market value of $10.60 on date of issuance), which is equivalent to an initial conversion rate of approximately 71.4286 shares per $1,000 principal amount of the Notes. deCODE may redeem the 2004 Notes beginning April 20, 2009. Interest is payable semi-annually on April 15 and October 15. From this offering, deCODE received net proceeds of $143,805,000. deCODE recorded deferred offering costs of $6,195,000 which are being amortized to interest expense over the life of the 2004 Notes (through April 15, 2011). During the years ended December 31, 2008, 2007 and 2006, interest expense of $887,000, $897,000 and $885,000 was recorded in the Consolidated Statements of Operations related to the deferred offering cost amortization. Deferred financing costs related to the 2004 Notes is included in other long-term assets and totaled $2,020,000 and $2,907,000 at December 31, 2008 and 2007. During each of the years ended December 31, 2008, 2007 and 2006, interest expense, related to the 3.5% annual interest, of $5,250,000 was recorded to other non-operating expenses in the Consolidated Statements of Operations.

        In November 2006 deCODE completed the sale of $80,000,000 principal amount of 3.5% Senior Convertible Notes due 2011 (the "2006 Notes") at a price of 70% of par pursuant to Rule 144A under the Securities Act of 1933. The 2006 Notes have substantially similar terms to the 2004 Notes. The 2006 Notes are convertible into shares of deCODE common stock, at the option of the holder, at a price of $14.00 per share, which is equivalent to an initial conversion rate of approximately 71.4286 shares per $1,000 principal amount of the Notes. deCODE may redeem the 2006 Notes beginning April 20, 2009. Interest is payable semi-annually on April 15 and October 15. From the 2006 Notes

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

offering, deCODE received gross proceeds of $56,000,000. The 30% ($24,000,000) discount on the 2006 Notes was recorded as a reduction to the debt recorded and deCODE will accrete this discount, over the life of the 2006 Notes (through April 15, 2011), to interest expense up to the full principal amount of $80,000,000. During the years ended December 31, 2008, 2007 and 2006, deCODE recognized interest expense related to the accretion of the discount of $5,029,000, $4,662,000 and $264,000, respectively, in the Consolidated Statements of Operations, with a remaining discount to be accreted of $14,045,000 at December 31, 2008. deCODE recorded deferred offering costs of $3,053,000 which are being amortized to interest expense over the life of the 2006 Notes. During the years ended December 31, 2008, 2007 and 2006, interest expense related to deferred cost amortization of $647,000, $588,000 and $34,000, respectively, was recorded to other non-operating expenses in the Consolidated Statements of Operations with a remaining balance of $1,806,000 and $2,453,000 at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008, 2007 and 2006, interest expense, related to the 3.5% annual interest, of $2,800,000, $2,800,000 and $583,000, respectively, was recorded to other non-operating expenses in the Consolidated Statements of Operations.

        The existence of the substantial discount on the 2006 Notes causes one of the features, a put option by the holder upon a change of control of deCODE, to be accounted for separately as an embedded derivative. deCODE has assessed the probability of a change in control at December 31, 2008 and 2007 to be remote and accordingly, the value assigned to the derivative is immaterial.

        The fair value of the 3.5% convertible notes at December 31, 2008 and 2007 was approximately $25,744,000 and $153,768,000, respectively. The fair value of the convertible notes was based on the quoted market prices at December 31, 2008 and 2007.

Mortgage Loan

        deCODE had a mortgage loan with a financial institution for its Woodridge, IL facility with a balance of $5,611,000 at December 31, 2006. The mortgage carried an interest rate of three-month LIBOR + 2.25% (7.62% at December 31, 2006), payable in monthly installments of $26,000 plus interest for two years with a final payment of $4,990,000 originally due in December 2008. During 2007, in conjunction with the sale and leaseback of the Woodridge facility (see Note 14) this loan was repaid.

Equipment Notes

        The equipment notes consist of various loans for equipment, range in principal amount from $288,000 to $601,000 and are collateralized by the related equipment. The notes are generally payable over a term of 4 years, mature at various dates through May 2010, and have interest rates ranging from 10.27% to 10.95%.

        The fair values of equipment notes at December 31, 2008 and 2007 were approximately $334,000 and $565,000, respectively, as estimated based on quoted market rates for instruments with similar terms and remaining maturities.

Short Term Borrowings

        In July 2008, 2007 and 2006, deCODE entered into one-year agreements to finance its Directors and Officers insurance premium in the amounts of $441,000, $561,000 and $600,000, respectively. The amounts are payable monthly with interest at 3.42%, 5.99% and 6.25% for the 2008, 2007 and 2006 agreements, respectively. At December 31, 2008, 2007 and 2006, $242,000, $310,000 and $331,000 was

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

due under these agreements, respectively, and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

13. Fair Value Measurement

        On September 6, 2006, Statement of Financial Standard No. 157 Fair Value Measurement, ("SFAS 157"), was issued. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This standard is effective January 1, 2008 for deCODE. In February 2008, the FASB issued FASB Statement of Position, ("FSP") No. 157-2, Partial Deferral of the Effective Date of Statement 157, ("FSP No. 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. deCODE adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. The adoption of FAS 157 did not have a material impact on deCODE's consolidated financial statements. deCODE is evaluating the impact on the non-financial assets and liabilities.

        Valuation Hierarchy.    SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using:
	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Auction rate securities (investments non-current)	$12,721	—	—	$12,721

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        The following table presents deCODE's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2008:

Auction Rate Securities
Year Ended December 31, 2008
Balance at beginning of period	$24,833
Transfers to Level 3	—
Total gains (losses):
Included in earnings	(13,026)
Included in other comprehensive income	914
Purchase and settlements (net)	—

Balance at December 31, 2008	$12,721

        Valuation Techniques.    deCODE's investments in auction rate securities at December 31, 2008 did not have quoted market prices and are classified within Level 3 of the valuation hierarchy. The valuation models used to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of deCODE's investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

        Effective January 1, 2008, deCODE adopted, on a prospective basis, Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. deCODE has not elected the fair value option for any financial instruments and therefore the adoption of SFAS 159 did not have a material impact on deCODE's consolidated financial statements.

14. Sale-Leaseback Financings

Woodridge

        In June 2007, deCODE completed a sale and leaseback of its property (land and building) in Woodridge, Illinois. Pursuant to the agreement, deCODE sold the Woodridge property for $25,000,000 in cash and leased the property back under a 17 year lease at an initial rent of $163,000 per month, subject to annual rent increases of 2.5%. Under the lease, deCODE has two 5-year renewal options with rent at the then prevailing market rate. The lease is an absolute net lease and deCODE will continue to pay all expenses relating to the property, including taxes, utilities, insurance and maintenance. deCODE's obligations under the lease are collateralized by a letter of credit in an initial amount of $5,000,000, that may be reduced upon certain conditions. The letter of credit is collateralized by cash equivalents held in a restricted account ($5,500,000) at December 31, 2008.

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

        Concurrent with the sale and leaseback of Woodridge, deCODE paid the existing mortgage loan ($5,430,000) which had been collateralized by the Woodridge property (see Note 12).

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

15. Sale of Encode

        On July 1, 2008, deCODE sold its subsidiary Encode ehf ("Encode") located in Iceland to a related party (an employee) for a nominal amount (100,000 ISK or $1,000 at December 31, 2008), recognizing a loss on the sale of $102,000 during the year ended December 31, 2008. Management believes the sale price approximated the fair value of Encode. The sale of Encode included the remainder of existing contracts at the date of the sale, immaterial assets and all employees associated with Encode. For the years ended December 31, 2008, 2007 and 2006, Encode had revenues of $464,000, $680,000 and $448,000, respectively, and operating expenses of $1,562,000, $2,924,000 and $3,256,000, respectively.

16. Commitments and Contingencies

Leases and Finance Obligation

        deCODE leases certain property, equipment and other assets under non-cancelable leases that expire at varying dates through 2024. In June 2007, deCODE sold and leased back its facility in Woodridge, Illinois. This sale and leaseback was accounted for as a financing due to continuing involvement in the form of a collateralized letter of credit.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        At December 31, 2008, future minimum lease payments under all non-cancelable leases are as follows:

	Operating Leases	Capital Leases	Finance Obligation
	(in thousands)
2009	$3,872	$2,244	$2,034
2010	3,739	—	2,085
2011	3,716	—	2,137
2012	3,716	—	2,191
2013	3,526	—	2,246
Thereafter	22,114	—	27,045

Total minimum payments	$40,683	2,244	37,738

Less amount representing interest		42	13,593

Present value of future minimum payments		2,202	24,145
Less: current portion		2,202	648

Long-term portion		$—	$23,497

        Total rent expense for operating leases was $3,307,000, $3,850,000 and $3,452,000 in the years ended December 31, 2008, 2007 and 2006 respectively. For the years ended December 31, 2008, 2007 and 2006 the amount reflects the amortization of the deferred gain on sale-leaseback of properties of $1,938,000 per year.

Other Commitments

        Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5,000,000, with the timing of payments not determinable at the current time.

        deCODE's obligations under the Woodridge sale-leaseback are collateralized by a letter of credit in an initial amount of $5,000,000, that may be reduced upon certain conditions. The letter of credit is collateralized by cash equivalents held in a restricted account ($5,500,000) at December 31, 2008).

        In the event of a change in control, deCODE's Change in Control Benefits Plan (adopted November 2007) requires deCODE to make a lump sum payment to the CEO and reporting officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that the probability of these circumstances transpiring is remote, as such no charge has been recognized in its Statements of Operations. As of December 31, 2008, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6,081,000.

Guarantees

        When as part of an acquisition deCODE acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

of acquisition. The maximum potential amount of future payments it could be required to make for such obligations is undeterminable at this time. deCODE has no liabilities recorded for these future payments as of December 31, 2008.

Indemnification

        deCODE enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites and customers and (ii) its agreements with investors. Under these provisions deCODE generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of deCODE's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, deCODE has agreed to reimburse employees for certain expenses and to provide salary continuation during short term disability. The maximum potential amount of future payments deCODE could be required to make under these indemnification provisions is unlimited. deCODE has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, deCODE has no liabilities recorded for these agreements as of December 31, 2008.

17. Litigation

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

        On July 31, 2003, our Board of Directors (other than our Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE's insurers to the settlement, and the completion of acceptable final settlement documentation. A settlement fairness hearing was held on April 24, 2006. On June 25, 2007, the United States District

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the "focus cases" and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus case moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement has been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the court.

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

18. Stockholders' Deficit

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

Preferred Stock

        At December 31, 2008, deCODE had 6,716,666 shares of undesignated preferred stock authorized and no shares issued or outstanding. In respect of the undesignated shares of preferred stock, deCODE's Board of Directors is authorized, except as otherwise limited by Delaware law, without further action by the stockholders to:

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

        In February 2004, deCODE issued a warrant to purchase 1,724,257 shares of common stock at $29.00 per share over five years to Merck in connection with a Stock and Warrant Purchase Agreement. The warrant is exercisable at Merck's option as to 344,851 shares for a period of 30 days commencing on the first, second, third, fourth and fifth anniversaries of the Warrant Agreement. Any portion of this warrant that is not exercised during an applicable exercise period shall expire and be of no further force or effect. As of December 31, 2008, warrants to purchase 344,851 shares of common stock remained outstanding (none exercisable at December 31, 2008).

        Warrant activity is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
Outstanding at beginning of year	856,371	2,385,022	2,729,873
Issued	—	—	—
Exercised	(55,555)	(250,000)	—
Cancelled	(344,851)	(1,278,651)	(344,851)

Outstanding at end of year	455,965	856,371	2,385,022

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        A summary of the exercisable deCODE warrants as of December 31, 2008, is as follows:

Common Shares Issuable for	Exercise Price Per Share	Warrant Expiration Date
55,556	3.00	May 20, 2009
55,556	4.00	February 10, 2010

111,112

Equity Incentive Plans

        In May 2006, deCODE adopted the deCODE genetics, Inc. 2006 Equity Incentive Plan (the "2006 Plan"). The 2006 Plan provides for the issuance of up to 4,000,000 shares of common stock to employees, consultants and non-employee directors in the form of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights (SARs). In May 2008, deCODE amended its 2006 Plan to increase the number of shares of common stock that may be subject to awards to 10,000,000 shares. deCODE also maintains the deCODE genetics, Inc. 1996 and 2002 Equity Incentive Plans (together with the 2006 Plan, the "Plans") that provide for the grant for awards to employees, members of the Board of Directors, consultants and other advisors who are not employees. The 1996 Equity Incentive Plan expired in July 2006. A total of 10,000,000 shares were originally reserved for grants of options and restricted stock under the terms of the 1996 and 2002 Equity Incentive Plans.

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

        As of December 31, 2008, 6,154,945 shares were available for grant under the Plans.

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

        A summary of stock option activity is presented in the following table:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2007	7,773,559	$6.19
Granted	1,148,000	2.73
Exercised	(2,500)	2.11
Cancelled	(465,704)	5.52

Outstanding at December 31, 2008	8,453,355	$5.76	6.66	$—

Vested and expected to vest at December 31, 2008	8,177,638	$5.83	6.57	$—
Exercisable at December 31, 2008	5,720,364	$6.78	5.83	$—

        The aggregate intrinsic value of options outstanding and options exercisable represents the total pre-tax intrinsic value, based on deCODE's closing stock price of $0.19 as of December 31, 2008 (the last trading day for the year ended December 31, 2008), which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2008 was 0.

        The aggregate intrinsic value of options exercised under the Plans determined as of the date of option exercise was $3,000, $128,000 and $528,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.55, $3.46 and $4.34, per share, respectively. Cash received from option exercises for the years ended December 31, 2008 and 2007 and 2006 was $5,000, $147,000 and $870,000, respectively.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
	(In years)
$0.69 to $3.38	1,654,946	$2.82	8.58	734,554	$2.87
$3.45 to $3.45	2,282,671	3.45	8.11	1,002,700	3.45
$3.46 to $8.06	1,840,554	6.13	6.14	1,408,484	6.58
$8.13 to $8.96	1,811,133	8.78	4.36	1,811,133	8.78
$9.21 to $24.56	864,051	10.39	5.04	763,493	10.53

$0.69 to $24.56	8,453,355	$5.76	6.66	5,720,364	$6.78

Stock-based Compensation

        Effective January 1, 2006 deCODE adopted SFAS 123R using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

payment awards made to deCODE's employees and directors. Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in deCODE's Consolidated Statement of Operations during the year ended December 31, 2008, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In conjunction with the adoption of SFAS 123R, deCODE elected to attribute the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

        deCODE recorded stock-based compensation expense, net of estimated forfeitures, which were allocated based on the functional cost center of each employee as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Operating Expenses:
Cost of revenue	$561	$799	$612
Research and development	1,134	1,830	1,670
Selling, general and administrative	1,962	3,920	2,232

Total stock-based compensation expense	$3,657	$6,549	$4,514

Per basic and diluted share	$0.06	$0.11	$0.08

        As stock-based compensation expense recognized is based on awards ultimately expected to vest, the compensation expense recognized for all share-based awards is net of estimated forfeitures. deCODE estimates forfeiture rates based on historical analysis of option forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to stock-based compensation expense may be required in future periods.

        As of December 31, 2008, there was $5,753,000 of total unrecognized compensation expense, net of estimated forfeitures, related to non-vested stock awards. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years.

        The employee stock-based compensation recognized under SFAS 123R was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted average assumptions used are as follows.

	Year Ended December 31,
	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected volatility	63.7%	64.3%	65.9%
Expected option life (in years)	5.4	5.5	5.1
Risk-free interest rate	2.8%	4.4%	4.7%

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

        In 2008, 2007 and 2006, deCODE granted 79,457, 16,184 and 7,588 shares, respectively to its Audit Committee members. These grants remain subject to the right of deCODE to repurchase the shares in certain circumstances through a period of one-year from grant date. In 2005, deCODE granted 50,000 shares to an executive officer which fully vested in July 2008. The following table represents restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares outstanding, December 31, 2007	54,046	$8.96
Restricted shares issued	79,457	0.81
Restricted shares vested	(110,251)	4.79

Restricted shares forfeited	(6,779)	1.18

Unvested restricted shares outstanding, December 31, 2008	16,473	$0.73

        The weighted average remaining contractual term for restricted stock awards was 0.25 years at December 31, 2008.

19.   Defined Contribution Benefits

        deCODE contributes to relevant pension organizations for personnel in Iceland in accordance with Icelandic law and employment practices. Certain other discretionary contributions may be made. Contributions are based on employee salaries paid and deCODE has no further liability in connection with these plans. Total contributions were $1,771,000, $2,686,000 and $2,231,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        deCODE maintains 401(k) pension plans available to eligible full-time employees in the United States. deCODE made contributions of $218,000, $317,000 and $319,000 for the years ended December 31, 2008, 2007 and 2006, respectively, to these plans.

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

	December 31,
	2008	2007
	(In thousands)
Loss carryforwards	$71,980	$95,845
Capitalized research and development costs	16,727	23,667
Deferred revenue	40	1,167
Fixed asset depreciation	(779)	261
Intangible assets/patents	(51)	(78)
Other deferred tax assets	9,745	3,466

Total deferred tax asset, net	97,662	124,328
Valuation allowance	(97,662)	(124,328)

	$—	$—

        The table below reconciles the expected U.S. federal income tax rate to the recorded income tax rate:

	For the Years Ended December 31,
	2008	2007	2006
Income taxes (benefit) at federal statutory rates	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(2.4)	(1.0)	(0.9)
Non-deductible equity compensation	1.2	2.4	0.5
Foreign rate differential	10.3	12.4	13.4
Foreign currency adjustment	35.8	(7.7)	(0.8)
Tax rate reduction on prior valuation allowances	18.7	—	—
Other	3.2	(0.1)	(0.3)
Net change in valuation allowance	(32.8)	28.0	22.1

	0.0%	0.0%	0.0%

        Pre-tax U.S. losses were $37,138,000, $21,400,000 and $13,653,000 and pre-tax Icelandic losses were $43,809,000, $74,125,000 and $71,820,000 in 2008, 2007 and 2006, respectively. As of December 31, 2007, deCODE had U.S. federal net operating loss ("NOL") carryforwards of approximately $55,094,000 that may be available to offset future U.S. federal income tax liabilities and expire at various dates through 2027. As of December 31, 2008, deCODE's Icelandic subsidiaries had NOL carryforwards of approximately $302,868,000 and expire at various dates through 2018. Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance for such assets, which are comprised principally of net operating loss carryforwards and capitalized research and experimentation costs.

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

        Since the IRS has the ability to adjust the amount of a net operating loss utilized on a tax return, all tax years are open until the deCODE begins utilizing its net operating losses. In Iceland, the statute of limitations is six years and as such the Icelandic taxing authorities can reassess the tax back to 2003. In addition, open tax years related to states remain subject to examination but are not considered material.

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

21.   Other non-operating income and (expense), net

        During 2008 and 2007, deCODE recognized an other-than-temporary-loss on investments in auction rate securities ("ARS") (see Note 7). Although the ARS continue to pay interest according to their stated terms, based on valuation models and an analysis of other-than-temporary impairment factors, deCODE recorded an impairment charge of $13,026,000 ($914,000 of which had previously been recognized as temporary and had been accounted for as an unrealized loss at December 31, 2007) and $7,752,000, respectively.

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

22.   Subsequent Event

        In January 2009, deCODE entered into an agreement with NBI hf., an Icelandic financial institution, pursuant to which NBI has purchased all auction rate securities ("ARS") owned by deCODE for an aggregate price of ISK 1,375,000,000, which represented approximately $11,000,000 at the then current currency exchange rates. NBI has the put option to require deCODE to repurchase the ARS upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf,

deCODE genetics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(tabular amounts in thousands, except share and per share amounts)

deCODE's Icelandic subsidiary, ("IE") or a specified part of the operations of IE or (b) December 16, 2009. deCODE has the call option to require NBI to sell the ARS to it at any time until January 1, 2010. The repurchase price on exercise of the put or call option (the "Repurchase Price") will be equal to the Purchase Price plus interest from January 16, 2009 at a rate of five percent (5%) above the Reykjavik Interbank Offered Rate in effect on the date payment is made less the aggregate amount of interest and principal received by NBI on the ARS. In addition, if the aggregate amount of interest and principal received by NBI with respect to the ARS is higher than the Repurchase Price, upon deCODE's repurchase of the ARS pursuant to the exercise of the put or call option, NBI will be required to deliver to deCODE, in addition to the ARS, an amount equal to (A) the aggregate amount of principal and interest that it received less (B) the sum of (i) the Repurchase Price and (ii) ISK 375,000,000 (approximately $3,350,000 at current exchange rates). Due to the put and call options, the transaction will be accounted for as a secured borrowing and as such, the ARS will remain on deCODE's Consolidated Balance Sheet and continue to be marked unless the put option as described above is not exercised prior to December 16, 2009.

23.   Selected Quarterly Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2008
Revenue	$14,978	$15,026	$11,978	$16,113
Operating loss	19,600	13,516	11,327	9,023
Net loss	26,665	18,354	17,900	18,028
Basic and diluted net loss per share	(0.44)	(0.30)	(0.29)	(0.29)
2007
Revenue	$8,554	$7,614	$10,892	$13,343
Operating loss	20,570	22,865	22,223	21,921
Net loss	22,625	16,228	24,248	32,425
Basic and diluted net loss per share	(0.37)	(0.27)	(0.40)	(0.53)

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

        (b)    Changes in Internal Controls.    We are continuously seeking to improve the efficiency and effectiveness of our internal controls. This results in periodic refinements to internal control processes throughout the Company. However, there was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the last fiscal quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment management believes that, as of December 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

        The Company's independent registered public accounting firm, Deloitte & Touche LLP, which audited the financial statements contained in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2008. This report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, is included below under the heading "Report of Independent Registered Public Accounting Firm."

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
deCODE Genetics, Inc.
Reykjavik, Iceland

        We have audited the internal control over financial reporting of deCODE Genetics, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 31, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning substantial doubt about the Company's ability to continue as a going concern.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 31, 2009

Item 9B.    Other Information

        Not applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        For information concerning this item, see the information under "Election of Directors," "Executive Officers Who are Not Directors, " "Code of Ethics" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement to be filed with respect to our 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 11.    Executive Compensation

        For information concerning this item, see the information under "Executive Compensation" in our Proxy Statement to be filed with respect to our 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        For information concerning this item, see the information under "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement to be filed with respect to our 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        For information concerning this item, see the information under "Certain Relationships" and "Election of Directors" in our Proxy Statement to be filed with respect to our 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        For information concerning this item, see the information under "Ratification of the Appointment of our Independent Registered Public Accounting Firm" in our Proxy Statement to be filed with respect to our 2009 Annual Meeting of Stockholders, which information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

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
Dated: March 31, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ KARI STEFANSSON Kari Stefansson	Chairman, President, Chief Executive Officer and Director (principal executive officer)	March 31, 2009
/s/ LANCE THIBAULT Lance Thibault	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	March 31, 2009
/s/ J. NEAL ARMSTRONG J. Neal Armstrong	Director	March 31, 2009
/s/ JAMES BEERY James Beery	Director	March 31, 2009
/s/ EARL M. COLLIER, JR. Earl M. Collier, Jr.	Director	March 31, 2009
/s/ PETER GOODFELLOW Peter Goodfellow	Director	March 31, 2009

 EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation, as further amended (Incorporated by reference to Exhibit 3.1 and Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
3.2	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).
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
10.15*
Agreement between deCODE genetics, Inc. and J. Neal Armstrong dated as of August 18, 2003 and effective as of October 3, 2003 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2003)

Exhibit Number	Description
10.16*	2006 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 11, 2006).
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
10.28	deCODE genetics, Inc. Change in Control Benefits Plan (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on November 8, 2007).
21.1	Subsidiaries of deCODE genetics, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

*
Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

QuickLinks

PART I
INTRODUCTORY NOTE
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
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
deCODE genetics, Inc. CONSOLIDATED BALANCE SHEETS
deCODE genetics, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS
deCODE genetics, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (In thousands, except share amounts)
deCODE genetics, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
deCODE genetics, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (tabular amounts in thousands, except share and per share amounts)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX