Form 10-K/A
period 2008-12-31
DECODE GENETICS INC
filed 2009-04-30
CIK 1022974

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $55,528,787.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2009.

Class	Number of Shares
Common Stock, $.001 par value	61,761,805

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

                deCODE genetics, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009, for the sole purpose of adding Items 10-14 of Part III.

                As required by applicable rules, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment No. 1.

                Except as described above, no other revisions or amendments have been made to any portion of the Form 10-K. This Amendment No. 1 does not reflect events occurring after March 31, 2009, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

                The name, age and principal occupation of each person who is currently serving as a director is provided below, along with summaries of their respective backgrounds.   The directors hold office until the expiration of their respective terms and until their respective successors are elected and qualify, or until death, resignation or removal.  The terms of J. Neal Armstrong, James R. Beery and Earl M. Collier, Jr. are to expire at our Annual Meeting of Stockholders in 2009.  The terms of Kari Stefansson and Peter Goodfellow are to expire at our Annual Meeting of Stockholders in 2010.

                Kari Stefansson, M.D., Dr. Med., 60, has served as our President, Chief Executive Officer and a director since he co-founded deCODE in August 1996.  Dr. Stefánsson was appointed to serve as the Chairman of our Board of Directors in December 1999. From 1993 until April 1997, Dr. Stefánsson was a professor of Neurology, Neuropathology and Neuroscience at Harvard University. In addition, from 1993 through December 1996 he was Director of Neuropathology at Beth Israel Hospital in Boston, Massachusetts. From 1983 to 1993, he held faculty positions in Neurology, Neuropathology and Neurosciences at the University of Chicago. Dr. Stefansson received his M.D. and Dr. Med. from the University of Iceland and is board-certified in neurology and neuropathology in the United States.  He has published numerous articles on the genetics of common complex diseases.

J. Neal Armstrong, 70, has served as a director since October 2003.  He currently serves as Chairman of our Audit Committee and a member of our Compensation Committee.  Mr. Armstrong is Vice President, Chief Financial Officer and Secretary of Aspect Medical Systems, Inc., a developer and manufacturer of an anesthesia monitoring system.  Mr. Armstrong previously served as Aspect’s Vice President of Investor Relations from 2005 to 2006, and as its Vice President, Chief Financial Officer, Secretary and Treasurer from 1996 until his retirement in 2005.  From 1990 to 1996, Mr. Armstrong served as Vice President of Finance, Chief Financial Officer and as a director of Haemonetics, Inc., a manufacturer of blood processing systems. From 1985 to 1990, he was the Vice President of Finance and Administration, Treasurer and Chief Financial Officer at BTU International, a manufacturer of thermal processing systems. Prior to 1985, he served for 14 years in senior operating and financial positions at Texas Instruments, Inc., an electronics company.  Mr. Armstrong serves as a member of the Board of Directors and audit committee, of TransMedics, Inc.

James R. Beery, 67, has served as a director since April 2004.  He currently serves as Chairman of our Nominating and Corporate Governance Committee and a member of our Audit Committee.  Mr. Beery is Senior Of Counsel in the London office of Covington & Burling, an international law firm. Prior to his retirement in 2001, Mr. Beery served as Senior Vice President and General Counsel of GlaxoSmithKline plc, a UK-based global pharmaceutical company. From 1993 until the formation of the merged company GlaxoSmithKline, Mr. Beery served as Senior Vice President, General Counsel and Corporate Secretary of SmithKline Beecham plc. Mr. Beery holds an AB from Harvard College and a JD from Stanford Law School. He is currently a director of Martek Biosciences Corporation, Orchid Cellmark, Inc., Inion OY and the London Centre for the International Education of Students, and is a member of the Board of Visitors of Stanford Law School and the Advisory Committee of the Stanford Law School Program in Law, Science and Technology.

Earl M. “Duke” Collier, Jr., 61, joined our Board of Directors in July 2006.  He currently serves as Chairman of our Compensation Committee and a member of our Audit Committee.  Mr. Collier is an Executive Vice President at Genzyme Corp. He has previously served as President of Vitas Healthcare, was a partner at the Washington, DC-based law firm of Hogan and Hartson, and served as Deputy Administrator of the Health Care Finance Administration (now CMS) in the Department of Health and Human Services. Mr. Collier received his BA from Yale University and his JD from the University of Virginia. He serves on the Board of Directors of Pervasis Therapeutics, Inc., a private company in Cambridge, Massachusetts, and Newton-Wellesley Hospital.

Peter Goodfellow, 57, joined the Board of Directors in September 2006. He currently serves as a member of our Compensation Committee. Dr. Goodfellow serves as a Science Advisor to Abingworth Management Ltd, a venture capital firm that invests in both private and public life science companies.  In addition, he serves as a trustee and member of the Governing Board of the Institute of Cancer Research and as a member of several advisory boards, including those of the Beatson Institute, Max Plank Institute Berlin and the Sick Kids Research Institute in Toronto.  Dr. Goodfellow was formerly Senior Vice President, Discovery Research at GlaxoSmithKline.  He has

also held senior positions at SmithKline Beecham, the Balfour chair in genetics at Cambridge University and research positions at the Imperial Cancer Research Fund.  Dr. Goodfellow received his doctorate from Oxford University and held a postdoctoral fellowship at Stanford University.

Audit Committee

                The Board of Directors has an Audit Committee.  The Audit Committee consists of Mr. Armstrong, Mr. Beery and Mr. Collier.  All members of our Audit Committee are “independent” as defined by the listing standards of The Nasdaq Stock Market and within the meaning of applicable regulations of the Securities and Exchange Commission. The Board of Directors has determined that Mr. Armstrong is an audit committee financial expert.

Executive Officers Who Are Not Directors

                The name, age and position of each person who is currently serving as an executive officer (but not also as a director) is listed below, followed by summaries of their backgrounds and principal occupations.  Executive officers are elected annually and serve at the discretion of the Board of Directors.

Name	Age	Position(s)
Lance Thibault	42	Chief Financial Officer and Treasurer
Axel Nielsen	44	Chief Operating Officer
Mark Gurney	54	Senior Vice President, Drug Discovery and Development
Jakob Sigurdsson	45	Senior Vice President, Corporate Development
Daniel Hartman	47	Senior Vice President, Product Development

                Lance Thibault joined deCODE in February 2001 and was named Chief Financial Officer and Treasurer in June 2001. He was a Director with the Global Capital Markets practice of PricewaterhouseCoopers in London, England prior to joining deCODE. Mr. Thibault received a B.S. in Accountancy from Bentley College in 1988 and is a certified public accountant.

                Axel Nielsen joined deCODE in June 1998 and was named deCODE’s Chief Operating Officer in June 2007. Previously he served as Chief Operating Officer of deCODE’s US operations, overseeing our US chemistry and structural biology subsidiaries where he integrated these businesses into deCODE after we acquired Medichem  Life Sciences, Inc. in 2002.  From 1998 to 2002, Mr. Nielsen served in various positions with deCODE, including as VP Investor Relations, VP, Finance and Treasurer and Chief Financial Officer. Before joining deCODE, Mr. Nielsen held positions with Icelandair Inc. and McKinsey & Co. He holds degrees in computer science and finance from the University of Iceland and an MBA from MIT Sloan School of Management.

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

                Jakob Sigurdsson joined deCODE in October 2006 as Senior Vice President, Corporate Development.  Mr. Sigurdsson was formerly CEO and President of Alfesca, a multinational foods group with major operations in Iceland, the UK, France and Spain. Prior to his position at Alfesca, Mr. Sigurdsson held senior positions in the United States and Europe for Rohm and Haas Company, a NYSE-listed specialty materials company.  Mr. Sigurdsson holds a B.S. degree in chemistry from the University of Iceland and an M.B.A. from the Kellogg School of Management at Northwestern University.

                Daniel Hartman, M.D., joined deCODE in July 2005 as our Senior Vice President, Product Development. Prior to joining deCODE, Dr. Hartman had served since 2001 in senior clinical development positions at Pfizer, including Global Clinical Leader, Allergy and Respiratory Diseases; Clinical Exploratory Head, Cardiovascular and Metabolic Diseases; and Experimental Medicine Therapy Area Leader, Cardiovascular, Metabolism and Anaderm. From 2000 to 2001, Dr. Hartman was Vice President of Worldwide Clinical Development at Esperion Therapeutics. Prior to joining Esperion, he was Director, Clinical Cardiovascular and Therapy Head, Thrombosis and Cardiopulmonary Disease at Pfizer. From 1995 to 1999, Dr. Hartman served in senior clinical research positions at Eli Lilly & Company. Dr. Hartman received his M.D. from Wayne State University, and held post-doctoral and faculty positions at the Indiana University School of Medicine. He is board certified in internal medicine and is a member of numerous medical societies.

Section 16(A) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market.  Based solely upon our review of the copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have timely filed all required reports, except that Terrance McGuire, a former director, was inadvertently two weeks late in filing a Form 4 reporting the forfeiture of unvested shares of restricted stock as a result of his resignation and Dr. Stefansson and Messrs. Thibault, Gurney, Nielsen, Sigurdsson and Hartman inadvertently filed Forms 4 reporting their respective receipt of options one week late.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and controller.  The Code of Business Conduct and Ethics can be found on our website at www.decode.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

                The members of our Compensation Committee during 2008 were Mr. Armstrong, Mr. Collier and Dr. Goodfellow.  No member of the Compensation Committee was at any time during 2008, or formerly, an officer or employee, nor had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Exchange Act of 1934, as amended.  No executive officer has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of deCODE or a member of our Compensation Committee.

Compensation Committee Report

                The Compensation Committee has reviewed and discussed with deCODE’s management the following Compensation Discussion and Analysis.  Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in deCODE’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

Respectfully submitted,

Compensation Committee

Earl Collier

J. Neal Armstrong

Peter Goodfellow

Compensation Discussion and Analysis

Introduction

                The Compensation Committee of our Board of Directors (the “Committee”) administers our executive compensation program.  The Committee, which is composed entirely of independent directors, reviews executive officer performance and reviews and approves executive officer compensation.  The  Committee also administers our 1996, 2002 and 2006 Equity Incentive Plans and in that capacity selects the employees and non-employee directors of deCODE and its subsidiaries who will receive awards, determines the number of shares covered thereby, and establishes the terms, conditions, and other provisions of the grants.

                The Committee operates under a charter adopted by the Board of Directors and has authority to hire consultants and advisers to assist it in fulfilling its mission.  The Committee makes regular reports to the Board summarizing the matters reviewed and actions taken at its meetings.

Compensation Philosophy

                Our executive compensation programs seek to balance the interests of stockholders and the executive officers while supporting our need to attract and retain competent executive management.  Toward this end, the Committee develops an executive compensation policy and supporting executive compensation plans and programs which are intended to attain the following objectives:

•              Emphasize the enhancement of stockholder value;

•              Support the acquisition and retention of talented executives;

•              Deliver the total executive compensation package in a cost-effective manner;

•              Reinforce key business objectives; and

•              Encourage management ownership of deCODE’s common stock

                We believe that executive compensation should vary with our performance in achieving our financial and non-financial objectives, should be tied to individual performance, and should be structured to align the interests of our executive officers with the interests of our stockholders.  Accordingly, we seek to create a merit-based, incentive-driven system which provides a total compensation package that is fair in relation to the compensation practices of comparable companies and which is consistent across our executive officers.  To achieve this, historically we have sought to provide competitive salaries based upon individual performance together with cash bonuses and stock options, where appropriate, based on our overall performance relative to our corporate objectives and the executive officer’s individual contributions and teamwork.

                The Committee normally grants stock options, and in some cases, restricted stock as well, upon the commencement of an executive officer’s employment in order to strengthen the alignment of the interest of the executive officer with that of our stockholders.  Thereafter, it may grant stock options and/or restricted stock as part of its periodic review of the executive officer’s compensation package or as part of a program of periodic grants to all employees.

                We believe that it is important to maintain a competitive compensation program.  At the Committee’s request, in 2007 we commissioned a study by an outside compensation consulting firm of the cash and equity compensation practices of 15-20 publicly-held companies in the life sciences industry (the “Peer Group”).  These companies were chosen for inclusion in the study based on business characteristics similar to ours, including revenues, state of development, employee headcount and market capitalization.  In 2008 we received an updated report from the compensation consultant regarding the competitiveness of the cash compensation of our officers. In addition to reviewing the results of these reports, the Committee takes into account information from other sources such as independent members of the Board of Directors and publicly available data relating to the compensation practices and policies of other companies in our industry.  While we believe that benchmarking is not necessarily appropriate as a sole tool for setting compensation because some aspects of our business and objectives may be unique to us, we believe that gathering and reviewing this information is an important part of decision-making process for determining compensation.  Consistent with this view, the Committee has not targeted a predetermined percentile of the Peer Group companies in determining compensation.

                The Committee has not adopted formal guidelines for allocating total compensation between long-term and current compensation or equity compensation and cash compensation but rather allocates on a case-by-case basis as appears appropriate in meeting these objectives.  However, the Committee has requested management to prepare a plan for annual and long-term incentive compensation to guide its work in the future.

                Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a federal income tax deduction to public companies for certain compensation over $1,000,000 paid to the company’s chief executive officer and the three other most highly compensated executive officers other than the chief financial officer.  Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met.  The Company does not believe that Section 162(m) or other accounting and tax treatment of particular forms of compensation materially affect its compensation decisions.  However, it will evaluate the effect of such accounting and tax treatment on an ongoing basis and will make appropriate modifications to its compensation policies where appropriate.

Components of Compensation

                The primary elements of total compensation we paid in 2008 to our executive officers, including the Chief Executive Officer (the “CEO”) and the other executive officers identified in the Summary Compensation Table which appears below (the “Named Executive Officers”)  include the following:

•                  Base salary;

•                  Awards under our Equity Incentive Plans;

•                  Benefits under our defined contribution plans; and

•                  Benefits under our health and welfare benefits plans.

        Base Salary

                Base salaries for our Named Executive Officers are determined annually by reviewing three key areas: (1) the pay practices of the Peer Group; (2) the skills and performance level of the individual executive officer; and (3) our actual performance.  Salary adjustments are made, where appropriate, to maintain salaries at competitive levels, taking into account each executive officer’s experience and individual performance, to maintain an equitable relationship between executive officer salaries and overall salaries for other employees and to reflect the executive’s annual performance evaluation.

        Performance Based Cash Compensation

                The Committee determines whether the Named Executive Officers should receive discretionary cash bonuses based on our achievement of our major corporate objectives and the contribution of the executive officer to our overall success and achievements.  The Committee believes that a significant fraction of any bonus should be tied to the Company’s overall performance rather than the individual executive’s performance but it does not assign weights or rankings to any single performance factor.  The Board of Directors may adopt Company-wide performance goals at the beginning of the year to guide the Committee in its performance reviews for the year.  To date the Committee has not established individual performance goals for executive officers the satisfaction of which will result in the payment of cash bonuses, but it may do so in the future.

        Awards under the Company’s Equity Incentive Plans

                We use the grant of stock options and restricted stock under our Equity Incentive Plans as the primary vehicle for providing long-term incentive compensation opportunities to our senior officers, including the Named Executive Officers.  The options we have granted have a per share exercise price which is not less than 100% of the closing price of one share of our common stock on The Nasdaq Stock Market on the date prior to the date that the option is granted.  Accordingly, options granted under the Plans have no value unless the market price of our common stock increases after the date of grant.  The Plans also provide for the grant of restricted stock awards.  In general, we have made grants of restricted stock awards to senior officers only in connection with the commencement of their employment.  The Plans are designed to provide at-risk (incentive) compensation that aligns management’s financial interests with those of our stockholders, encourages management ownership of our common stock, supports the achievement of corporate short and long-term financial objectives, and provides competitive equity reward opportunities.  When determining stock option awards, the Committee considers the executive officer’s responsibilities and anticipated contributions to meeting our long-term strategic performance goals, his or her position with deCODE, industry practice in the Peer Group and its judgment about whether the complete compensation package provided to the executive officer is sufficient to retain, motivate and adequately reward him or her  We have not adopted any specific policy regarding the amount or timing of any stock-based compensation under the Plans.

        Defined Contribution Plans

                We maintain a 401(k) plan for the benefit of all of our eligible full-time employees in the United States, including the relevant Named Executive Officers.  The amount of our contributions is fixed by the plan and is a percentage of the executive officer’s contributions to the plan up to a cap fixed by statute.  As required by Icelandic law, we contribute an amount equal to eight percent of the salary of each Icelandic employee, including the relevant Named Executive Officers, to Icelandic pension organizations.  In accordance with customary Icelandic employment practices, we also make a matching contribution (up to two percent of salary) with respect to contributions made by an Icelandic employee to such pension organizations.  In addition to these contributions, we may make discretionary contributions for specific individuals, which we have done for Dr. Stefansson and Mr. Sigurdsson.  We also make discretionary contributions to Icelandic pension organizations on behalf of Mr. Nielsen in an amount equal to what the employer contribution would be if Mr. Nielsen were an Icelandic employee plus an amount comparable to the discretionary contributions made for Dr. Stefansson and Mr. Sigurdsson.

        Health and Welfare Employee Benefits Plans

                We provide employee benefits programs, which in the United States include healthcare, life and disability insurance, to our employees, including the Named Executive Officers.  We believe that our employee benefits programs should be comparable to those maintained by other members of the Peer Group so as to assure that we are able to maintain a competitive position in terms of attracting and retaining officers and other employees.  Our employee benefits plans are provided on a non-discriminatory basis to all employees.

        Other Compensation

                We provide the Chief Executive Officer with a leased car in accordance with customary practice for management employees in Iceland.  We believe that this benefit is appropriate additional compensation in light of competitive conditions and standard practices in Iceland.  In general, we do not view perquisites as a significant element of our comprehensive compensation structure but believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.  In 2005 the Compensation Committee fixed the combined value of the Chief Executive Officer’s salary and perquisites such that an increase or decrease in the value of his perquisites will result in a corresponding change in the salary component of his compensation. We also provide our Senior Vice President for Corporate Development with a leased car in accordance with customary practice for management employees in Iceland as provided by his employment agreement.  In addition, we provide housing in the United States for our Chief Operating Officer.

Role of Executive Officers in Determining Executive Compensation

                The Committee establishes compensation policies and practices for the Chief Executive Officer.  The Chief Executive Officer recommends compensation packages for the remaining executive officers, including the Named Executive Officers, based on his review of Peer Group salaries, our performance on a company-wide basis and the officer’s contribution to this performance, the executive officer’s annual performance review and salary levels for our employees in general.  The Committee reviews these recommendations and after discussion with the Chief Executive Officer makes whatever modifications it believes are appropriate and then approves compensation packages for the other executive officers.

Evaluation of Named Executive Officer Performance in 2008

                In light of our financial condition, salaries for 2008 were maintained at their 2007 levels except with respect to our Chief Financial Officer, whose salary was increased to a level comparable to that of other Named Executive Officers, and no bonuses were awarded.  In  2008 the Named Executive Officers and other employees of the Corporation received stock options as part of the Corporation’s annual option grant program.  The sizes of the grants to the Named Executive Officers were set at a level intended to motivate them  and address issues of retention and equitable compensation a with the goal of keeping management intact.

Severance and Change in Control Arrangements

In November 2007 our Board of Directors adopted a Change in Control Benefits Plan.  The Plan provides benefits to the Named Executive Officers and others in the event of a change in control.  See “Payments Upon Termination or Change in Control” below for a description of this Plan.   In addition, prior to adoption of the Plan, we entered into an employment agreement with Mr. Sigurdsson pursuant to which he will be entitled to receive severance benefits if we terminate his employment without cause or upon the occurrence of certain enumerated events following a change in control.  See “Payments Upon Termination or Change in Control” below for a description of these provisions.

We believe that our severance arrangements with Mr. Sigurdsson represent a fair allocation of the risks of termination between us and him, preserving a measure of economic security for him while making it possible for us to terminate him without additional liability in the event of changes in our condition and affairs.  We believe that the change in control payments described above provide a structure that will help (i) assure the Named Executive Officers’ full attention and dedication to our business and affairs, free from distractions caused by personal uncertainties and risks related to a pending or threatened change in control, (ii) assure the Named Executive Officers’ objectivity for stockholders’ interests, (iii) assure the Named Executive Officers of fair treatment in case of involuntary termination following a change in control, and (iv) attract and retain key talent during uncertain times.

Restatement of Financial Statements

The Committee believes that, to the extent permitted by law, it has authority to retroactively adjust any cash or equity-based incentive award paid to any senior officer (including any Named Executive Officer) where the award was based upon our achievement of specified financial goals and it is subsequently determined following a restatement of the our financial statements that the specified goals were not in fact achieved.

Stock Ownership Guidelines

Our Board of Directors believes that the interests of our senior officers and our stockholders should be aligned and for this reason encourages our senior officers, including the Named Executive Officers, to acquire a significant ownership position in our common stock so as to have a meaningful personal financial stake in our success.  However, we have not adopted formal stock ownership guidelines.

Summary Compensation Table

                The following table sets forth information concerning the compensation for services to us for the fiscal years ended December 31, 2006, 2007 and 2008 of our (i) principal executive officer, (ii) principal financial officer, and (iii) three other most highly compensated executive officers who were serving as such on December 31, 2008 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Kari Stefansson	2008	$683,811	(2)	—		—	$340,680	(3)	$92,057	(4)(5)	$1,116,548
Chairman, President and	2007	662,296	(2)	—		—	783,073	(6)	146,462	(4)(7)	1,591,831
Chief Executive Officer	2006	655,559	(2)	$400,000	(8)	—	507,160	(9)	113,939	(4)(10)	1,676,658
Lance Thibault	2008	350,769		—		—	94,945	(3)	4,994	(11)	450,708
Chief Financial Officer and	2007	287,885		—		—	160,846	(6)	6,750	(11)	455,481
Treasurer	2006	230,000		120,000	(8)	—	64,754	(9)	6,600	(11)	421,354
Axel Nielsen	2008	365,000		—		—	312,089	(3)	85,224	(12)	762,313
Chief Operating Officer
Mark Gurney	2008	360,000		—		—	123,373	(3)	5,000	(11)	488,373
Senior Vice President, Drug	2007	353,510		—		—	355,651	(6)	6,750	(11)	715,911
Discovery and Development	2006	322,500		200,000	(8)	—	250,516	(9)	6,600	(11)	779,616
Jakob Sigurdsson	2008	365,500		—		—	342,641	(3)	56,247	(4)(13)	764,388
Senior Vice President,	2007	365,000		—		—	424,815	(6)	76,800	(4)(14)	866,615
Corporate Development

(1)           Amounts calculated in accordance with FASB Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”).  The assumptions made in the valuation of these awards are set forth in Note 16 to the Consolidated Financial Statements included in deCODE’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2006 and 2007 and in Note 18 to the Consolidated Financial Statements included in deCODE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(2)           In 2005 the Compensation Committee fixed the combined value of Dr. Stefansson’s salary and perquisites at $714,914 such that an increase or decrease in the value of his perquisites will result in a corresponding change in the salary component of his compensation.  See, “Compensation Discussion and Analysis—Components of Compensation—Other Compensation”

(3)           Represents the dollar amount of  the expense recognized by deCODE in 2008 for accounting purposes with respect to stock option awards granted in 2008 and prior years.  For information regarding options granted in the last fiscal year, see, “Grants of Plan-Based Awards in 2008.”

(4)           Represents compensation paid, or value calculated, in Icelandic kronas.  Figures reflect exchange rate of 120.87, 62.00 and 71.83 Icelandic kronas to $1.00, the exchange rate determined by the Central Bank of Iceland on December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

(5)           Represents (i) matching contributions made to Icelandic pension organizations on Dr. Stefansson’s behalf in accordance with customary Icelandic employment practices ($50,795), (ii) discretionary contributions made to Icelandic pension organizations on Dr. Stefansson’s behalf ($10,159), and (iii) the aggregate cost to us to provide an automobile ($31,103) for the benefit of Dr. Stefansson.  Does not include mandatory contributions made to pension organizations on behalf of Dr. Stefansson in accordance with Icelandic law.  See, “Defined Contribution Plans.”

(6)           Represents the dollar amount of  (i) the expense recognized by deCODE in 2007 for accounting purposes with respect to stock option awards granted in 2007 and prior years, and (ii) the additional expense deCODE recognized in 2008 for accounting purposes with respect to stock options awarded in lieu of a cash bonus in February 2008 following the Compensation Committee’s review of our performance and that of the Named Executive Officers in 2007.

(7)           Represents (i) matching contributions made to Icelandic pension organizations on Dr. Stefansson’s behalf in accordance with customary Icelandic employment practices ($78,203), (ii) discretionary contributions made to Icelandic pension organizations on Dr. Stefansson’s behalf ($15,641), and (iii) the aggregate cost to us to provide an automobile ($52,618) for the benefit of Dr. Stefansson.  Does not include mandatory contributions made to pension organizations on behalf of Dr. Stefansson in accordance with Icelandic law.  See, “Defined Contribution Plans.”

(8)           Reflects cash bonuses awarded (i) in February 2006, following the Compensation Committee’s review of, among other things, our and our peer group’s compensation levels; and (ii) in March 2007, following the Compensation Committee’s review of our performance and that of the Named Executive Officers in 2006.

(9)           Represents the dollar amount of the expense recognized by deCODE in 2006 for accounting purposes for equity awards granted in 2006 and prior years.

(10)         Represents (i) matching contributions made to Icelandic pension organizations on Dr. Stefansson’s behalf in accordance with customary Icelandic employment practices ($27,427), (ii) discretionary contributions made to Icelandic pension organizations on Dr. Stefansson’s behalf ($27,427), and (iii) the aggregate cost to us to provide housing ($14,828) and an automobile ($44,257) for the benefit of Dr. Stefansson.  Does not include mandatory contributions made to pension organizations on behalf of Dr. Stefansson in accordance with Icelandic law.  See, “Defined Contribution Plans.”

(11)         Represents matching 401(k) contributions made on behalf of the Named Executive Officer.  See, “Defined Contribution Plans.”

(12)         Represents (i) discretionary contributions made to Icelandic pension organizations on Mr. Nielsen’s behalf ($44,678), and (ii) the aggregate cost to us to provide housing in the United States for the benefit of Mr. Nielsen ($40,546).

(13)         Represents (i) matching contributions made to Icelandic pension organizations on Mr. Sigurdsson’s behalf in accordance with customary Icelandic employment practices ($27,113), (ii) discretionary contributions made to Icelandic pension organizations on Mr. Sigurdsson’s behalf ($8,134), and (iii) the aggregate cost to us to provide an automobile ($21,000) for the benefit of Mr. Sigurdsson.  Does not include mandatory contributions made to pension organizations on behalf of Mr. Sigurdsson in accordance with Icelandic law.  See, “Defined Contribution Plans.”

(14)         Represents (i) matching contributions made to Icelandic pension organizations on Mr. Sigurdsson’s behalf in accordance with customary Icelandic employment practices ($37,242), (ii) discretionary contributions made to Icelandic pension organizations on Mr. Sigurdsson’s behalf ($11,172), and (iii) the aggregate cost to us to provide an automobile ($28,386) for the benefit of Mr. Sigurdsson.  Does not include mandatory contributions made to pension organizations on behalf of Mr. Sigurdsson in accordance with Icelandic law.

                The following table provides information with respect to equity awards granted during the fiscal year 2008 to our Named Executive Officers.

Grants of Plan-Based Awards in 2008

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards — Target(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)
Kari Stefansson	2/12/2008	100,000	$3.02	$181,730
Lance Thibault	2/12/2008	50,000	$3.02	90,865
Axel Nielsen	2/12/2008	50,000	$3.02	90,865
Mark Gurney	2/12/2008	50,000	$3.02	90,865
Jakob Sigurdsson	2/12/2008	50,000	$3.02	90,865

(1)                                  Options vested as to 1/2 of the shares on the date of grant and vest as to 1/48th of the remaining shares on the 12th day of each month thereafter.

(2)                                  In accordance with the terms of the our equity incentive plans, the exercise price of an option granted under our equity incentive plans may not be not less than the “fair market value” of our common stock on the date of grant.  “Fair market value” is defined as the closing price of our common stock as reported on The Nasdaq Stock Market on the day prior to the date of grant.  See, “Equity Incentive Plans.”

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

                In October 2006 we entered into an employment agreement with Jakob Sigurdsson.  Pursuant to his employment agreement, Mr. Sigurdsson’s initial base salary was $365,000 per year, payable in Icelandic kronas at the exchange rate in effect on the last day of the month before the month in which payment is made.  In addition Mr. Sigurdsson will be eligible to receive an annual bonus of up to 50% of his annual salary at the determination of the Board of Directors or Compensation Committee.  Mr. Sigurdsson will also receive, at his option, either an automobile for his use or an automobile allowance, and we will pay reasonable operating expenses (including gas and insurance) for any automobile provided to Mr. Sigurdsson.  In accordance with the terms of his employment agreement, Mr. Sigurdsson received two stock options.  Further, if Mr. Sigurdsson terminates his employment following a Change in Control and the occurrence of specified adverse changes to his employment or compensation, we will pay him certain severance benefits.  See, “Payments Upon Termination or Change in Control — Benefits Under Employment Agreements.”

Defined Contribution Plans

                As required by Icelandic law, deCODE contributes to pension organizations for personnel in Iceland.  In accordance with the law and Icelandic employment practices, we contribute 8% of an employee’s salary, plus up to an additional 2% in matching contributions, to a pension organization of the employee’s choosing.  deCODE has no additional obligation to make contributions, but may make discretionary contributions.  deCODE made total contributions (in Icelandic kronas) equivalent to $1,771,000 for the year ended December 31, 2008 based on the effective krona to dollar exchange rate at December 31, 2008.

                deCODE maintains a 401(k) plan available to eligible full-time employees in the United States.  Pursuant to the 401(k) plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,500 in 2008) and have the amount of such reduction contributed to the 401(k) plan.  The 401(k) plan requires that we make additional matching contributions on behalf of participants at a rate of 50% of employee contributions up to a maximum of 6% of their base salary.  Contributions by employees to the 401(k) plan and income earned on such contributions are not taxable to employees until withdrawn from the 401(k) plan.  In the year ended December 31, 2008, deCODE made contributions of $218,000 to the 401(k) plan.

Equity Incentive Plans

Stock awards are granted under deCODE’s 2002 Equity Incentive Plan or its 2006 Equity Incentive Plan (collectively, the “Plans”).  The Plans are intended to provide selected (i) employees of deCODE, (ii) consultants and advisers who perform services for deCODE, and (iii) non-employee directors of deCODE with an opportunity to acquire our common stock. The Plans are designed to help us attract, retain, and motivate certain employees, consultants, and non-employee directors to make substantial contributions to the success of our business. Our non-employee directors, employees and consultants are eligible to receive stock options, restricted stock and stock appreciation rights (including stock appreciation rights granted in tandem with stock options) pursuant to the terms of the Plans. Incentive stock options (including incentive stock options granted in tandem with stock appreciation rights) may be granted only to employees.

The Plans are administered by the Compensation Committee.  Each award granted under the Plans is in such form and contains such terms and conditions as the Compensation Committee deems appropriate. The total number of shares of stock subject to an award granted under the Plans may, but need not, be allotted in periodic installments, which will become exercisable over time (generally four years with respect to options). The exercise price of an option granted under the Plans may not be less than the closing price of our common stock on the date immediately prior to the date of grant. No option granted under the Plans may be exercisable after the expiration of ten years from the date it is granted.

All options described in the above table were granted under, and in accordance with, deCODE’s 2006 Equity Incentive Plan.

The following table provides information with respect to outstanding equity awards held by our Named Executive Officers at December 31, 2008.

Outstanding Equity Awards at Fiscal Year End for 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Kari Stefansson	600,000	—		$8.96	11/17/2013
	262,500	337,500	(1)	3.45	3/5/2017
	60,417	39,583	(2)	3.02	2/12/2018

Lance Thibault	80,000	—		8.13	3/12/2011
	20,000	—		8.00	11/1/2011
	50,000	—		8.96	11/17/2013
	65,625	84,375	(3)	3.45	3/5/2017
	30,208	19,792	(4)	3.02	2/12/2018

Axel Nielsen	50,000	—		8.96	11/17/2013
	100,000	—		8.06	6/24/2014
	43,750	56,250	(5)	3.45	3/5/2017
	94,792	255,208	(6)	3.38	11/5/2017
	30,208	19,792	(4)	3.02	2/12/2018

Mark Gurney	120,000	—		10.00	7/17/2010
	120,000	—		8.96	11/17/2013
	30,000	—		8.43	1/7/2014
	87,500	112,500	(7)	3.45	3/5/2017
	30,208	19,792	(4)	3.02	2/12/2018

Jakob Sigurdsson	72,917	177,083	(8)	5.55	10/25/2016
	—	50,000	(9)	5.55	10/25/2016
	59,375	128,125	(10)	3.86	5/7/2017
	30,208	19,792	(4)	3.02	2/12/2018

(1)                                  Option vests as to 12,500 shares on the last day of each calendar month.

(2)                                  Option vests as to 1,042 shares on the 12th day of each calendar month.

(3)                                  Option vests as to 3,125 shares on the last day of each calendar month.

(4)                                  Option vests as to 521 shares on the 12th day of each calendar month.

(5)                                  Option vests as to 2,083 shares on the 5th day of each calendar month.

(6)                                  Option vests as to 7,292 shares on the 5th day of each calendar month.

(7)                                  Option vests as to 4,167 shares on the last day of each calendar month.

(8)                                  Option vests as to 3,906 shares on the last day of each calendar month.

(9)                                  Option vests upon the satisfaction of certain performance criteria.

(10)                            Option vests as to 3,125 shares on the 7th day of each calendar month.

Option Exercises and Stock Vested in 2008

                None of our Named Executive Officers exercised any stock options, and no restricted stock held by any Named Executive Officer vested, during the fiscal year ended December 31, 2008.

Payments Upon Termination or Change in Control

Change in Control Benefits Plan

                In November 2007 our Board of Directors adopted a Change in Control Benefits Plan (the “Change in Control Plan”).  The Change in Control Plan provides benefits to the Named Executive Officers and others in the event of a change in control.  Change in Control is defined to include (i) a merger or consolidation in which stockholders of deCODE prior to the transaction do not own a majority of deCODE’s stock following the merger, (ii) approval of a plan of liquidation of deCODE or sale of all its assets, (iii) acquisition of 40% of the outstanding stock by any person and (iv) failure of current directors to be majority of the Board of Directors over a 24 month period.  The Change in Control Plan applies to the Chief Executive Officer, the executive officers (i.e., the officers required to file reports under Section 16(a) of the Securities Exchange Act of 1934), the officers of deCODE elected by the Board of Directors from time to time and such other employees as the Compensation Committee or the Board of Directors may designate from time to time.

                Payment under the Change in Control Plan is triggered by a “single trigger” (a change in control without more) with respect to the Chief Executive Officer and the other executive officers and by a “double trigger”  (a change in control followed by a termination without cause or a resignation for “good reason” within 24 months) for other covered employees.  “Good Reason” is defined as (i) material reduction in salary, (ii) relocation of place of employment from one state to another or one country to another, (iii) assignment of duties inconsistent with position at time of change in control or adverse alteration in nature or status of position or responsibilities, (iv) failure of deCODE to provide benefits at the same level as before the change in control, (v) failure of a successor to deCODE to agree to keep the plan in effect, and (vi) attempted termination that does not comply with the Change in Control Plan.

Following the applicable trigger, benefits are payable under the Change in Control Plan as follows:  The Chief Executive Officer is entitled to receive a lump sum equal to three (3) times salary and annual bonus and continuation of insurance benefits for thirty-six (36) months; the executive officers are entitled to receive a lump sum equal to two (2) times salary and annual bonus and continuation of insurance benefits for twenty-four (24) months; and other covered employees are entitled to receive a lump sum equal to one (1) times salary and bonus and continuation of insurance benefits for twelve (12) months.  In addition the Change in Control Plan provides that all options and other equity awards would vest automatically upon a change in control whether held by a covered employee or not.

 Benefits under the Change in Control Plan will be reduced to the extent that they are duplicated by benefits under employment plans or agreements or payable by law.  In addition a covered employee to whom the single trigger applies who has an employment agreement that provides benefits upon future termination of employment following a change in control must waive those benefits (up to the amount received under the Change in Control Plan) as a condition to receipt of benefits under the plan. Mr. Sigurdsson has such and employment agreement. See, “Payments Upon Termination or Change in Control — Benefits Under Employment Agreements.”

Benefits under Employment Agreements

In accordance with the terms of his employment agreement, if following the occurrence of a Change in Control,  Mr. Sigurdsson terminates his employment agreement due to specified adverse changes, we will pay him, in addition to any compensation earned prior to the date of termination and in addition to any compensation required by Icelandic law, a lump sum cash payment in an amount equal to twelve (12) times  his monthly salary at the time of his termination plus one and one-half (1½) times the average annual bonus paid to him during the preceding two (2) years.  In addition, the unvested portion of Mr. Sigurdsson’s option to purchase 250,000 shares shall become 100% vested immediately upon a Change in Control and upon a termination of Mr. Sigurdsson’s employment other than for Cause (as defined in deCODE’s 2002 Equity Incentive Plan).

Under Icelandic law, Mr. Sigurdsson is entitled to receive three months notice of termination.  Pursuant to the terms of his employment agreement, this notice period was extended to twelve months.  In the event that Mr. Sigurdsson was terminated without cause, and such termination was effective immediately, he would be entitled to receive an amount equal to twelve (12) times his monthly salary at the time of his termination.

In order to receive benefits under the Change in Control Plan, Mr. Sigurdsson must waive his right to receive benefits to which he is entitled under the terms of his employment agreements upon future termination of employment following a change in control (up to the amount received under the Change in Control Plan). See, “Payments Upon Termination or Change in Control — Change in Control Benefits Plan.”

The following table sets forth estimated amounts payable to each of our Named Executive Officers if on December 31, 2008: (i) we terminated the Named Executive Officer’s employment other than for cause, or (ii) there was a Change in Control:

	Salary Continuation/ Severance		Continuation of Insurance Benefits	Total(1)
Kari Stefansson
Termination without Cause	$178,792	(2)	—	$178,729
Change in Control	2,276,973		—	2,276,973

Lance Thibault
Termination without Cause	—		—	—
Change in Control	764,075		$21,261	785,336

Axel Nielsen
Termination without Cause	—		—	—
Change in Control	774,075		28,446	802,521

Mark Gurney
Termination without Cause	—		—	—
Change in Control	764,075		7,638	771,713

Jakob Sigurdsson
Termination without Cause	365,000	(3)	—	365,000
Change in Control	774,075		—	774,075

(1)                                  Does not include the value of the shares underlying options for which vesting would have been accelerated, nor the value of the shares underlying vested options that were then currently exercisable without regard to any termination without cause or change in control, as no such options were in the money based upon the closing price of our common stock on December 31, 2008 of $0.19.

(2)                                  Represents salary payable to Dr. Stefansson in lieu of  the three month notice of termination period to which he is entitled in accordance with Icelandic law and employment practices.

(3)                                  Represents salary payable to Mr. Sigurdsson in lieu of (i) the three month notice of termination period to which he is entitled in accordance with Icelandic law and employment practices, and (ii) the additional nine month notice of termination period to which he is entitled in accordance with his employment agreement.  See, “Employment Agreements.”

Director Compensation

The following table sets forth information concerning the compensation paid to non-executive officer directors during the year ended December 31, 2008 in accordance with the policies described immediately following the table.

Name of each Director(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($) (3)(4)	Option Awards ($) (3)(5)	Total ($)
J. Neal Armstrong	$51,500	$24,000	$112,597	$174,597
James Beery	53,500	16,000	104,710	157,710
Linda Buck(6)	35,000	—	45,749	70,749
Earl M. Collier, Jr.	43,500	8,000	62,601	100,601
Peter Goodfellow	39,500	—	42,700	71,700
Terrance McGuire(7)	11,000	8,000	42,622	61,622
Birgit Stattin Norinder(6)	43,500	—	34,217	61,217

(1)                                  This table does not include Kari Stefansson, our President and Chief Executive Officer, as he does not receive any additional compensation for services as a director.

(2)                                  Includes fees paid in 2009 to all of the listed directors (other than Mr. McGuire) for his or her service in the last quarter of 2008 as a member of the special committee of our Board of Directors established in October 2008 in connection with our review of strategic alternatives (the “Special Committee”).

(3)                                  Amounts calculated in accordance with FASB Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”).  The assumptions made in the valuation of these awards are set forth in Note 18 to the Consolidated Financial Statements included in deCODE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(4)                                  The grant date fair value of the restricted stock granted to each of Messrs. Armstrong, Beery and Collier in 2008 was $24,000, $16,000, and $8,000, respectively.  As of December 31, 2008, Messrs. Armstrong, Beery, and Collier held 28,847, 19,232, and 24,000 shares of restricted stock, respectively.  In 2008, Mr. McGuire received an award of restricted stock with a grant date fair value of $16,000; however, a portion of these shares were forfeited upon Mr. McGuire’s resignation.  At December 31, 2008 Mr. McGuire held 15,842 shares of restricted stock.

(5)                                  The amounts in this column reflect not only the expense recognized for the options granted in 2008, but for options granted in prior years as well.  The grant date fair values of the option awards granted to Dr. Buck and Mrs. Stattin Norinder in 2008 were $44,604 and $44,604, respectively.  As noted below, these options did not vest and were forfeited upon their resignations.  No option awards were granted to Mr. Armstrong, Mr. Beery, Dr. Goodfellow, Mr. Collier or Mr. McGuire in 2008.  The aggregate number of shares underlying option awards held by each of the current directors as of as of December 31, 2008 was as follows: Mr. Armstrong (120,000), Mr. Beery (106,667), Mr. Collier (56,274), and Dr. Goodfellow (73,753).  The aggregate number of shares underlying option awards held by Dr. Buck, Mr. McGuire and Mrs. Stattin Norinder as of December 31, 2008 were 108,333, 140,000 and 97,667, respectively; however, in accordance with the terms of their respective option agreements, all unvested options were forfeited immediately upon their resignations and the remainder of these options expired three months from the date of their resignation.

(6)                                  Resigned in January 2009

(7)                                  Resigned in December 2008

                The Board of Directors has adopted a policy for compensating directors who are not also employees.  Pursuant to this policy, we pay each director (i) an annual retainer of $12,000 (or a pro rated portion of such amount in case of a partial term), (ii) $2,000 for each board or committee meeting that he or she attends, whether personally or by telephone (excluding meetings of the Audit Committee meetings, committee meetings held in conjunction with a Board meeting and standing telephonic meetings of the Nominating and Corporate Governance Committee, the Special Committee and the Compensation Committee), (iii) $500 for each standing telephonic Nominating and Corporate Governance Committee, Special Committee and Compensation Committee meeting that he or she attends, (iv) $3,000 per fiscal quarter for his or her service as a member of the Audit Committee during that quarter, and (v) $2,000 per day for each other day on which he or she provides services to deCODE at deCODE’s request.  The foregoing attendance fees are further increased by $1,000 for each Board or committee meeting that a director attends for which long-distance travel was required.  In addition, in accordance with this policy we grant (i) to each director upon his or her appointment, election or re-election to the Board a non-qualified stock option to purchase 60,000 shares (or a pro rated portion of such amount in case of a partial term) of our common stock at a price equal to the closing price of the stock as reported on The Nasdaq Stock Market on the day prior to such director’s election or appointment to the Board of Directors, with such option to vest in three equal annual installments over the course of the director’s term, (ii) annually on the date of the annual meeting of stockholders to the chairman of the Audit Committee a number of shares of restricted stock having a fair market value on the date of grant (based on the closing price of our common stock as reported on The Nasdaq Stock Market on the day prior to the annual meeting of stockholders for that year) of $24,000 (or a pro rated portion of such amounts in case of a partial term), with one quarter of such restricted stock to vest immediately and the remainder to vest in three equal installments on the last day of each fiscal quarter following the quarter in which the grant is made, and (iii) annually on the date of the annual meeting of stockholders to each member of the Audit Committee (other than the Chairman), a number of shares of restricted stock having a fair market value on the date of grant (based on the closing price of our common stock as reported on The Nasdaq Stock Market on the day prior to the annual meeting of stockholders for that year) of $16,000 (or a pro rated portion of such amounts in case of a partial term), with one quarter of such restricted stock to vest immediately and the remainder to vest in three equal installments on the last day of each fiscal quarter following the fiscal quarter in which the grant is made.

                In addition to the compensation described above, we reimburse all directors for their expenses incurred in connection with attendance at Board and committee meetings.

                All stock options and shares of restricted stock granted to the Board of Directors in 2008 were granted under our 2006 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The following table sets forth certain information as of April 15, 2009, except as otherwise noted, regarding the beneficial ownership of our common stock by (i) each current director, (ii) each Named Executive Officer, (iii) all of our current directors and executive officers as a group, and (iv) each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Outstanding Common Stock(2)
T. Rowe Price Associates, Inc.(3) 100 E. Pratt Street Baltimore, MD 21202	8,830,813	14.3%
Whitebox Advisors, LLC(4) 3033 Excelsior Boulevard Suite 300 Minneapolis, MN 55416	5,046,216	7.6
Kari Stefansson(5) c/o deCODE genetics, Inc. Sturlugata 8 IS-101 Reykjavik, Iceland	3,629,459	5.8
Lance Thibault(6)	273,568	*
Mark Gurney(7)	416,834	*
Axel Nielsen(8)	468,125	*
Jakob Sigurdsson(9)	323,295	*
J. Neal Armstrong(10)	153,931	*
James Beery(11)	129,288	*
Earl M. Collier(12)	88,274	*
Peter Goodfellow(13)	57,753	*
All directors and executive officers as a group (10 persons)(14)	5,893,027	9.1%

*              Comprises less than one percent of the outstanding common stock.

(1)                                  The number of shares beneficially owned by the individuals and entities listed in the table is determined in accordance with the rules of the Securities and Exchange Commission, and may not be conclusive as to ownership of those securities for any other purpose.  Under those rules, an individual (or entity) is deemed to beneficially own shares of common stock as to which the individual currently has certain sole or shared powers or as to which the individual can acquire such powers within 60 days by the exercise of any option, warrant or other right.  Accordingly, the table includes shares underlying options and warrants which will be exercisable within 60 days of April 15, 2009, but does not include shares underlying options and warrants that will become exercisable more than 60 days after April 15, 2009.  The footnotes to the table set forth the number of such shares included in the table.  We have been advised that each stockholder listed in the table has sole voting and dispositive power with respect to such shares unless otherwise noted in the footnotes below.

(2)                                  Applicable percentage of ownership is based on 61,761,805 shares of common stock outstanding on April 15, 2009.

(3)                                  Reflects beneficial ownership as of December 31, 2008, as set forth in a joint statement on Schedule 13G/A filed on February 12, 2008 by T. Rowe Price Associates, Inc. (Price Associates) and T. Rowe Price New Horizons Fund, Inc.  (New Horizons).  Represents securities owned by various individual and institutional investors, including 3,418,500 shares owned by New Horizons for which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities.  Of the reported shares, T. Rowe Price Associates, Inc. reported that it has sole voting power of 1,589,318 shares, no shared voting power, sole dispositive power of 8,830,813 shares and no shared dispositive power; and T. Rowe Price New Horizons Fund, Inc. reported that it has sole voting power of 3,418,500 shares, no shared voting power, no sole dispositive power and no shared dispositive power.

(4)                                  Reflects beneficial ownership as of December 31, 2008, as set forth in a joint statement on Schedule 13G filed on February 25, 2009 by Whitebox Advisors, LLC (“WA”), Whitebox Combined Advisors, LLC (“WCA”), Whitebox Combined Partners, L.P. (“WCP”), Whitebox Combined Fund, L.P. (“WCFLP”), Whitebox Combined Fund, Ltd. (“WCFLTD”), Whitebox Convertible Arbitrage Advisors, LLC (“WCAA”), Whitebox Convertible Arbitrage Partners, L.P. (“WCAP”), Whitebox Convertible Arbitrage Fund, L.P. (“WCAFLP”), Whitebox Convertible Arbitrage Fund, Ltd. (“WCAFLTD”), Whitebox Diversified Convertible Arbitrage Advisors, LLC (“WDCAA”), Whitebox Diversified Convertible Arbitrage Partners, L.P. (“WDCAP”), Whitebox Diversified Convertible Arbitrage Fund, L.P. (“WDCAFLP”), Whitebox Diversified Convertible Arbitrage Fund, Ltd. (“WDCAFLTD”), Whitebox Hedged High Yield Advisors, LLC (“WHHYA”), Whitebox Hedged High Yield Partners, L.P. (“WHHYP”), Whitebox Hedged High Yield Fund, L.P. (“WHHYFLP”), and Whitebox Hedged High Yield Fund, Ltd. (“WHHYFLTD”).  WA, acting as investment adviser to its clients, is deemed to beneficially own, and has shared voting power with respect to, 5,046,216 shares of common stock.  WCA,  WCP, WCFLP and WCFLTD are each deemed to beneficially own, and have shared voting power with respect to, 1,798,215 shares of common stock of the as a result of its indirect ownership of convertible bonds.  WCAA,  WCAP, WCAFLP and WCAFLTD are each deemed to beneficially own, and have shared voting power with respect to, 526,429 shares of common stock as a result of its indirect ownership of convertible bonds.  WDCAA, WDCAP, WDCAFLP and WDCAFLTD are each deemed to beneficially own, and have shared voting power with respect to, 142,857 shares of common stock as a result of its indirect ownership of convertible bonds.  WHHYA,  WHHYP, WHHYFLP and WHHYFLTD are each deemed to beneficially own, and have shared voting power with respect to, 1,920,786 shares of common stock as a result of its indirect ownership of convertible bonds.  As a result of the relationships described in the statement, each of WA, WCA, WCFLP, WCFLTD, WCAA, WCAFLP, WCAFLTD, WDCAA, WDCAFLP, WDCAFLTD, WHHYA, WHHYFLP and WHHYFLTD may be deemed to possess indirect beneficial ownership of the shares of common stock issuable upon the conversion of convertible bonds held by one or more of WCP, WCAP, WDCAP, WHHYP and other investment advisory clients. WA, WCA, WCFLP, WCFLTD, WCAA, WCAFLP, WCAFLTD, WDCAA, WDCAFLP, WDCAFLTD, WHHYA, WHHYFLP and WHHYFLTD each disclaim indirect beneficial ownership of the shares of common stock except to the extent of their pecuniary interest in such shares.

(5)                                  Includes 1,004,167 shares of common stock issuable upon exercise of options held by Dr. Stefansson.

(6)           Includes 267,709 shares of common stock issuable upon exercise of options held by Mr. Thibault.

(7)           Includes 415,834 shares of common stock issuable upon exercise of options held by Dr. Gurney.

(8)                                  Includes 378,125 shares of common stock issuable upon exercise of options held by Mr. Nielsen.

(9)                                  Includes 322,916 shares of common stock issuable upon exercise of options held by Mr. Sigurdsson.

(10)                            Includes 120,000 shares of common stock issuable upon exercise of options held by Mr. Armstrong.

(11)                            Includes 106,667 shares of common stock issuable upon exercise of options held by Mr. Beery.

(12)                            Includes 56,274 shares of common stock issuable upon exercise of options held by Mr. Collier.

(13)                            Represents shares of common stock issuable upon exercise of options held by Mr. Goodfellow.

(14)                            Represents an aggregate of 2,861,082 shares of common stock and 3,031,945 shares of common stock issuable upon exercise of options.

Equity Compensation Plan Information

                    The following table sets forth information concerning the number of outstanding options, the weighted average exercise price of those options and the number of stock awards remaining to be granted under existing equity plans, whether approved or not approved by security holders, as of December 31, 2008.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	8,453,355	$5.76	6,154,945
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,453,355	$5.76	6,154,945

(1)   Includes the deCODE genetics, Inc. 1996 Equity Incentive Plan, 2002 Equity Incentive Plan and 2006 Equity Incentive Plan

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships

                We have adopted a written policy regarding related party transactions.  For purposes of this policy, related party transactions are those that are required to be disclosed pursuant Securities and Exchange Commission Regulation S-K, Item 404.  Pursuant to this policy, all related party transactions must be documented in writing and reviewed, approved and monitored by the Audit Committee.

                The policy provides that (i) our General Counsel will review in advance each proposed contract or other proposed transaction to determine whether the contemplated transaction is a related party transaction and (ii) if a proposed transaction is identified as a related party transaction, management will provide to the Audit Committee sufficient information about the parties and the transaction for the Audit Committee to make an informed review and assessment.  It is the policy of the Audit Committee not to approve any proposed related party transaction unless it is on terms that, in the judgment of the Audit Committee, are fair to deCODE.

                Pursuant to the policy, not less than annually, each officer and director is required to complete and deliver to the General Counsel a questionnaire designed to identify all related party transactions to which such officer or director is a party or about which he or she has knowledge.  In addition, the Audit Committee is required to review annually all existing related party transactions to determine that the conduct of such transactions is consistent with what was contemplated at the time of initial Audit Committee approval and that such transactions continue to be appropriate.

                During 2008 we did not engage in any related party transactions that are required to be disclosed pursuant Securities and Exchange Commission Regulation S-K, Item 404.

Director Independence

                The Board has determined that all of the directors  (other than Dr. Stefansson) are “independent” as defined by the listing standards of The Nasdaq Stock Market and within the meaning of applicable regulations of the Securities and Exchange Commission.

                In determining the independence of each of the directors, the Board considered the following matters for the year ended December 31, 2008: (i)  we paid fees to Covington & Burling, a law firm of which Mr. Beery serves as Senior Of Counsel, for legal services;  and (ii) we received contract revenue from Genzyme Corporation, of which Mr. Collier is an officer.  The Board determined that neither of these matters, which occurred in the ordinary course of business and are not required to be disclosed pursuant to Securities and Exchange Commission Regulation S-K, Item 404, impaired the independence of the directors.

Item 14. Principal Accountant Fees and Services

                Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (“Deloitte”) served as our independent registered public accounting firm for the fiscal year ended December 31, 2008.   The following table summarizes the fees billed or expected to be billed by Deloitte for services rendered for the fiscal years ended December 31, 2008 and 2007:

Type of Fees	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees	$814,500	$901,360
Audit-Related Fees	0	24,600
Tax Fees	142,800	142,850
All Other Fees	0	0
Total Fees	$957,300	$1,068,810

                The caption “audit fees” includes fees for professional services for the audit of our financial statements included in our Form 10-K, review of our financial statements included in our Form 10-Qs, issuance of comfort letters and/or consents in connection with registration statements filed with the Securities and Exchange Commission, and the attestation report on our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. “Audit-related fees” are fees for grant audits, statutory audits, mergers and acquisitions and consultations. “Tax fees” are fees for tax compliance, tax advice and tax planning.

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

                The Audit Committee pre-approved all services performed by our independent registered public accounting firm during 2007 and 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules

3.	Exhibits

The exhibits required to be filed are listed on the “Exhibit Index” attached hereto, which is incorporated herein by reference.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

deCODE genetics, Inc.

By:	/s/ KARI STEFANSSON
Kari Stefansson, Chairman, President and
Chief Executive Officer
Dated: April 30, 2009

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.