Form 10-Q
period 2009-03-31
DECODE GENETICS INC
filed 2009-05-11
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No

The aggregate number of shares of the registrant’s common stock outstanding on May 1, 2009 was 61,761,805 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,148	$3,701
Receivables	9,293	9,159
Other current assets	3,658	4,875
Total current assets	19,099	17,735
Investments (pledged at March 31, 2009, see Note 9)	12,601	12,721
Restricted cash and cash equivalents	5,230	5,500
Property and equipment, net	19,642	20,629
Goodwill	10,055	10,055
Intangible assets, net	3,556	3,645
Other long-term assets	4,433	4,852
Total assets	$74,616	$75,137
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,955	$12,202
Accrued expenses and other current liabilities	8,611	7,564
Deferred revenue	6,433	5,755
Secured debt collateralized by auction rate securities (Note 9)	11,566	—
Current portion of capital lease obligations	1,482	2,202
Current portion of finance obligation on sale-leaseback	670	648
Current portion of long-term debt	234	249
Total current liabilities	38,951	28,620
Deferred revenue	6,219	6,219
Deferred gain on sale-leaseback	21,356	21,840
Finance obligation on sale-leaseback, net of current portion	23,323	23,497
Long-term debt, net of current portion	217,316	216,037
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 shares; Issued and outstanding: 61,882,584 and 61,761,805, respectively, at March 31, 2009 and 61,882,584 and 61,762,805, respectively, at December 31, 2008	62	62
Additional paid-in capital	494,121	493,381
Notes receivable	(1,893)	(1,900)
Accumulated deficit	(724,798)	(712,161)
Accumulated other comprehensive income	527	103
Treasury stock, 120,779 and 119,779 shares stated at cost at March 31, 2009 and December 31, 2008, respectively	(568)	(561)
Total stockholders’ deficit	(232,549)	(221,076)
Total liabilities and stockholders’ deficit	$74,616	$75,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)

Revenue	$8,917	$14,978
Operating expenses:
Cost of revenue	8,184	14,714
Research and development	4,233	12,653
Selling, general and administrative	4,903	7,211
Total operating expenses	17,320	34,578
Operating loss	(8,403)	(19,600)
Interest income	157	1,037
Interest expense	(4,626)	(4,025)
Other non-operating income (expense), net	235	(4,077)
Net loss	$(12,637)	$(26,665)

Basic and diluted net loss per share	$(0.21)	$(0.44)
Shares used in computing basic and diluted net loss per share	61,489	61,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,637)	$(26,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,287	1,876
Amortization of deferred gain on sale-leaseback of real estate	(485)	(485)
Stock-based compensation	741	1,052
Loss on investments	543	4,035
Foreign currency transaction	(183)	50
Amortization of debt discount	1,323	1,190
Amortization of deferred financing costs	419	405
Changes in operating assets and liabilities:
Receivables and other assets	888	(3,987)
Accounts payable, accrued expenses and other current liabilities	(1,200)	1,630
Deferred revenue	678	868
Interest related to secured borrowing	436	—
Net cash used in operating activities	(8,190)	(20,031)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments	—	10,000
Purchase of property and equipment	(17)	(709)
Change in restricted cash	270	—
Net cash provided by investing activities	253	9,291
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	172
Repayment of notes receivable for common stock	—	75
Proceeds from secured borrowing	11,314	—
Repayments of debt and capital lease obligations	(930)	(951)
Net cash provided by (used in) financing activities	10,384	(704)
Net increase (decrease) in cash and cash equivalents	2,447	(11,444)
Cash and cash equivalents at beginning of period	3,701	54,172
Cash and cash equivalents at end of period	$6,148	$42,728
Supplemental cash flow information:
Cash paid for interest	$388	$462

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

With its headquarters in Reykjavik, Iceland, deCODE is a biopharmaceutical company developing and marketing products to improve the treatment, diagnosis and prevention of common diseases. deCODE applies its discoveries in human genetics to bring to market DA-based reference laboratory tests and consumer genome analysis services to assess individual risk of common diseases and applies its capabilities in chemistry and structural biology to the development of drugs in major therapeutic areas. deCODE’s customers include major pharmaceutical companies, biotechnology firms, pharmacogenomics companies, government institutions, universities and other research institutions. deCODE’s business is global, with its principal markets in the United States and in Europe.

deCODE’s advantage in DNA-based disease risk assessment tests and personal genomics is derived from its population approach to human genetics and the ability to apply its discoveries directly to the development of DNA-based reference laboratory tests for common diseases and to its retail genome scans. deCODE has in Iceland comprehensive population resources and one of the largest genotyping facilities in the world, enabling its scientists to effectively identify key variations in the sequence of the human genome associated with a major impact on individual risk of common diseases. Well-validated genetic variations conferring risk of disease are the basis for DNA-based reference laboratory tests and personal genome scans that can more accurately assess individual risk of disease. As virtually all common diseases have both genetic and environmental risk factors, measuring genetic risk is in deCODE’s view a critical component for the realization of personalized medicine. By providing a more complete understanding of individual risk, such tests can empower better prevention in those conditions in which known lifestyle and environmental risk can be modified, as well as targeted screening and early intervention in diseases such as cancer.

The value of deCODE’s drug discovery and development programs is derived from its integrated capabilities in structure-based drug design and medicinal chemistry. Through its structural biology and chemistry units based in the United States, deCODE can develop new and detailed understanding of the structure and binding sites of drug targets. This makes it possible to discover compounds that may have superior safety and tolerability profiles than existing drugs. deCODE has fully integrated capabilities ranging from targeted in vitro and model organism biology through cGMP manufacturing for clinical trials.

Going Concern: The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. deCODE has recorded substantial operating and net losses. Its negative cash flows from operations have been $8,190,000 and $20,031,000 during the three-months ended March 31, 2009 and 2008, respectfully, and $54,779,000 during the year ended December 31, 2008. In addition, the Company has significant amounts of long-term debt which requires interest payments of approximately $8,050,000 per annum. At March 31, 2009, deCODE had liquid funds available for operating activities of $6,148,000 (cash and cash equivalents) as compared to $3,701,000 at December 31, 2008. To increase cash currently available, in January 2009 deCODE entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of $11,314,000 (accounted for as a secured borrowing, see Note 9). In April, 2009, deCODE entered into agreements with Celera Corporation (“Celera”) for non-exclusive worldwide licenses to deCODE’s genetic markers for increased risk of major cardiovascular and metabolic diseases, including heart attack, stroke, atrial fibrillation (AF) and type 2 diabetes (T2D). The licensing agreements provided for an upfront payment to deCODE of $10,000,000 (see Note 12) which deCODE received in April. Regardless, deCODE’s planned operations require immediate additional liquidity substantially in excess of the amounts noted above, raising substantial doubt about deCODE’s ability to continue as a going concern.

Management’s Plans: To address deCODE’s immediate need for funds, management and the Board of Directors are exploring the possibilities of (i) selling some or all of deCODE’s U.S. subsidiaries and/or its diagnostics and deCODEme businesses based in Iceland, (ii) granting further licenses to specific diagnostic products, (iii) entering into a collaboration for gene sequencing, (iv) selling some or all of deCODE’s clinical and pre-clinical drug discovery programs, (v) restructuring deCODE’s outstanding convertible notes and (vi) obtaining new equity financing. Achieving (v) could result in either a cash settlement of deCODE’s convertible note obligation for substantially less than the carrying amount or in a conversion of the convertible notes into equity of deCODE. Receipt of additonal equity financing to support operations in the longer term depends in large part on the outcomes of actions in (i), (ii), (iii) and (v). Management and the board are having ongoing dialogues and negotiations with third parties in each of these areas. If deCODE’s Board of Directors concludes that any of these options can be better implemented in a bankruptcy proceeding, deCODE will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code.

In order to provide more time for management to implement the plans as described above, deCODE elected to utilize a 30-day grace period for the scheduled April 15 interest payment of $4,025,000 on its outstanding 3.5% Senior Convertible Notes due 2011. Fairlure to pay an installment payment on interest within 30 days of the due date would constitute an event of default. If an event of default occurs with respect to the installment payment on the interest and is continuiing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding may decare the notes due and payable at their principal amount together with accrued interest.

Whether in a bankruptcy proceeding or otherwise, the consummation of any of these approaches is dependent on successful negotiations with third parties and in many cases the availability of financing to such third parties. There can be no asssurance that any potential transactions will be consummated or will result in sufficient funding to sustain operations. If deCODE is unable to raise additional capital through one or more of these options, it may be forced to liquidate its remaining assets and discontinue as a business.

2.	Basis of Presentation

In the opinion of deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. The results of operations for the three-month periods ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006.

As discussed more fully in Note 1, deCODE does not have adequate cash flows from operations or, currently, access to sufficient available capital to meet its requirements for its 2009 operations. These factors raise significant uncertainty about deCODE’s ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should deCODE be unable to continue as a going concern.

3.	Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Genomic services	$1,902	$4,876
Research funding and other service fees	3,108	4,552
Government research contracts and grant funding	3,397	4,875
Milestone payments and other	510	675
Total revenue	$8,917	$14,978

For the three months ended March 31, 2009 and 2008, government research contract and grant revenue from divisions of the United States National Institutes of Health (NIH) constituted 26% and 24%, respectively, of consolidated revenue and grant revenue from the European Community (EC) constituted, 12% and 8%, respectively, of consolidated revenue.

During the three-months ended March 31, 2008,deCODE performed services totaling $95,000 for employers of members of deCODE’s Board of Directors.

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

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended March 31, 2009
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$5,520	$4,368	$1,152
Government research contracts and grant funding	3,397	3,816	(419)
Total cost of revenue	$8,917	$8,184	$733

	Three Months Ended March 31, 2008
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$10,103	$8,127	$1,976
Government research contracts and grant funding	4,875	6,587	(1,712)
Total cost of revenue	$14,978	$14,714	$264

5.	Research and Development

deCODE’s research and development expense consist of the costs of its own proprietary programs, comprised of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Salaries and other personnel costs	$1,935	$4,813
Materials and supplies	651	2,882
Contractor services and other third party costs	444	2,324
Overhead expenses	495	1,390
Depreciation and amortization	496	914
Stock-based compensation	212	330
	$4,233	$12,653

6.	Stock-Based Compensation

Stock-based compensation is included in deCODE’s results of operations as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating Expenses:
Cost of revenue	$108	$135
Research and development	212	330
Selling, general and administrative	421	587
Total	$741	$1,052

As of March 31, 2009 there was approximately $4,899,000 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.95 years.

deCODE calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three-months period ended March 31, 2008: 0%dividend yield, 63.0% expected volatility, 5.3 expected term (in years) and 2.7% risk free interest rate. There were no option grants during the three-months ended March 31, 2009.

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

The following table summarizes stock option activity for the three-months ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In Thousands)
Outstanding at December 31, 2009	8,453,355	$5.76
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(534,067)	4.35
Outstanding at March 31, 2009	7,919,288	$5.86	6.19	$0
Vested and expected to vest at March 31, 2009	7,714,125	$5.91	6.14	$0
Exercisable at March 31, 2009	5,797,169	$6.64	5.5	$0

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. At March 31, 2009, deCODE had 0 unvested restricted shares.

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

	March 31,	March 31,
	2009	2008
	(Shares)	(Shares)
Warrants to purchase shares of common stock	111,112	455,965
Options to purchase shares of common stock	7,919,288	8,640,697
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	272,500	435,500
Shares of common stock issuable upon conversion of 3.5% senior convertible notes	16,428,572	16,428,572
	24,731,472	25,960,734

8.	Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses associated with investments. The following table presents the calculation of comprehensive income (loss):

	Three Months Ended March 31,
	2009	2008
Net loss	$(12,637)	$(26,665)
Other comprehensive income (loss):
Foreign currency translation	1	50
Recognition of unrealized loss on auction rate securities as other-than-temporary loss	—	914
Unrealized gain (loss) associated with investments	423	(3)
Total comprehensive loss	$(12,213)	$(25,704)

9.	Secured Borrowing

In January 2009, deCODE entered into an agreement with NBI hf., an Icelandic financial institution, pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of ISK 1,375,000,000 (the “Purchase Price”), which represented $11,314,000 at the then current currency exchange rates. NBI has the put option to require deCODE to repurchase the ARS upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf, deCODE’s Icelandic subsidiary, (“IE”) or a specified part of the operations of IE or (b) December 16, 2009, and deCODE has the call option to require NBI to sell the ARS to it at any time until January 1, 2010. The repurchase price on exercise of the put or call option (the “Repurchase Price”) will be equal to the Purchase Price plus interest from January 16, 2009 at a rate of five percent (5%) above the Reykjavik Interbank Offered Rate (REIBOR) at the date of the agreement, through the date payment is made less the aggregate amount of interest and principal received by NBI on the ARS. In addition, if the aggregate amount of interest and principal received by NBI with respect to the ARS is higher than the Repurchase Price, upon deCODE’s repurchase of the ARS pursuant to the exercise of the put or call option, NBI will be required to deliver to deCODE, in addition to the ARS, an amount equal to (A) the aggregate amount of principal and interest that it received less (B) the sum of (i) the Repurchase Price and (ii) ISK 375,000,000 (approximately $3,039,000 at March 31, 2009).

Due to the put and call options, the transfer of the ARS to NBI was accounted for as a secured borrowing and as such, the ARS remain on deCODE’s Consolidated Balance Sheet, although they are held by NBI, and continue to be marked to fair value. At March 31, 2009, deCODE’s Obligation Under the Auction Rate Securities Repurchase Agreement was $11,566,000 on the Consolidated Balance Sheet, which represents deCODE’s liability at March 31, 2009  if the put or call right had been exercised to repurchase the ARS. deCODE recognized interest expense related to the put rights of $436,000 during the three months ended March 31, 2009.

The pledged investments at March 31, 2009 consist of marketable securities, and are as follows:

	Cost	Carrying Value	Unrealized Gains (Losses) In OCI
	(In thousands)

March 31, 2009: Auction rate securities (non-current)	$33,500	$12,601	$423

Gross unrealized holding gains and gross unrealized holding losses at March 31, 2009 were $423,000 and $0, respectively. There were no unrealized holdings gains or losses at December 31, 2008. The contractual maturity of investments was as follows:

March 31, 2009
(In thousand)

Maturing after 10 years	$10,080
No maturity date (perpetual)	2,521
$12,601

The ARS consist of private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allows existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. deCODE generally invested in these securities for short periods of time as part of its cash management program. However, uncertainties in the credit markets beginning in 2007 have prevented deCODE and other investors from liquidating holdings of its ARS in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders resulting in multiple failed auctions.

The estimated market value of deCODE’s investments in ARS at March 31, 2009 was $12,601,000, which reflects a $20,899,000 adjustment to the original principal value of $33,500,000. Based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $543,000 and $4,035,000 in Other non-operating income (expense), net in the Statements of Operations for the three-months ended March 31, 2009 and 2008, respectively, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. deCODE recognized an unrealized gain of $423,000 in Other Comprehensive Income during the three-months ended March 31, 2009. During the three-months ended March 31, 2008, the $4,035,000 charge included $914,000 related to ARS which deCODE had previously believed to be temporary and accounted for as an unrealized loss at December 31, 2007.

The credit and capital markets have continued to be volatile into 2009. If uncertainties in these credit and capital markets continue, these markets deteriorate further or deCODE experiences additional downgrades on its investments, deCODE may incur additional impairments to its pledged investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

10.	Litigation

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in deCODE’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

On July 31, 2003, our Board of Directors (other than our Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement, and the completion of acceptable final settlement documentation. A settlement fairness hearing was held on April 24, 2006. On June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus case moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement has been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

While deCODE’s expenses in this matter to date have been paid primarily by its insurers, if deCODE were required to pay significant monetary damages as a result of an adverse determination in this matter (or any other lawsuits alleging similar claims filed against deCODE and deCODE’s directors and officers in the future), deCODE’s business could be significantly harmed. Even if such litigation concludes in deCODE’s favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from this litigation and no amounts have been provided for it in deCODE’s financial statements.

11.	Fair Value Measurement

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 3009 Using:
	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Cash and cash equivalents — money market securities	$160	$160	$—	$—
Restricted cash and cash equivalents — U.S. Treasury Bills	5,230	5,230	—	—
Auction rate securities (investments non-current)	12,601	—	—	12,601

The following table presents deCODE’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2009:

Auction Rate Securities (Pledged Investments)
Three Months Ended March 31, 2009
(In thousands)
Balance at beginning of period (December 31, 2008)	$12,721
Transfers to Level 3	—
Total gains (losses):
Included in earnings	(543)
Included in other comprehensive income	423
Purchase and settlements (net)	—
Balance at March 31, 2009	$12,601

Valuation Techniques. deCODE’s investments in auction rate securities at March 31, 2009 did not have quoted market prices and are classified within Level 3 of the valuation hierarchy. The valuation models used to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of deCODE’s investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

12.	Subsequent Event

In April 2009, deCODE signed a non-exclusive worldwide license with Celera for deCODE’s genetic markers for increased risk of major cardiovascular and metabolic diseases, including heart attack, stroke, atrial fibrillation (AF) and type 2 diabetes (T2D). Under the terms of the agreements, deCODE received an upfront payment ($10,000,000) and will receive milestones and royalties on sales of Celera testing products and services incorporating deCODE genetic markers.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A description of some of the risks and uncertainties is contained below and in the risk factors referred to in Part II, Item 1A.

Overview

Headquartered in Reykjavik, Iceland, deCODE is a bio-pharmaceutical company developing and marketing products to improve the treatment, diagnosis and prevention of common diseases. deCODE applies its discoveries in human genetics to bring to market DA-based reference laboratory tests and consumer genome analysis services to assess individual risk of common diseases and applies its capabilities in chemistry and structural biology to the development of drugs in major therapeutic areas.

In the context of limited financial resources the Company’s principal focus continues to be to maximize near-term value creation, utilizing our success in gene discovery to advance the commercial opportunities in our diagnostics and deCODEme™ businesses. We are also pursuing partnerships that provide a parallel means of capturing the commercial potential of the intellectual property coming out of our gene discovery work. In April 2009 we entered into non-exclusive, worldwide licensing agreements with Celera, Inc., under which Celera can incorporate our genetic markers for risk of certain cardiovascular and metabolic diseases into Celera’s risk assessment tests and services, and for which we have received an upfront payment and will receive royalties on sales of Celera products utilizing our markers. We have been seeking to continue the development of our therapeutics programs through partnerships and have advanced select preclinical programs while employing our drug discovery capabilities to generate contract service revenue.

At March 31, 2009, we had liquid funds available for operating activities (cash and cash equivalents) of $6.1 million as compared to $3.7 million at December 31, 2008. The net utilization of cash in operating activities for the quarter ended March 31, 2009 was $8.2 million as compared to $20.0 million during the quarter ended March 31, 2008 and $54.5 million during the year ended December 31, 2008. In January 2009, we transferred our Auction Rate Securities (ARS) to an Icelandic financial institution for an aggregate price of approximately $11.3 million. This transaction has been accounted for as a secured borrowing. In April 2009 we entered into a licensing deal with Celera Corporation (“Celera”) which provided us with a $10.0 million upfront payment. With the collateralized borrowing and the licensing deal with Celera we believe we have sufficient funds to sustain our operations only through the second quarter of 2009. deCODE’s management and the Board of Directors are exploring a variety of possibilities for obtaining additional funds, including partnerships similar to that recently announced with Celera . However, if deCODE is unable to raise additional capital through one or more of these options, it will be able to continue operations through the second quarter of 2009 and thereafter may be forced to discontinue its operations and liquidate its remaining assets.

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

In April 2009, we entered into non-exclusive, worldwide licensing agreements with Celera, mentioned above, and we are exploring similar opportunities as a pathway to complement our own diagnostics business, deriving additional commercial value from our intellectual property by leveraging third-party marketing and outreach.

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

For our most significant research and development programs we have cumulatively invested $47.5 million, $24.5 million and $16.0 million in our heart attack (myocardial infarction, or MI), arterial thrombosis and stroke programs, respectively, from the beginning of 2003 to date (March 31, 2009). Inception to-date costs are not available as these costs were not historically tracked by program.

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

Results of Operations for the Three-Month Periods Ended March 31, 2009 and 2008

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

Financial highlights as of and for the three-months ended March 31, 2009 include:

•     Our planned operations require immediate additional liquidity which may not be available, raising substantial doubt about our ability to continue as a going concern. We incurred a loss of $12.6 million and used cash of $8.2 million in operating activities during the three months ended March 31, 2009. We incurred a loss of $80.9 million and used cash of $54.8 million in operating activities in the year ended December 31, 2008. At March 31, 2009 we had liquid funds available for operating activities (cash and cash equivalents) of $6.1 million as compared to $3.7 million at December 31, 2008. In April, 2009 we entered into a license agreement with Celera which provided us with an upfront payment of $10.0 million and we will also receive royalties on sales of Celera testing products and services incorporating deCODE genetic risk markers. The Company believes it has sufficient resources to sustain our operations through the second quarter of 2009 and is engaged in negotiations on sequencing collaborations, the sale of business units and therapeutic programs, debt restructurings and equity financing.

•       Our revenue was $8.9 million for the three-months ended March 31, 2009 as compared to $15.0 million during the three-month period ended March 31, 2008. As of March 31, 2009, we had $12.7 million in deferred revenue that will be recognized over future reporting periods. The period-on-period decrease is largely on account of our contract genotyping, part of our genomics services, but then also in our chemistry and structural biology units and work performed under government research contracts and grants.

•       Our research and development expense was $4.2 million for the three-month period ended March 31, 2009 as compared to $12.7 million for the three-month period ended March 31, 2008. Our research and development expense for the quarter reflects deCODE’s current focus of applying its established capabilities in human genetics to drive its diagnostic and deCODEme businesses, and the curtailment of investment in clinical trials for its therapeutics programs reflected in the 2008 period.

•       Our selling, general and administrative expense was $4.9 million during the three-month period ended March 31, 2009 as compared to $7.2 million during the three-month period ended March 31, 2008. The changes in selling, general and administrative expense period-on-period are primarily due to lower overall headcount in 2009 versus 2008 as well as decreased contractor and legal expenses.

•       In January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of $11.3 million at exchange rates at the date of the transaction. The agreement includes both call and put rights under certain instances and which expire at the end of 2009. The transaction was accounted for as a secured borrowing with the ARS remaining on our balance sheet and as a result we recognized a liability for the borrowing ($11.6 million at March 31, 2009) which represents the amount we would be required to pay should we exercise our call right to repurchase the ARS or should we be required to repurchase the ARS in the event of a sale of Icelandic assets or if exercised by NBI hf on December 16, 2009.

Revenue

	Three Months Ended March 31,		2009 as Compared to 2008
	2009	2008	$ Change	% Change
	(In thousands, except %)
Revenue	$8,917	$14,978	$(6,061)	(40)%

In 2008 and into 2009 our business strategy has focused on emphasizing our core capabilities in human genetics and leveraging those strengths to build on opportunities to generate near-term revenue from products that we already have available; namely our genomic services comprising diagnostics, our consumer genetics service deCODEme and genotyping and other scientific services. At the same time, we seek to advance our early and late stage drug programs through corporate partnerships, and will generate revenue from contract and other service fees. Further, we will continue to leverage our capabilities to continue with and pursue funding in the form of research grants. In the majority of our programs we are pursuing diagnostic and early-stage drug development on our own. Depending on the nature of each prospective business opportunity, the key components of the commercial terms of the types of collaborations we seek typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; fees for particular services; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

Significant elements of our revenue are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Genomic services	$1,902	$4,876
Research funding and other service fees	3,108	4,552
Government research contracts and grant funding	3,397	4,875
Milestone payments and other	510	675
	$8,917	$14,978

Decreases in our revenue for the three-months ended March 31, 2009 as compared to the same period in 2008 are largely on account of (i) the decrease of our genomics business, principally our contract genotyping services, (ii) decreased services provided by our chemistry and structural biology units, and also (iii) a decreased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC including new grants. Driving the decrease of our contract genotyping services and our chemistry and structural biology units is our current financial condition and available operating resources.

At March 31, 2009 we had $12.7 million in deferred revenue, compared to $12.0 million at December 31, 2008. Of this deferred revenue, $6.2 million relates to our agreement with Merck to conduct information-rich clinical trials in Iceland and, to date, Merck has not selected any compounds for development under the agreement. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

Government Research Contracts and Grant Funding. We have received various research grants from divisions of the United States National Institutes of Health (NIH), the Commission of the European Communities (EC) and other government agencies and private foundations. Research grants for multiple years are based on approved budgets with budgeted amounts subject to approval on an annual basis. NIH grants generally provide for 100% reimbursement of allowable expenditures while grants under the EC generally provides for fifty percent reimbursement of allowable research and development related expenditures. Our most significant research contract is with the National Institutes of Allergy and Infectious Diseases (NIAID) dating to September 2004, where we were awarded a five-year $23.9 million contract by the NIAID. Under the contract, we are applying our population approach and resources to discover genetic factors associated with susceptibility to certain infectious diseases and with responsiveness to vaccines targeting such diseases. We may receive $3.9 million in additional research funding over the remaining term of the agreement.

Cost of Revenue

	Three Months Ended March 31,		2009 as Compared to 2008
	2009	2008	$ Change	% Change
	(In thousands, except %)
Cost of revenue	$8,184	$14,714	$(6,530)	(44)%

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

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended March 31, 2009
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$5,520	$4,368	$1,152
Government research contracts and grant funding	3,397	3,816	(419)
Total cost of revenue	$8,917	$8,184	$733

	Three Months Ended March 31, 2008
	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$10,103	$8,127	$1,976
Government research contracts and grant funding	4,875	6,587	(1,712)
Total cost of revenue	$14,978	$14,714	$264

Decreases in our cost of revenue for the three-months ended March 31, 2009 as compared to the same period in 2008 are largely on account of overall decreased revenue, specifically (i) the decrease of our genomics business, principally the decrease of contract genotyping services, (ii) services provided by our chemistry and structural biology units, and also (iii) a decreased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC. Our cost of revenue in the three-month period ended March 31, 2009 as compared to the same period in 2008 increased chiefly with regard to our usage of chemicals and consumables ($3.3million) and also decreased salaries ($1.9 million) due to lower headcount and decreased contractor services ($0.6 million).

Research and Development

	Three Months Ended March 31,		2009 as Compared to 2008
	2009	2008	$ Change	% Change
	(In thousands, except %)
Research and development	$4,233	$12,653	$(8,420)	(67)%

Our research and development expense consist of the following:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Salaries and other personnel costs	$1,935	$4,813
Materials and supplies	651	2,882
Contractor services and other third party costs	444	2,324
Overhead expenses	495	1,390
Depreciation and amortization	496	914
Stock-based compensation	212	330
	$4,233	$12,653

Our research and development expense for 2009 and 2008 reflects the advancement of our drug and diagnostic programs, including costs related to the development and launch of our latest DNA-based diagnostic tests for gauging individual risk of a growing number of common disease and ongoing gene discovery work that is feeding our diagnostic pipeline and our deCODEme service offerings. We also continued to pursue our PDE4 modulator program across several indications and filed an IND for DG071 in October 2008. With near-term value creation in mind, our core focus in 2008 and into 2009 has been towards building our diagnostics and deCODEme businesses and our genomic services broadly. With that focus in mind and continued decreased clinical trial work in 2009, we experienced decreased overall expense in 2009.

Selling, General and Administrative Expense

	Three Months Ended March 31,		2009 as Compared to 2008
	2009	2008	$ Change	% Change
	(In thousands, except %)
Selling, general, and administrative expense	$4,903	$7,211	$(2,308)	(32)%

The decrease in our selling, general and administrative expense for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 is principally attributable to decreased salary and stock-based compensation ($0.5 million) due to lower head-count, decreased legal fees ($0.6 million) and lower overhead and travel costs ($0.9 million) .

Interest Expense

	Three Months Ended March 31,		2009 as Compared to 2008
	2009	2008	$ Change	% Change
	(In thousands, except %)
Interest expense	$4,626	$4,025	$601	15%

Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 for which our cash interest payments are approximately $8.1 million on an annual basis. In order to provide more time for the completion of our strategic business review and the execution of alternatives including the sale of assets, we elected to utilize a 30-day grace period for the scheduled April 15 interest payment ($4.0 million) on our outstanding 3.5% Senior Convertible Notes due 2011. Failure to pay an installment payment on the interest within 30 days of the due date would constitute an event of default. If an event of default occurs with respect to the installment payment on the interest and is continuing, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the Notes due and payable at their principal amount together with accrued interest.

In January 2009 we transferred our auction rate securities to an Icelandic financial institution which was accounted for as a secured borrowing due to the put and call rights. During the three-months ended March 31, 2009, deCODE recognized $0.4 million of interest expense related to this secured borrowing.

Other non-operating income and (expense), net

	Three Months Ended March 31,		2009 as Compared to 2008
	2009	2008	$ Change	% Change
	(In thousands, except %)
Other non-operating income (expense), net	$235	$(4,077)	$4,312	106%

We recognized an other-than-temporary loss on investments in auction rate securities (“ARS”), classified as non-current investments on our balance sheet at March 31, 2009 and 2008 of $0.5 million and $4.0 million during the three-months ended March 31, 2009 and 2008, respectively. For the three-months ended March 31, 2009, this impairment related to the ARS was offset by $603,000 related to foreign currency translation gains due primarily to the change in valuation of the Icelandic krona versus the U.S. dollar. For the three-months ended March 31, 2008, the ARS impairment charge included $0.9 million of impairment determined to be temporary at December 31, 2007. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

Liquidity and Capital Resources

Financial Condition.  Our planned operations require immediate additional liquidity which may not be available, raising substantial doubt about our ability to continue as a going concern. deCODE cash used in operations have been $8.2 and $20.0 million for the three-months ended March 31, 2009 and 2008, respectively and $54.8 million for the year ended December 31, 2008. In addition, the Company has significant amounts of long-term debt which requires interest payments of approximately $8.1 million per annum. At March 31, 2009, we had liquid funds available (cash and cash equivalents) of $6.1 million as compared to $3.7 million at December 31, 2008. In January 2009 we transferred our ARS to an Icelandic financial institution for an aggregate price of approximately $11.3 million. In April 2009, we signed a non-exclusive worldwide license with Celera Corporation (“Celera”) for our genetic markers for increased risk of major cardiovascular and metabolic diseases, including heart attack, stroke, atrial fibrillation (AF) and type 2 diabetes (T2D). Under the terms of the agreement we received an upfront payment of $10.0 million, which was received in April 2009.

We believe we have sufficient funds to sustain our operations through the second quarter of 2009. To address deCODE’s immediate need for funds, management and the Board of Directors are exploring the possibilities of (i) selling some or all of deCODE’s U.S. subsidiaries and/or its diagnostics and deCODEme businesses based in Iceland, (ii) granting further licenses to specific diagnostic products, (iii) entering into a collaboration for gene sequencing, (iv) selling some or all of deCODE’s clinical and pre-clinical drug discovery programs, (v) restructuring deCODE’s outstanding convertible notes and (vi) obtaining new equity financing.  Achieving (v) could result in a settlement of deCODE’s convertible note obligation for substantially less than the carrying amount or in either a cash conversion of the convertible notes into equity of deCODE. Receipt of additional equity financing to support operations in the longer term depends in large part on the outcomes of actions in (i), (ii), (iii) and (v). Management and the board are having ongoing dialogues and negotiations with third parties in each of these areas. If deCODE’s Board of Directors concludes that any of these options can be better implemented in a bankruptcy proceeding, deCODE will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code. Whether in a bankruptcy proceeding or otherwise, the consummation of any of these approaches are dependent on successful negotiations with third parties and in many cases the availability of financing to such third parties. There can be no asssurance that any potential transactions will be consummated or will result in sufficient funding to sustain operations. If deCODE is unable to raise additional capital through one or more of these options, it will be able to continue operations through the second quarter of 2009 and thereafter may be forced to discontinue its operations and liquidate its remaining assets.

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($1,082 million from the beginning of 1999 to March 31, 2009). At March 31, 2009, future funding under terms of our existing agreements is approximately $37.5 million (excluding milestone payments, royalties and other payments that we may earn under such collaborations), for which significant expense will need to be incurred in order to earn this revenue. Of the $37.5 million, approximately $25.0 million is expected to be received during the year ending December 31, 2009, with the remaining amount due through 2012.

Icelandic Economic Situation. deCODE has significant operations in Iceland and pays a large proportion of its fixed costs in Icelandic Krona (ISK), while its sales are generally denominated in U.S. dollars and its reporting currency is the U.S. dollar. Beginning in the third quarter of 2008 and particularly in the first weeks of the fourth quarter, the effects of the global credit and financial crisis hit the Icelandic economy particularly hard. In mid-October 2008, the Icelandic parliament passed emergency legislation to minimize the impact of the financial crisis, resulting in the government takeover of the three largest Icelandic banks. By the end of October, with significant foreign exchange controls in place, the official exchange rate was 120.6 ISK to the U.S. dollar. The ISK fell from 62 ISK to the U.S. dollar on January 1, 2008 to 123 ISK to the U.S. dollar on December 31, 2008 and was 120 ISK to the U.S. dollar on March 31, 2009. The turmoil in the Icelandic financial sector and economy as a whole has not had a significant impact on deCODE and has had no material adverse impact on our day to day operations, except to decrease the dollar value of our ISK-denominated costs. At March 31, 2009, deCODE has ISK denominated operating lease obligations of $38.6 million,, ISK denominated put rights related to our ARS of $11.6 million and cash and cash equivalents denominated in ISK of $1.4 million. Our most significant operating expenses denominated in ISK include salaries and rental payments on our leased facilities and capital equipment leases and we expect that in as far as the ISK decreases in value versus the U.S. dollar our ISK-denominated operating expenses will generally decrease.

Fair Value. As of March 31, 2009, we have certain assets recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS No. 157, we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Fair values determined by Level 3 inputs utilize unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As noted in Note 9 to our consolidated financial statements, a majority of our financial assets consist of auction rate securities (ARS) and have been classified as Level 3 in the fair value hierarchy. These assets are pledged to an Icelandic financial institution as of March 31, 2009 related to our secured borrowing. The pledged ARS consist of private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allowed existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invested in these securities for short periods of time as part of our cash management program. However, the ongoing uncertainties in the credit markets prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions. The pledged ARS at March 31, 2009, represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments were generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS.

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

As previously noted, in January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of approximately $11.3 million. The agreement includes both call and put rights under certain instances and which expire at the end of 2009. The estimated market value of our pledged non current investments in ARS at March 31, 2009 was $12.6 million. Based on the valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $0.5 million and $4.0 million during the three-months ended March 31, 2009 and 2008, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value and this charge is included in Other non-operating income and (expense), net in our Statements of Operations.

Our cash was provided by and used as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$(8,190)	$(20,031)
Investing activities	253	9,291
Financing activities	10,384	(704)
Cash and cash equivalents, at end of period	6,148	42,728

Cash and Cash Equivalents.  At March 31, 2009 we had $6.1 million in cash and cash equivalents compared to $3.7 million at December 31, 2008. The net utilization of our cash in 2008 is principally owing to cash used in product development, research and general operations as reflected in the $8.0 million cash we used in operations.

Available cash is invested in accordance with our investment policy having primary objectives of liquidity and safety of principal while generating income from our investments without significantly increasing risk. Our cash and cash equivalents are deposited with financial institutions having a high credit rating (A-/A3 or better in the United States and the United Kingdom and Baa1 in Iceland). In Iceland the financial institutions are owned by the Government of Iceland and the credit rating of the government applies to the financial institutions at this time as they are not separately rated. At March 31, 2009, we had $3.5 million of cash and cash equivalents held in Icelandic financial institutions. We expect to maintain our portfolio of cash equivalents and investments in accordance with our policy, having the objective of preserving principal and maintaining a high degree of liquidity to meet operating needs and obtaining returns subject to prevailing market conditions. At March 31, 2009, our investments are in auction rate securities and are pledged to and held by an Icelandic financial institution. At present, we expect to maintain our portfolio of cash equivalents and investments in money market funds and government debt securities. At March 31, 2009, our cash is largely invested in U.S. dollar denominated money market and checking accounts and also in Icelandic krona denominated accounts.

Operating Activities. Net cash used in operating activities decreased to $8.2 million in 2009 as compared to $20.0 million in 2008. Cash used in our operations is principally owing to cash used in diagnostic and therapeutic product development, research and general operations as reflected in the $8.2 million cash we used in operations, as more fully described above; most importantly attributable to our focus on applying our established capabilities in human genetics to drive our diagnostics and deCODEme businesses.

Investing Activities. Our investing activities have consisted of short-term investments in marketable securities and capital expenditures. Capital expenditures have been principally replacement capital expenditures during 2009 and we anticipate making only necessary replacement capital expenditures in the near term.

Financing Activities. Net cash of $10.4 million was provided by financing activities in 2009 as compared to $0.7 million used in financing activities in 2008. As previously noted, in January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by us for an aggregate price of approximately $11.3 million. The agreement includes both call and put rights under certain instances and which expire at the end of 2009. Financing activities for 2008 consisted primarily of ongoing repayment of and installment payments on debt, capital lease and finance obligations ($1.0 million).

Contractual Commitments and Off-Balance Sheet Arrangements.  The following summarizes our contractual obligations at March 31, 2009, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$250,125	$8,050	$8,050	$234,025	$—	$—	$—
Long-term debt, including interest	281	250	31	—	—	—	—
Capital lease obligations, including interest	1,496	1,496	—	—	—	—	—
Finance obligation, including interest	37,237	2,047	2,098	2,151	2,204	2,259	26,478
Operating leases (1)	39,474	3,843	3,701	3,689	3,642	3,500	21,099
Secured debt collateralized by ARS (2)	11,566	11,566	—	—	—	—	—
Total	$340,179	$27,252	$13,880	$239,865	$5,846	$5,759	$47,577

(1)          Balance includes $38.6 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.4 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.1 million.

(2)          Balance represents the put and call rights related to a secured borrowing and is denominated in ISK which is variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount will increase each period through the end of 2009 due to fixed interest related to these put and call rights. A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of the value of this balance by $1.2 million.

In January 2009, deCODE entered into an agreement with NBI hf., an Icelandic financial institution, pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of ISK 1,375,000,000, which represented $11.3 million at the then current currency exchange rates. NBI has the put option to require deCODE to repurchase the ARS upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf, deCODE’s Icelandic subsidiary, (“IE”) or a specified part of the operations of IE or (b) December 16, 2009, and deCODE has the call option to require NBI to sell the ARS to it at any time until January 1, 2010. The repurchase price on exercise of the put or call option (the “Repurchase Price”) will be equal to the Purchase Price plus interest from January 16, 2009 at a rate of five percent (5%) above the Reykjavik Interbank Offered Rate (REIBOR) in effect on the date payment is made less the aggregate amount of interest and principal received by NBI on the ARS. Due to the put and call options, the sale of the ARS to NBI was accounted for as a secured borrowing and as such, the ARS remain on deCODE’s Consolidated Balance Sheet, although they are held by NBI, and continue to be marked to fair value unless the put option as described above is not exercised prior to December 16, 2009. At March 31, 2009, deCODE’s Obligation Under the Auction Rate Securities Repurchase Agreement was $11.6 million on the Consolidated Balance Sheet, which represents deCODE’s liability at March 31, 2009  if the put or call right had been exercised to repurchase the ARS. deCODE recognized interest expense related to the put rights of $0.4 million during the three months ended March 31, 2009.

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These potential payments are not included in the above table.

In November 2007, deCODE adopted a Change In Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and reporting officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. Further, these potential payments are not included in the above table. As of March 31, 2009, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6.1 million.

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

FORWARD-LOOKING STATEMENTS AND CAUTIONARY FACTORS

THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only expectations. We cannot assure you that our expectations and assumptions will prove to be correct. We do not intend to update or revise any forward-looking statements, whether as a result of future events, new information or otherwise, except to the extent that the reports we are required to file under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) contain such updates or revisions. Actual events or results may differ materially from the forward- looking statements due to a number of factors, including. but not limited to, those set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 as updated by Item 1A of Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q and in the reports we file under the Exchange Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. At March 31, 2009, our cash and cash equivalents are in U.S. Treasury Bills and money market funds, our current investments are in U.S. Treasury Bills and our non-current investments are in auction rate securities. At present, we expect to maintain our portfolio of cash equivalents and current investments in government debt securities and money market funds, and to liquidate our remaining holdings of non-current investments in auction rate securities if and when auctions on them begin to clear or when secondary markets for the auction rate securities begin to present themselves. At March 31, 2009, our cash and cash equivalents are largely invested in U.S. dollar denominated U.S. Treasury Bills, money market and checking accounts and also in Icelandic krona denominated accounts. Our obligation under the secured debt collateralized by auction rate securities is denominated in Icelandic krona. Our investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an immaterial decrease in the fair value of our investments as of March 31, 2009. Changes in interest rates do not affect interest expense incurred on deCODE’s Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trade in March 2009, the market value of the Convertible Notes was approximately $8.5 million on March 31, 2009.

As a consequence of the nature our business and operations our reported financial results and cash flows are exposed to the risks associated with fluctuations in the exchange rates of the U.S. dollar, the Icelandic krona and other world currencies. We continue to monitor our exposure to currency risk. A hypothetical 10% decrease in value of the U.S. dollar against the Icelandic krona would result in an immaterial gain on our Icelandic krona denominated assets and liabilities.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than claims and legal proceedings that arise from time to time in the ordinary course of business which are not material, and matters described below, there has been no change in the matters reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

On July 31, 2003, our Board of Directors (other than our Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement, and the completion of acceptable final settlement documentation. A settlement fairness hearing was held on April 24, 2006. On June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus case moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement has been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the court. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

While deCODE’s expenses in this matter to date have been paid primarily by its insurers, if deCODE were required to pay significant monetary damages as a result of an adverse determination in this matter (or any other lawsuits alleging similar claims filed against deCODE and deCODE’s directors and officers in the future), deCODE’s business could be significantly harmed. Even if such litigation concludes in deCODE’s favor, deCODE may be required to expend significant funds to defend against the allegations. deCODE is unable to estimate the range of possible loss from this litigation and no amounts have been provided for it in deCODE’s financial statements.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors set forth below have been updated to provide data for and as of the quarter ended March 31, 2009.

We are confronted by serious liquidity concerns which threaten our operations.

As of the date hereof, we have very limited financial resources. Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of cash in the future. We are evaluating our alternatives for addressing this situation, which include primarily the sale of business units and programs, the sale or licensing of products and intellectual property, the entry into corporate partnerships and the restructuring of our debt together with new financing. Given our current liquid assets we have resources to continue operations only through the second quarter of 2009 and must obtain further financial resources in order to continue operations beyond this time. While negotiations regarding various alternatives are ongoing, we cannot provide any assurance that such negotiations will be completed within the time, or in a manner, that will enable us to continue operations.

Our liquidity situation has resulted in risks and uncertainties affecting our operations and the execution of our business plan, including the following:

•                  we may not be able to obtain and maintain normal terms with vendors and service providers;

•                  vendors and service providers may require security deposits or prepayment before delivering goods and services, which will result in additional demands on our cash;

•                  we may incur costs associated with responding to the concerns of customers, vendors and service providers;

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

The report of our independent registered public accounting firm on our financial statements included in our annual report on Form 10-K contains an explanatory paragraph regarding going-concern uncertainty. The accompanying financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. If we are not able to continue as a going concern, it is likely that investors will lose all or a part of their investment.

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

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers. Divisions of the National Institute of Health (NIH) represented 26% and 24% of consolidated revenue during the three months ended March 31, 2009 and 2008, respectively. The European Community (EC) represented 12% and 8% of consolidated revenue during the three-months ended March 31, 2009 and 2008, respectively. The loss of any significant customer may significantly lower deCODE’s revenues which could affect the resources available to support our product discovery and development programs.

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

We incurred a net loss of $12.6 million and $26.7 million during the three-months ended March 31, 2009 and 2008, respectively, and $80.9 million during the year ended December 31, 2008, and had an accumulated deficit of $724.8 million at March 31, 2009. We have never generated a profit and we have not generated significant revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, Emerald BioSystems products and instruments, and under grants and more recently in April 2009 our licensing agreement with Celera. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to develop our diagnostics and deCODEmeTM products and services, fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

In January, 2009, we transferred $33.5 million principal amount of auction rate securities (“ARS”) to an Icelandic financial institution for an aggregate price of approximately $11.3 million. We have the call option to require the financial institution to sell the securities back to us at any time prior to December 31, 2009, and the financial institution has the put option to require us to repurchase the securities upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf,  our Icelandic subsidiary, (“IE”) or a specified part of the operations of IE or (b) December 16, 2009, in each case for a specified price. For accounting purposes this transaction was accounted for as a secured borrowing and, as such, these ARS investments remain on our balance sheet and are collateral pledged to and held by the Icelandic institution. As of March 31, 2009, we had $33.5 million of principal invested in auction rate securities (“ARS”), all of which are classified as non-current investments on our balance sheet and are pledged to and held by the purchaser. These investments represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase and subsequent to year end remain rated as investment grade. The estimated market value of the non-current ARS holdings at March 31, 2009 was $12.6 million, which reflects a $20.9 million adjustment to the principal value of $33.5 million. Based on valuation models and an analysis of other-than-temporary impairment factors, we have recorded an impairment charge of $0.5 million  and $4.0 million in Other non-operating income (expense), net in the Statements of Operations for the three-months ended March 31, 2009 and 2008, respectively, reflecting the portion of ARS holdings that we have concluded have an other-than-temporary decline in value. We recognized an unrealized gain of $0.4 million in Other Comprehensive Income during the three-months ended March 31, 2009. During the three-months ended March 31, 2008, the $4.0 million charge included $0.9 million related to ARS which deCODE had previously believed to be temporary and accounted for as an unrealized loss at December 31, 2007.

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

On February 4, 2009, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market as a result of our inability to meet the requirement that we maintain a minimum $50 million market value of listed securities for continued inclusion on the Nasdaq Global Market. The transfer was made pursuant to a decision of the Nasdaq Listing Qualifications Panel (the “Panel”), which required that we demonstrate compliance with all the requirements for continued listing on the Nasdaq Capital Market, including the requirement that we maintain a $35 million market value of listed securities for ten consecutive days, by April 29, 2009. On April 22, 2009, we received a letter from the Panel stating that our common stock would be delisted from The Nasdaq Stock Market and that trading of the common stock on The Nasdaq Stock Market would be suspended at the open of trading on April 30, 2009 unless the Nasdaq Listing and Hearing Review Council (the “Listing Council”) called the matter for review and stayed the suspension,. On April 28, 2009, we received a letter from the Listing Council stating that the Listing Council has called the matter for review and has determined to stay the Panel’s decision to suspend our common stock from trading pending further action by the Listing Council. Accordingly, our common stock will continue to trade on The Nasdaq Stock Market until further action by the Listing Council. However, there can be no assurance that we will be able to meet the requirements for continued listing. If our common stock is delisted, it would seriously impair stockholders’ ability to trade their shares, limit the liquidity of our common stock and impair our ability to raise capital through the sale of our common stock, which could seriously harm our business, especially in light of our need to raise substantial additional capital to continue our operations.

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

3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	Agreement, dated January 14, 2009, by and between deCODE genetics, Inc. and NBI HF.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 11, 2009

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

3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1	Agreement, dated January 14, 2009, by and between deCODE genetics, Inc. and NBI HF.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Constitutes a management contract or compensatory plan or arrangement.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.