Form 10-Q
period 2009-06-30
DECODE GENETICS INC
filed 2009-08-10
CIK 1022974

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

The aggregate number of shares of the registrant’s common stock outstanding on July 31, 2009 was 61,760,805 shares of common stock $.001 par value.

deCODE genetics, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

deCODE genetics, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,765	$3,701
Receivables	5,879	6,077
Other current assets	1,918	4,029
Current assets of discontinued operations (Note 12)	3,540	3,928
Total current assets	15,102	17,735
Investments (pledged at June 30, 2009, see Note 9)	13,517	12,721
Property and equipment, net	1,873	3,325
Goodwill	10,055	10,055
Intangible assets, net	3,369	3,516
Other long-term assets	3,039	3,826
Long-term assets of discontinued operations (Note 12)	22,898	23,959
Total assets	$69,853	$75,137
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,034	$7,293
Accrued expenses and other current liabilities	5,105	5,667
Deferred revenue	5,089	4,881
Secured debt collateralized by auction rate securities (Note 9)	11,664	—
Current portion of capital lease obligations	748	2,202
Current liabilities of discontinued operations (Note 12)	5,381	8,577
Total current liabilities	35,021	28,620
Deferred revenue	16,219	6,219
Deferred gain on sale-leaseback	20,871	21,840
Long-term debt, net of current portion	218,672	215,962
Long-term liabilities of discontinued operations (Note 12)	23,144	23,572
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value; Authorized: 6,716,666 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value; Authorized: 150,000,000 shares; Issued and outstanding: 61,882,584 and 61,760,805, respectively, at June 30, 2009 and 61,882,584 and 61,762,805, respectively, at December 31, 2008	62	62
Additional paid-in capital	494,753	493,381
Notes receivable	(1,886)	(1,900)
Accumulated deficit	(737,994)	(712,161)
Accumulated other comprehensive income	1,566	103
Treasury stock, 121,779 and 119,779 shares stated at cost at June 30, 2009 and December 31, 2008, respectively	(575)	(561)
Total stockholders’ deficit	(244,074)	(221,076)
Total liabilities and stockholders’ deficit	$69,853	$75,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Revenue	$3,501	$8,956	$7,613	$18,129
Operating expenses:
Cost of revenue	4,436	8,199	8,555	18,343
Research and development	2,841	7,964	6,872	20,578
Selling, general and administrative	4,318	5,929	8,582	11,678
Total operating expenses	11,595	22,092	24,009	50,599
Operating income (loss) from continuing operations	(8,094)	(13,136)	(16,396)	(32,470)
Interest income	18	452	175	1,489
Interest expense	(4,380)	(3,716)	(8,611)	(7,336)
Other non-operating income and (expense), net	330	(1,170)	565	(5,247)
Loss from continuing operations	(12,126)	(17,570)	(24,267)	(43,564)
Loss from discontinued operations (Note 12)	(1,070)	(784)	(1,566)	(1,455)
Net loss	$(13,196)	$(18,354)	$(25,833)	$(45,019)
Basic and diluted net loss per share from continuing operations	$(0.20)	$(0.29)	$(0.39)	$(0.71)
Basic and diluted net loss per share from discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Basic and diluted net loss per share	$(0.21)	$(0.30)	$(0.42)	$(0.73)
Shares used in computing basic and diluted net loss per share	61,489	61,371	61,481	61,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

deCODE genetics, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	6 Months Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,833)	$(45,019)
Subtract loss from discontinued operations (Note 12)	(1,566)	(1,448)
Net loss from continuing operations	(24,267)	(43,571)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,622	2,225
Amortization of deferred gain on sale-leaseback of real estate	(969)	(969)
Stock-based compensation	1,215	1,819
Loss on investments	664	5,107
Foreign currency transaction	(639)	59
Amortization of debt discount	2,710	2,416
Amortization of deferred financing costs	787	815
Interest related to secured borrowing	992	—
Changes in operating assets and liabilities:
Receivables and other assets	2,309	(1,279)
Accounts payable, accrued expenses and other current liabilities	(821)	(2,161)
Deferred revenue	10,208	(342)
Net cash used in operating activities of continuing operations	(6,189)	(35,881)
Net cash used in operating activities of discontinued operations (Note 12)	(3,252)	(2,101)
Net cash used in operating activities	(9,441)	(37,982)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(5,500)
Sale of investments	—	10,000
Purchase of property and equipment	(24)	(568)
Change in restricted cash and cash equivalents	270	—
Net cash provided by investing activities of continuing operations	246	3,932
Net cash used in investing activities of discontinued operations (Note 12)	(172)	(202)
Net cash provided by investing activities	74	3,730
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	172
Repayment of notes receivable for common stock	—	75
Proceeds from secured borrowing	11,314	—
Repayments of debt, capital lease and finance obligations	(1,454)	(1,549)
Net cash provided by (used in) financing activities of continuing operations	9,860	(1,302)
Net cash used in financing activities of discontinued operations (Note 12)	(429)	(380)
Net cash provided by (used in) financing activities	9,431	(1,682)
Net increase (decrease) in cash and cash equivalents	64	(35,934)
Cash and cash equivalents at beginning of period	3,701	54,172
Cash and cash equivalents at end of period	$3,765	$18,238
Supplemental cash flow information:
Cash paid for interest	$4,782	$4,929

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

With its headquarters in Reykjavik, Iceland, deCODE is a biotechnology company developing and marketing products to improve the treatment, diagnosis and prevention of common diseases. deCODE applies its discoveries in human genetics to bring to market DNA-based reference laboratory tests and consumer genome analysis services to assess individual risk of common diseases. deCODE’s customers include major pharmaceutical companies, biotechnology firms, pharmacogenomics companies, government institutions, universities and other research institutions. deCODE’s business is global, with its principal markets in the United States and in Europe.

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

Going Concern: The financial statements have been prepared on a going-concern basis, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. deCODE has recorded substantial operating and net losses. Its negative cash flows from operations have been $9,335,000 and $37,982,000 during the six-months ended June 30, 2009 and 2008, respectively, and $54,779,000 during the year ended December 31, 2008. In addition, deCODE has significant amounts of long-term debt which requires interest payments of approximately $8,050,000 per annum. At June 30, 2009, deCODE had liquid funds available for operating activities of $3,765,000 (cash and cash equivalents) as compared to $3,701,000 at December 31, 2008.

At June 30, 2009, deCODE had cash and cash equivalents of $3,765,000, compared to $3,701,000 at December 31, 2008. In early 2009 deCODE sold its ARS for approximately $11,314,000 in cash, and in April deCODE signed licensing agreements with Celera Corporation (“Celera”) under which it received an upfront payment of $10.0 million and will receive royalties on sales of Celera testing products and services incorporating deCODE genetic risk markers. deCODE believes it has sufficient resources to fund operations only into the latter half of the third quarter. It is simultaneously pursuing several options to ensure sufficient funding to take it to the execution of strategic options that can support the near- and longer-term viability of its core business. deCODE’s planned operations require immediate additional liquidity substantially in excess of the amounts noted above, raising substantial doubt about deCODE’s ability to continue as a going concern.

In deCODE’s ongoing strategic review, deCODE has been evaluating and pursuing various alternatives aimed at focusing its business and underpinning ongoing product development and commercialization in its core business. One component of this effort is the sale of deCODE’s US medicinal chemistry and structural biology units. Although these units continue to operate and contribute to deCODE, in view of their prospective sale the company has accounted for these businesses as “discontinued operations” (see Note 12). With the exception of combined net loss figures, the operating results are thus all for deCODE’s continuing operations in its core business of employing the Company’s capabilities in gene discovery to advance DNA-based diagnostics, personal genome analysis, intellectual property licensing opportunities, and contract genotyping.

Management’s Plans: To address deCODE’s immediate need for funds, management and the Board of Directors are exploring the possibilities of (i) selling some or all of deCODE’s U.S. medicinal chemistry and structural biology units (as noted above), (ii) granting further licenses to specific diagnostic products, (iii) entering into a collaboration for gene sequencing, (iv) selling or licensing some or all of deCODE’s clinical and pre-clinical drug discovery programs, (v) restructuring deCODE’s outstanding convertible notes and (vi) obtaining new equity financing. Achieving (v) could result in either a cash settlement of deCODE’s convertible note obligation for substantially less than the carrying amount or in a conversion of the convertible notes into equity of deCODE. Receipt of additonal equity financing to support operations in the longer term depends in large part on the outcomes of actions in (i), (ii), (iii) and (v). Management and the board are having ongoing dialogues and negotiations with third parties in each of these areas. If deCODE’s Board of Directors concludes that any of these options can be better implemented in a bankruptcy proceeding, deCODE will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code.

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

2.      Basis of Presentation

In the opinion of deCODE’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2009 and the results of operations for the three and six-month periods ended June 30, 2009 and 2008 and cash flows for the six-month periods ended June 30, 2009 and 2008. deCODE considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 10, 2009. The results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with deCODE’s Annual Report on Form 10-K for the year ended December 31, 2008, which includes consolidated financial statements and notes thereto for the years ended December 31, 2008, 2007 and 2006.

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

3.      Revenue

Significant elements of deCODE’s revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Genomic services	$1,418	$5,120	$3,320	$9,996
Research funding and other service fees	18	236	62	464
Government research contracts and grant funding	2,065	3,600	4,231	7,669
Total revenue	$3,501	$8,956	$7,613	$18,129

Celera license.  In April 2009, deCODE signed a non-exclusive worldwide license with Celera for deCODE’s genetic markers for increased risk of major cardiovascular and metabolic diseases, including heart attack, stroke, atrial fibrillation (AF) and type 2 diabetes (T2D). Under the terms of the agreements, deCODE received an upfront payment ($10,000,000) and will receive milestones and royalties on future sales of Celera testing products and services incorporating deCODE genetic markers. deCODE has determined that the revenue recognition criteria have not been met and has deferred the recognition of the $10,000,000 upfront payment to a future period. As such, the $10,000,000 upfront payment is included in long-term deferred revenue on the balance sheet at June 30, 2009.

deCODEs largest customers as a percentage of consolidated revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States National Institutes of Health (NIH)	30%	26%	28%	28%
European Community (EC)	26%	14%	26%	14%

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

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended June 30,
	2009			2008
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$1,436	$1,302	$134	$5,356	$3,557	$1,799
Government research contracts and grant funding	2,065	3,134	(1,069)	3,600	4,642	(1,042)
Total	$3,501	$4,436	$(935)	$8,956	$8,199	$757

	Six Months Ended June 30,
	2009			2008
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$3,382	$2,835	$545	$10,460	$7,868	$2,592
Government research contracts and grant funding	4,231	5,720	(1,489)	7,669	10,475	(2,806)
Total	$7,613	$8,555	$(944)	$18,129	$18,343	$(214)

5.      Research and Development

deCODE’s research and development expense consists of the costs of its own proprietary programs, comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Salaries and other personnel costs	$1,280	$3,941	$3,103	$8,724
Materials and supplies	456	1,142	1,091	4,022
Contractor services and other third party costs	77	1,084	513	3,407
Overhead expenses	400	956	862	2,343
Depreciation and amortization	442	489	906	1,400
Stock-based compensation	186	352	397	682
Total	$2,841	$7,964	$6,872	$20,578

6.      Stock-Based Compensation

Stock-based compensation included in deCODE’s results of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Operating Expenses:
Cost of revenue	$68	$52	$119	$100
Research and development	186	352	397	682
Selling, general and administrative	300	491	699	1,037
Total	$554	$895	$1,215	$1,819

As of June 30, 2009 there was approximately $4,098,000 of total unrecognized compensation expense related to nonvested stock options. This expense is expected to be recognized over a weighted-average period of approximately 1.8 years. There were no option grants during the six-months ended June 30, 2009.

The following table summarizes stock option activity for the six-months ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 1, 2009	8,453,355	$5.76
Forfeited/cancelled	(834,585)	5.15
Outstanding at June 30, 2009	7,618,770	$5.83	6.16	$0
Vested and expected to vest at June 30, 2009	7,440,112	$5.89	6.20	$0
Exercisable at June 30, 2009	5,844,481	$6.51	5.64	$0

deCODE’s Equity Incentive Plans allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. The stock-based compensation expense for these awards is determined based on the market price of our stock at the date of the grant applied to the total numbers of shares that are anticipated to fully vest and then amortized over the vesting period. At June 30, 2009, deCODE had no unvested restricted shares.

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

	June 30, 2009 (Shares)	June 30, 2008 (Shares)
Warrants to purchase shares of common stock	55,556	455,965
Options to purchase shares of common stock	7,618,770	8,682,009
Restricted shares subject to vesting or with an associated outstanding non-recourse promissory note	271,500	471,092
Shares of common stock issuable upon conversion of 3.5% senior convertible notes	16,428,572	16,428,572
	24,374,398	26,037,638

8.      Comprehensive Loss

Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. Amounts reported in other comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses associated with investments. The following table presents the calculation of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net loss	$(13,196)	$(18,354)	$(25,833)	$(45,019)
Other comprehensive income (loss):
Foreign currency translation	3	9	4	59
Unrealized gain (loss) associated with marketable securities	1,036	4	1,459	916
Total comprehensive loss	$(12,157)	$(18,341)	$(24,370)	$(44,044)

9.      Secured Borrowing

In January 2009, deCODE entered into an agreement with NBI hf., an Icelandic financial institution, pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of ISK 1,375,000,000 (the “Purchase Price”), which represented $11,314,000 at the then current currency exchange rates. NBI has the put option to require deCODE to repurchase the ARS upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf, deCODE’s Icelandic subsidiary, (“IE”) or a specified part of the operations of IE or (b) December 16, 2009, and deCODE has the call option to require NBI to sell the ARS to it at any time until January 1, 2010. The repurchase price on exercise of the put or call option (the “Repurchase Price”) will be equal to the Purchase Price plus interest from January 16, 2009 at a rate of five percent (5%) above the Reykjavik Interbank Offered Rate (REIBOR) at the date of the agreement, through the date payment is made less the aggregate amount of interest and principal received by NBI on the ARS. In addition, if the aggregate amount of interest and principal received by NBI with respect to the ARS is higher than the Repurchase Price, upon deCODE’s repurchase of the ARS pursuant to the exercise of the put or call option, NBI will be required to deliver to deCODE, in addition to the ARS, an amount equal to (A) the aggregate amount of principal and interest that it received less (B) the sum of (i) the Repurchase Price and (ii) ISK 375,000,000 (approximately $2,919,000 at June 30, 2009).

Due to the put and call options, the transfer of the ARS to NBI was accounted for as a secured borrowing and as such, the ARS remain on deCODE’s Consolidated Balance Sheet, although they are held by NBI, and continue to be carried at fair value. At June 30, 2009, deCODE’s Obligation Under the Auction Rate Securities Repurchase Agreement was $11,664,000  (1,498,505,000 ISK) on the Consolidated Balance Sheet, which represents deCODE’s liability at June 30, 2009 if the put or call right had been exercised to repurchase the ARS. deCODE recognized interest expense related to the put rights of $556,000 and $992,000 during the three and six-months ended June 30, 2009.

The pledged investments at June 30, 2009 consist of marketable securities, and are as follows:

	Cost	Carrying Value	Unrealized Gains (Losses) In OCI
	(In thousands)

June 30, 2009: Auction rate securities (non-current)	$33,500	$13,517	$1,459

Gross unrealized holding gains and gross unrealized holding losses at June 30, 2009 were $1,459,000 and $0, respectively. There were no unrealized holdings gains or losses at December 31, 2008. The contractual maturity of investments was as follows:

March 31, 2009
(In thousand)

Maturing after 10 years	$10,637
No maturity date (perpetual)	2,880
$13,517

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

The estimated market value of deCODE’s investments in ARS at June 30, 2009 was $13,517,000, which reflects a $19,983,000 adjustment to the original principal value of $33,500,000. Based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $120,000 and $663,000 for the three and six-months ended June 30, 2009, respectively, and $1,072,000 and $5,107,000 for the three and six-months ended June 30, 2008, respectively, in Other non-operating income (expense), net in the Statements of Operations, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. deCODE recognized an unrealized gain of $1,036,000 and $1,459,000 in Other Comprehensive Income during the three and six-months ended June 30, 2009, respectively. During the six-months ended June 30,

2008, the $5,107,000 charge included $914,000 related to ARS which deCODE had previously believed to be temporary and accounted for as an unrealized loss at December 31, 2007.

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

On July 31, 2003, our Board of Directors (other than our Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement, and the completion of acceptable final settlement documentation. A settlement fairness hearing was held on April 24, 2006. On June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus case moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against deCODE and the Individual Defendants will be dismissed with prejudice. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

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

11.    Fair Value Measurement

deCODE has used a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 3009 Using:
	Total Carrying Value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)

Cash and cash equivalents – money market securities	$8	$8	$—	$—
Restricted cash and cash equivalents – U.S. Treasury Bills (assets of discontinued operations)	5,230	5,230	—	—
Auction rate securities (investments non-current)	13,517	—	—	13,517

The following table presents deCODE’s changes in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2009:

	Auction Rate Securities (Pledged Investments)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(In thousands)
Balance at beginning of period	$12,601	$12,721
Transfers to Level 3	—	—
Total gains (losses):
Included in earnings	(120)	(663)
Included in other comprehensive income	1,036	1,459
Balance at June 30, 2009	$13,517	$13,517

Valuation Techniques. deCODE’s investments in auction rate securities at June 30, 2009 did not have quoted market prices and are classified within Level 3 of the valuation hierarchy. The valuation models used to value the ARS include those that are based on expected cash flow streams and collateral values, including assessments of counterparty credit quality, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of deCODE’s investments in ARS is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include changes in credit ratings of the securities or their guarantors, underlying collateral value, discounts rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

The fair value of deCODE’s 3.5% convertible notes at June 30, 2009 and December 31, 2008 was approximately $15,250,000 and $25,744,000, respectively. The fair value of the convertible notes was based on the most recent quoted market prices at June 30, 2009 and December 31, 2008. The fair values of equipment notes at June 30, 2009 and December 31, 2008 were approximately $206,000 and $334,000, respectively, as estimated based on quoted market rates for instruments with similar terms and remaining maturities.

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

12.    Discontinued Operations

As part of deCODE’s ongoing strategic review, management and the Board of Directors have been evaluating and pursuing various alternatives aimed at focusing the company’s long-term business and securing financial resources to fund ongoing product development and commercialization. The Company plans to sell deCODE’s U.S. subsidiaries.

deCODE has accounted for it’s U.S. operations as discontinued operations, and, accordingly, has presented the results of operations and related cash flows as discontinued operations for all periods presented. The assets and liabilities of deCode’s U.S. operations to be sold have been been presented separately, and are reflected within these assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008.

The summary of the operating results of the discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue	$4,180	$6,070	$8,985	$11,875
Costs and expenses	(4,828)	(6,450)	(9,734)	(12,521)
Operating loss from discontinued operations	(648)	(380)	(749)	(646)
Interest expense	(422)	(404)	(817)	(809)
Loss from discontinued operations	$(1,070)	$(784)	$(1,566)	$(1,455)

Assets and liabilities classified as discontinued operations on deCODE’s condensed consolidated balance sheets are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)
Receivables	$2,759	$3,082
Other current assets	781	846
Current assets of discontinued operations	3,540	3,928
Property and equipment, net	16,643	17,304
Intangible assets, net	103	129
Restricted cash and cash equivalents	5,230	5,500
Other long-term assets	922	1,026
Long-term assets of discontinued operations	22,898	23,959
Total assets of discontinued operations	$26,438	$27,887

Accounts payable	$2,740	$4,909
Accrued expenses and other current liabilities	1,360	1,897
Current portion of long-term debt	203	249
Current portion of finance obligation	693	648
Deferred revenue	385	874
Current liabilities of discontinued operations	5,381	8,577
Finance obligation	23,144	23,497
Long term debt, net of current portion	—	75
Long-term liabilities of discontinued operations	23,144	23,572
Total liabilities of discontinued operations	$28,525	$32,149

13.    Subsequent Events

On July 30, 2009, deCODE’s stockholders approved the increase in deCODE’s number of authorized shares of common stock from 150,000 to 1,150,000 and also approved the amendment of its Amended and Restated Certificate of Incorporation to allow for a reverse stock split at the discretion of deCODE’s Board of Directors.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

This quarterly report on Form 10-Q contains forward-looking statements, including our expectations of future industry conditions, strategic plans and forecasts of operational results. Various risks may cause our actual results to differ materially. A list and description of some of the risks and uncertainties is contained below and in the summary of risk factors that follow in Part II, Item 1A.

Overview

Headquartered in Reykjavik, Iceland, deCODE is a biotechnology company developing and marketing products to improve the treatment, diagnosis and prevention of common diseases. deCODE employs its discoveries in human genetics to bring to market DNA-based reference laboratory tests and consumer genome analysis services to assess individual risk of common diseases, and applies its capabilities to the development of drugs in major therapeutic areas. As these diseases are common and there is significant unmet need for both for tools to empower better prevention as well as for more effective therapies, we believe that our strategy represents a significant opportunity to create better models for diagnosis and prevention, leading to improved outcomes with major potential — both near- and longer-term — in the global marketplace.

We believe that our advantage in DNA-based disease risk assessment tests and personal genomics derives from our population approach to human genetics and the ability to apply our discoveries directly to product development. We have comprehensive population resources in Iceland and one of the largest genotyping facilities in the world, enabling our scientists to effectively identify key variations in the sequence of the human genome associated with a major impact on individual risk of common diseases. Well-validated genetic variations conferring risk of disease are the requisite basis for DNA-based reference laboratory tests and personal genome scans that can aid in assessing individual risk of disease, and deCODE is a global leader in the discovery of these genetic risk factors. As virtually all common diseases have both genetic and environmental risk factors, measuring genetic risk is in our view a critical component for the realization of personalized medicine. By providing a more complete understanding of individual risk, such tests can empower better prevention in those conditions in which known lifestyle and environmental risk can be modified, as well as targeted screening and early intervention in major fields such as cardiovascular disease and cancer. Because we have discovered many major genetic risk factors before others, and file for intellectual property on our discoveries, we believe that we are well positioned not only to launch pioneering products but also to create additional value from our discoveries through partnerships and licensing agreements.

In the context of limited financial resources the company’s principal focus continues to be on maximizing near-term value creation. We are pursuing the commercial opportunities coming out of our gene discovery work, applying these discoveries in our diagnostics and deCODEme™ businesses, and for out-licensing agreements such as that we signed in April 2009 with Celera, Inc., under which we granted non-exclusive licenses for our genetic markers for increased risk of several major cardiovascular and metabolic diseases for use in Celera’s risk assessment products and services. At the same time we are seeking to realize revenues from our existing therapeutics programs through partnerships, out-licensing or sales, and are employing our drug discovery capabilities to generate contract service revenue.

At June 30, 2009, we had cash and cash equivalents of $3.8 million, compared to $3.7 million at December 31, 2008. In early 2009 deCODE sold its ARS for approximately $11.3 million in cash, and in April we signed licensing agreements with Celera Corporation (“Celera”) under which we received an upfront payment and will receive royalties on sales of Celera testing products and services incorporating deCODE genetic risk markers. deCODE believes it has sufficient resources to fund operations only into the latter half of the third quarter. We are simultaneously pursuing several options to ensure sufficient funding to take it to the execution of strategic options that can support the near- and longer-term viability of our core business. Regardless, deCODE’s planned operations require immediate additional liquidity substantially in excess of the amounts noted above, raising substantial doubt about deCODE’s ability to continue as a going concern.

In deCODE’s ongoing strategic review, deCODE has been evaluating and pursuing various alternatives aimed at focusing its business and underpinning ongoing product development and commercialization in its core business. One likely component of this effort is the sale of some or all of deCODE’s US medicinal chemistry and structural biology units. Although these units continue to operate and contribute to deCODE, in view of their prospective sale the company has accounted for these businesses as “discontinued operations”. With the exception of combined net loss figures, the operating results are thus all for deCODE’s continuing operations in its core business of employing the Company’s capabilities in gene discovery to advance DNA-based diagnostics, personal genome analysis, intellectual property licensing opportunities, and contract genotyping.

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

•             deCODE MI™ - which detects SNPs we discovered to be associated with early-onset heart attack, (myocardial infarction, or MI)

•             deCODE ProstateCancer™ - which detects SNPs we have linked to increased risk of prostate cancer

•             deCODE Glaucoma™ - which detects SNPs we have linked to increased risk of exfoliation glaucoma

•             deCODE BreastCancer™ - which detects SNPs we and others have linked to risk of the most common forms of breast cancer

Beginning in 2008, deCODE initiated billing to commercial insurance companies on behalf of physicians ordering these tests and has received reimbursement from many health insurance companies. All of our diagnostic tests are offered by deCODE via direct sales efforts to physicians in the United States; through marketing collaborations with other organizations in the U.S. and other countries; as well as through our dedicated diagnostics website, www.decodediagnostics.com. deCODE also has an alliance with Illumina, Inc. under which the company’s can develop DNA-based diagnostic kits utilizing deCODE’s gene discoveries in certain diseases and Illumina’s platform for SNP genotyping.

In April 2009, we entered into a non-exclusive outlicensing agreement with Celera.  This agreement gives Celera the right , on a non-exclusive worldwide basis, to use markers deCODE has associated with risk of heart attack, atrial fibrillation/stroke, and type 2 diabetes in Celera’s risk assessment products and services. deCODE is exploring similar opportunities as a pathway to monetizing the value of its gene discoveries as it continues to extend the marketing of its own diagnostic products.

deCODEme™. In November 2007, we launched the first consumer genetic analysis service: deCODEme™. This service takes advantage of deCODE’s leadership in human genetics and the capabilities of its high-throughput genotyping laboratory, which is CLIA registered for analytical and clinical validation. Through deCODEme™, subscribers can put themselves in the context of the latest discoveries in genetics, learning what their own DNA says about their ancestry and certain physical traits, as well as whether they have genetic variants that have been associated with higher or lower than average risk of a range of common diseases. This information is continually updated as new discoveries are made, and is presented in subscribers’ secure individual web pages. Recently, we launched two focused disease scans, deCODEme Cardio™ for cardiovascular-related diseases and deCODEme Cancer™ for several common types of cancer. These scans offer subscribers an opportunity to understand their risk of groups of diseases that may be of particular interest at a more modest price than the full genome scan. deCODEme™ products are offered through a dedicated website, www.decodeme.com.

Drug Discovery and Development. Given our focus on furthering our diagnostic business, we are actively exploring drug development partnerships and out-licensing and sale opportunities in order to realize revenues from our therapeutics programs. Our lead drug development programs include:

•             DG041 for the prevention of arterial thrombosis. DG041 is our novel, first-in-class antagonist of the EP3 receptor for prostaglandins E2. DG041 was developed as a next-generation oral anti-platelet therapy aimed at preventing arterial thrombosis without increasing bleeding risk, and have taken it through successful Phase II clinical studies.

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

Our product portfolio and development pipeline

Over the course of more than a decade we have also actively studied the genetics and pathology of over 50 different common diseases using our population genetics approach. We have led the world in the discovery of variations in the sequence of the human genome conferring risk of common diseases, and our pioneering DNA-based reference laboratory diagnostic tests and personal genome scans are based upon these discoveries. Over the past several years we have discovered and brought into clinical testing several novel small molecule compounds in major disease areas, compounds we believe have major therapeutic and commercial potential and which we are now seeking to bring forward in clinical development through corporate partnerships or to out-license or sell.

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

The key to developing such tests and scans is the ability to identify common SNPs that confer significant risk of common diseases. deCODE is a world leader in gene discovery, based upon a unique set of capabilities and resources the company has assembled in Iceland. These include a genealogy database linking together the entire current-day population of Iceland; detailed genetic and medical information from most of the adult population of Iceland, who are taking part in one or more of our research programs; genetic and medical data from hundreds of thousands of participants from the U.S., Europe and around the world; one of the world’s largest high-throughput genotyping facilities, enabling us to conduct genome-wide association studies utilizing hundreds of thousands of markers across the genomes of many thousands of patients and control subjects in each study; and proprietary bioinformatics and statistical tools to correlate information on disease with specific genetic variations.

By mining these datasets our scientists can effectively trace the genetic components of virtually any common disease, pinpointing key SNPs and genes that confer increased risk. The company’s discoveries are also validated in multiple populations before they are integrated into our tests and scans. Once we have replicated our discoveries in several populations we publish them, a process which enables independent groups to analyze the role of our disease markers in yet more populations around the world and provides additional information we can then use to fold back into and expand the utility of our products.

Key new genetic risk factors for bladder cancer, skin cancer and thyroid cancer, and for lung cancer and nicotine dependence, are elements in the deCODEme Cancer™ scan. New genetic markers for risk of abdominal aortic and intracranial aneurysm and heart attack have been added to the company’s well-established heart attack and atrial fibrillation/stroke markers in the deCODE MI™ test and the deCODEme Cardio™ scan. All of these discoveries, along with others in bone mineral density and osteoporosis, obesity, schizophrenia, essential tremor, and asthma, have provided an unrivalled series of replicated and validated updates for subscribers of deCODEme™.

We believe that DNA-based diagnostic tests are an important new means for improving disease prevention, and that they will be used in tandem with existing approaches to increase the success of prevention efforts. Common diseases occur at the interface of genetics and the environment, as both inherited as well as lifestyle and environmental risk factors play important roles in the disease process. Carrying a genetic risk variant for a common disease does not mean that one will necessarily develop the disease; and not having a certain risk variant does not eliminate all risk of developing the disease. Rather, in the common diseases, genetic risk variants impact the likelihood that one may develop a given condition. Understanding this inherited risk is empowering information with potentially important clinical utility, as it is possible to take preventive action — through lifestyle modification or by taking certain medications — to minimize the likelihood of an inherited predisposition ever developing into a disease. This is similar to the approach that is taken to address other risk factors for common diseases, such as high cholesterol, which is commonly treated using statin drugs to lower the risk of heart disease if dietary change is not enough.

We are actively marketing and working to secure reimbursement for these tests, even as we continue to bring new diagnostic products to market. These products are listed in the table below.

Indication	Product	Launch date	Utility / Highlights
Type 2 diabetes	deCODE T2™	April 2007	• High-risk pre-diabetics can receive earlier lifestyle and pharmacologic intervention • Validated in more than 60 populations
Atrial fibrillation/stroke	deCODE AF™	July 2007

•    Post-stroke/TIA patients at risk of AF to obtain additional cardiac monitoring

•    Patients with intermittent AF, family history and CHF to obtain additional cardiac monitoring

•    Validated in more than 10 populations

Early-onset heart attack/abdominal aortic aneurysm/intracranial aneurysm	deCODE MI™	October 2007	• Risk of early-onset MI to seek CVD assessment or prevention management • Validated in more than 25 populations
Personal genome scan	deCODEme™	November 2007	• Launched with variants in 18 conditions; currently 42 conditions
Prostate cancer	deCODE ProstateCancer™	February 2008	• Validated common risk variants that are linked to more than 50% of all prostrate cancer cases

• Some variants included identify risk of aggressive forms of prostrate cancer • Validated in more than 15 populations
Exfoliation glaucoma	deCODE Glaucoma™	February 2008	• Risk of exfoliation glaucoma • Validated in more than 10 populations
Breast cancer	deCODE BreastCancer™	October 2008	• Tests 7 genetic risk variants • Assesses risk of the most common forms of breast cancer, which represents 95% of all breast cancers. • Validated in more than 10 populations

Other DNA-based risk diagnostic tests currently in development include: melanoma, basal cell cancer, bladder cancer and lung cancer.

Drug Development Programs

deCODE has discovered and brought into clinical development several novel compounds in major disease areas and we are working to realize revenues from these compounds through corporate partnerships and out-licensing sales. Our most advanced programs are listed in the following table. Squares indicate the phases in which at least one clinical trial has been completed.

Therapeutic area	Compound	IND	Phase I	Phase II	Phase III
Cardiovascular
Heart attack	DG051	■	■	Completed Phase Iia
Arterial thrombosis (heart attack, vascular disease)	DG041	■	■	■ Additional clinical pharmacology studies completed in 2008
Heart attack	DG031	■	■	■	Reformulation completed
Cognitive Disorders
Alzheimer’s and other cognitive disorders	DG071	■

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

Structure-based drug design has also been crucial in our DG041 program. The current mainstays of anti-thrombotic therapy are compounds that broadly inhibit platelet activation, with the result that they also cause increased bleeding risk and are therefore problematic for chronic use. In the discovery of DG041, deCODE began with a target — the EP3 receptor for prostaglandins E2 — that the company’s genetics and biology work had identified as a key modulator of arterial thrombosis. And the use of ligand-based drug design and crystallographic modeling of the PGE2 bound to EP3 enabled the discovery of DG041 as a very highly selective inhibitor of EP3.

Based on the results of our clinical studies thus far, DG041 appears to be well-tolerated, showing little difference in bleeding events between dosing arms and placebo, and to potentially offer focused means of preventing the formation of thrombi by specifically inhibiting platelet aggregation mediated by EP3. In the first half of 2008, we completed a second clinical pharmacology study examining the impact of DG041 on top of aspirin and PlavixTM, the results of which show that DG041 blocks platelet aggregation and does not increase bleeding time when given alone, with PlavixTM, or with Plavix™ and aspirin.

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

DG051, discovered internally by deCODE’s chemistry unit, is a small-molecule inhibitor of LTA4H, which is directly involved in the synthesis of LTB4. In 2007, we completed our Phase I program, the results of which demonstrated that DG051 was safe and well tolerated at all doses tested, has a pharmacokinetic profile suited for potential once-a-day dosing, and significantly reduces LTB4 levels in a concentration-dependent manner. We also concluded a Phase IIa study in late 2007, which demonstrated safety and tolerability and a significant reduction in LTB4, even at lower doses than were originally considered. deCODE also in-licensed a FLAP inhibitor from Bayer AG, now known as DG031. Our Phase II clinical studies demonstrated that DG031 was well-tolerated and reduced production of LTB4 in a dose-dependent manner. This effect was seen on top of the effects of the current standard of care, which included statin therapy for a majority of patients in our trials.

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

For our most significant research and development programs we have cumulatively invested $47.7 million, $24.7 million and $16.0 million in our heart attack (myocardial infarction, or MI), arterial thrombosis and stroke programs, respectively, from the beginning of 2003 to date (June 30, 2009). Inception to-date costs are not available as these costs were not historically tracked by program.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2009 and 2008

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

In deCODE’s ongoing strategic review, deCODE has been evaluating and pursuing various alternatives aimed at focusing its business and underpinning ongoing product development and commercialization in its core business. One component of this effort is the sale of deCODE’s US medicinal chemistry and structural biology subsidiaries. Although these subsidiaries continue to operate and contribute to the results and cash flows of deCODE, in view of their prospective sale and in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, deCODE has accounted for these businesses as discontinued operations. The operating results presented here are thus for deCODE’s core business of employing the Company’s capabilities in gene discovery to advance DNA-based diagnostics, personal genome analysis, intellectual property licensing opportunities, and contract genotyping. The assets and liabilities of deCODE’s U.S. operations to be sold have been been presented separately, and are reflected within these assets and liabilities from discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. deCODE also continues to be engaged in negotiations on several other strategic opportunities including the sale of therapeutic programs; licensing agreements for certain of our diagnostics tests; entering large-scale genome sequencing collaborations; restructuring its debt; and obtaining new equity financing.

Financial highlights as of and for the three and six-month periods ended June 30, 2009 include:

•             We incurred a loss of $13.2 million and $25.8 million during the three and six-months ended June 20, 2009 and used cash in operating activities of $9.4 million and $38.0 million during the six-months ended June 30, 2009 and 2008, respectively. We incurred a loss of $80.9 million and used cash of $54.8 million in operating activities in the year ended December 31, 2008. At June 30, 2009, we had cash and cash equivalents of $3.8 million, compared to $3.7 million at December 31, 2008. In early 2009 deCODE sold its ARS for approximately $11.3 million in cash, and in April we signed licensing agreements with Celera under which we received an upfront payment of $10.0 million and will receive royalties on sales of Celera testing products and services incorporating deCODE genetic risk markers. We believe we have sufficient resources to fund operations only into the latter half of the third quarter. We are simultaneously pursuing several options to ensure sufficient funding to take us to the execution of strategic options that can support the near- and longer-term viability of our core business. Our planned operations require immediate additional liquidity substantially in excess of the amounts noted above, raising substantial doubt about our ability to continue as a going concern.

•             Our revenue was $3.5 million and $7.6 million for the three and six-months ended June 30, 2009 as compared to $9.0 million and $18.1 million during the three and six-month periods ended June 30, 2008. As of June 30, 2009, we had $21.3 million in deferred revenue that will be recognized over future reporting periods. The period-on-period decrease in revenue for the three and six months ended June 30, 2009 as compared to the same periods in 2008 is primarily due to decreased genomic services and government research contracts and grant funding.

•             Our research and development expense was $2.8 million and $6.9 million for the three and six-month periods ended June 30, 2009 as compared to $8.0 million and $20.6 million for the three and six-month periods ended June 30, 2008. These figures reflect our current focus on controlling costs in core genetics activities creating intellectual property and novel content for our diagnostic tests, deCODEme scans, and outlicensing opportunities.

•             Our selling, general and administrative expense was $4.3 million and $8.6 million during the three and six-month periods ended June 30, 2009 as compared to $5.9 million and $11.7 million during the three and six-month periods ended June 30, 2008. The changes in selling, general and administrative expense period-on-period are primarily due to lower overall headcount in 2009 versus 2008 as well as decreased contractor and legal expenses.

•             In January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of $11.3 million at exchange rates at the date of the transaction. The agreement includes both call and put rights under certain instances and which expire at the end of 2009. The transaction was accounted for as a secured borrowing with the ARS remaining on our balance sheet and as a result we recognized a liability for the borrowing ($11.7 million at June 30, 2009) which represents the amount we would be required to pay should we exercise our call right to repurchase the ARS or should we be required to repurchase the ARS in the event of a sale of Icelandic assets or if exercised by NBI hf on December 16, 2009.

Revenue

	Three Months		Six Months		2009 as Compared to 2008
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Revenue	$3,501	$8,956	$7,613	$18,129	$(5,445)	(61)%	$(10,516)	(58)%

In 2008 and into 2009 our business strategy has focused on emphasizing our core capabilities in human genetics and leveraging those strengths to build on opportunities to generate near-term revenue from products that we already have available; namely our genomic services comprising diagnostics, our consumer genetics service deCODEme and genotyping services. At the same time, we seek to realize revenue from our early and late stage drug programs through corporate partnerships, out-licensing and sales and will generate revenue from contract and other service fees. Further, we will continue to leverage our capabilities to continue with and pursue funding in the form of research grants. In the majority of our programs we are pursuing diagnostic and early-stage drug development on our own. Depending on the nature of each prospective business opportunity, the key components of the commercial terms of the types of collaborations we seek typically include one or more of the following: research funding; up-front, exclusivity, technology access, and technology development fees; fees for particular services; milestone payments; license or commercialization fees; and royalties or profit sharing from the commercialization of products.

Significant elements of our revenue are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Genomic services	$1,418	$5,120	$3,320	$9,996
Research funding and other service fees	18	236	62	464
Government research contracts and grant funding	2,065	3,600	4,231	7,669
Total revenue	$3,501	$8,956	$7,613	$18,129

The period-on-period decrease in revenue for the three and six-months ended June 30, 2009 as compared to the same periods in 2008 is primarily due to decreased genomic services and government research contracts and grant funding.

At June 30, 2009 we had $21.3 million in deferred revenue, compared to $11.1 million at December 31, 2008. Of this deferred revenue, $6.2 million relates to our agreement with Merck and $10.0 million relates to our agreement with Celera. Our agreement with Merk is to conduct information-rich clinical trials in Iceland and, to date, Merck has not selected any compounds for development under the agreement. Under the terms of the agreement with Celera we received an upfront payment ($10.0 million) and will receive milestones and royalties on future sales of Celera testing products and services incorporating deCODE genetic markers. The Company has determined that the revenue recognition criteria have not been met and has deferred the recognition of the $10.0 million upfront payment to a future period. We expect that our revenues will fluctuate from period to period and that such fluctuations may be substantial especially because progress in our scientific work, including milestone payments that are related to progress, can fluctuate between periods.

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

Cost of Revenue

	Three Months		Six Months		2009 as Compared to 2008
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Cost of revenue	$4,436	$8,199	$8,555	$18,343	$(3,763)	(46)%	$(9,788)	(53)%

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

Significant elements of deCODE’s revenue and cost of revenue are summarized as follows:

	Three Months Ended June 30,
	2009			2008
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$1,436	$1,302	$134	$5,356	$3,557	$1,799
Government research contracts and grant funding	2,065	3,134	(1,069)	3,600	4,642	(1,042)
Total	$3,501	$4,436	$(935)	$8,956	$8,199	$757

	Six Months Ended June 30,
	2009			2008
	Revenue	Cost of Revenue	Net	Revenue	Cost of Revenue	Net
	(In thousands)
Genomic services, research funding and other services	$3,382	$2,835	$545	$10,460	$7,868	$2,592
Government research contracts and grant funding	4,231	5,720	(1,489)	7,669	10,475	(2,806)
Total	$7,613	$8,555	$(944)	$18,129	$18,343	$(214)

Decreases in our cost of revenue for the three and six-months ended June 30, 2009 as compared to the same periods in 2008 are largely on account of overall decreased revenue, specifically (i) the decrease of our genomics business, principally the decrease of contract genotyping services and (ii) a decreased amount of discovery and development work performed under ongoing contracts and grants with the NIH and EC. Our cost of revenue in the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008 decreased chiefly with regard to our usage of chemicals and consumables ($2.0 million and $4.9 million, respectively) and also decreased salaries ($1.1 million and $2.7 million, respectively) due to lower headcount and decreased contractor services and other overhead ($0.8 million and $2.0 million, respectively).

Research and Development

	Three Months		Six Months		2009 as Compared to 2008
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Research and development	$2,841	$7,964	$6,872	$20,578	$(5,123)	(64)%	$(13,706)	(67)%

Our research and development expense consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Salaries and other personnel costs	$1,280	$3,941	$3,103	$8,724
Materials and supplies	456	1,142	1,091	4,022
Contractor services and other third party costs	77	1,084	513	3,407
Overhead expenses	400	956	862	2,343
Depreciation and amortization	442	489	906	1,400
Stock-based compensation	186	352	397	682
Total	$2,841	$7,964	$6,872	$20,578

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

Selling, General and Administrative Expense

	Three Months		Six Months		2009 as Compared to 2008
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Selling, general and administrative	$4,318	$5,929	$8,582	$11,678	$(1,611)	(27)%	$(3,096)	(27)%

The decrease in our selling, general and administrative expense for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008 is principally attributable to decreased salary and stock-based compensation ($1.0 million and $2.0 million respectively) due to lower head-count and lower travel costs ($0.4 million and $0.7 million, respectively).

Interest Expense

	Three Months		Six Months		2009 as Compared to 2008
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Interest expense	$4,380	$3,716	$8,611	$7,336	$664	18%	$1,275	17%

Our interest expense is primarily attributable to interest on our 3.5% Senior Convertible Notes due in 2011 for which our cash interest payments are approximately $8.1 million on an annual basis.

In January 2009 we transferred our auction rate securities to an Icelandic financial institution which was accounted for as a secured borrowing due to the put and call rights. During the three and six-months ended June 30, 2009, we recognized $0.6 million and $1.0 million of interest expense related to this secured borrowing.

Other non-operating income and (expense), net

	Three Months		Six Months		2009 as Compared to 2008
	Ended June 30,		Ended June 30,		Three Months		Six Months
	2009	2008	2009	2008	$ Change	% Change	$ Change	% Change
	(In thousands, except %)
Other non-operating income and (expense), net	$330	$(1,170)	$565	$(5,247)	$1,500	128%	$5,812	111%

We recognized an other-than-temporary loss on investments in auction rate securities (“ARS”) classified as non-current investments on our balance sheet at June 30, 2009 and 2008 of $0.1 million and $0.7 million during the three and six-months ended June 30, 2009, respectively, and $1.1 million and $5.1 million for the three and six-months ended June 30, 2008, respectively. For the three and six-months ended June 30, 2009, this impairment related to the ARS was offset by $0.5 million and $0.6 million, respectively, related to foreign currency translation gains due primarily to the change in valuation of the Icelandic krona versus the U.S. dollar. For the three and six-months ended June 30, 2008, the ARS impairment charge included $0.9 million of impairment determined to be temporary at December 31, 2007. If uncertainties in these credit and capital markets continue, these markets deteriorate further or we experience additional downgrades on our investments, we may incur additional impairments to our investment portfolio, which could negatively affect our financial condition, cash flows and reported earnings.

Liquidity and Capital Resources

Financial Condition.  Our planned operations require immediate additional liquidity which may not be available, raising substantial doubt about our ability to continue as a going concern. Our cash used in operations have been $9.4 million and $38.0 million for the six-months ended June 30, 2009 and 2008, respectively and $54.8 million for the year ended December 31, 2008. In addition, the Company has significant amounts of long-term debt which requires interest payments of approximately $8.1 million per annum. At June 30, 2009, we had liquid funds available (cash and cash equivalents) of $3.8 million as compared to $3.7 million at December 31, 2008. In January 2009 we transferred our ARS to an Icelandic financial institution for an aggregate price of approximately $11.3 million. In April 2009, we signed a non-exclusive worldwide license with Celera Corporation (“Celera”) for our genetic markers for increased risk of major cardiovascular and metabolic diseases, including heart attack, stroke, atrial fibrillation (AF) and type 2 diabetes (T2D). Under the terms of the agreement we received an upfront payment of $10.0 million, which was received in April 2009.

To address deCODE’s immediate need for funds, management and the Board of Directors are exploring the possibilities of (i) selling some or all of deCODE’s U.S. subsidiaries, (ii) granting further licenses to specific diagnostic products, (iii) entering into a collaboration for gene sequencing, (iv) selling or out-licensing some or all of deCODE’s clinical and pre-clinical drug discovery programs, (v) restructuring deCODE’s outstanding convertible notes and (vi) obtaining new equity financing.  Achieving (v) could result in a settlement of deCODE’s convertible note obligation for substantially less than the carrying amount or in either a cash conversion of the convertible notes into equity of deCODE. Receipt of additional equity financing to support operations in the longer term depends in large part on the outcomes of actions in (i), (ii), (iii) and (v). Management and the board are having ongoing dialogues and negotiations with third parties in each of these areas. If deCODE’s Board of Directors concludes that any of these options can be better implemented in a bankruptcy proceeding, deCODE will commence a proceeding under Chapter 11 of the U.S. Bankruptcy Code. Whether in a bankruptcy proceeding or otherwise, the consummation of any of these approaches are dependent on successful negotiations with third parties and in many cases the availability of financing to such third parties. There can be no asssurance that any potential transactions will be consummated or will result in sufficient funding to sustain operations. deCODE believes it has sufficient resources to fund operations only into the latter half of the third quarter. It is simultaneously pursuing several options to ensure sufficient funding to take it to the execution of strategic options that can support the near- and longer-term viability of its core business.

In deCODE’s ongoing strategic review, deCODE has been evaluating and pursuing various alternatives aimed at focusing its business and underpinning ongoing product development and commercialization in its core business. One likely component of this effort is the sale of some or all of deCODE’s US medicinal chemistry and structural biology units. Although these units continue to operate and contribute to deCODE, in view of their prospective sale the company has accounted for these businesses as “discontinued operations” (see Note 12). With the exception of combined net loss figures, the operating results are thus all for deCODE’s continuing operations in its core activities in gene discovery and its related businesses, including DNA-based risk assessment tests, personal genome scans, intellectual property licensing, and contract genotyping.

We have financed our operations primarily through funding from research and development collaborative agreements, and the issuance of equity securities and long-term financing instruments ($1,088 million from the beginning of 1999 to June 30, 2009). At June 30, 2009, future funding under terms of our existing agreements is approximately $36.8 million (excluding milestone payments, royalties and other payments that we may earn under such collaborations, and excluding our discontinued operations and including $19.0 million from discontinued operations), for which significant expense will need to be incurred in order to earn this revenue. Of the $36.8 million, approximately $23.8 million (which includes $15.8 million from discontinued operations) is expected to be received during the year ending December 31, 2009, with the remaining amount due through 2012.

Icelandic Economic Situation. deCODE has significant operations in Iceland and pays a large proportion of its fixed costs in Icelandic Krona (ISK), while its sales are generally denominated in U.S. dollars and its reporting currency is the U.S. dollar. Beginning in the third quarter of 2008 and particularly in the first weeks of the fourth quarter, the effects of the global credit and financial crisis hit the Icelandic economy particularly hard. In mid-October 2008, the Icelandic parliament passed emergency legislation to minimize the impact of the financial crisis, resulting in the government takeover of the three largest Icelandic banks. By the end of October, with significant foreign exchange controls in place, the official exchange rate was 120.6 ISK to the U.S. dollar. The ISK fell from 62 ISK to the U.S. dollar on January 1, 2008 to 123 ISK to the U.S. dollar on December 31, 2008 and was 120 ISK to the U.S. dollar on June 30, 2009. The turmoil in the Icelandic financial sector and economy as a whole has not had a significant impact on deCODE and has had no material adverse impact on our day to day operations, except to decrease the dollar value of our ISK-denominated costs. At June 30, 2009, deCODE has ISK denominated operating lease obligations of $37.6 million, ISK denominated put rights related to our ARS of $11.7 million and cash and cash equivalents denominated in ISK of $0.1 million. Our most significant operating expenses denominated in ISK include salaries and rental payments on our leased facilities and capital equipment leases and we expect that in as far as the ISK decreases in value versus the U.S. dollar our ISK-denominated operating expenses will generally decrease.

Fair Value. As of June 30, 2009, we have certain assets recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS No. 157, we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Fair values determined by Level 3 inputs utilize unobservable inputs based on assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

As noted in Note 9 to our consolidated financial statements, a majority of our financial assets consist of auction rate securities (ARS) and have been classified as Level 3 in the fair value hierarchy. These assets are pledged to an Icelandic financial institution as of June 30, 2009 related to our secured borrowing. The pledged ARS consist of private placement securities with long-term nominal maturities for which the interest rates are reset through a Dutch auction process at pre-determined calendar intervals, generally each month. This mechanism generally allowed existing investors to rollover their holdings and continue to own their respective securities or liquidate their holdings by selling their securities at par value. We generally invested in these securities for short periods of time as part of our cash management program. However, the ongoing uncertainties in the credit markets prevented us and other investors from liquidating holdings of our remaining ARS in recent auctions for these securities because the amount of securities submitted for sale has exceeded the amount of purchase orders and this has resulted in multiple failed auctions. The pledged ARS at June 30, 2009, represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments were generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS.

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

As previously noted, in January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of approximately $11.3 million. The agreement includes both call and put rights under certain instances and which expire at the end of 2009. The estimated market value of our pledged non current investments in ARS at June 30, 2009 was $13.5 million. Based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $0.7 million and $5.1 million for the six-months ended June 30, 2009 and 2008, respectively, in Other non-operating income (expense), net in the Statements of Operations, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. deCODE recognized an unrealized gain of $1.5 million in Other Comprehensive Income during the six-months ended June 30, 2009. During the six-months ended June 30, 2008, the $5.1 million charge included $0.9 million related to ARS which deCODE had previously believed to be temporary and accounted for as an unrealized loss at December 31, 2007.

Our cash was provided by and used as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash provided by (used in):
Operating activities	$(9,441)	$(37,982)
Investing activities	74	3,730
Financing activities	9,431	(1,682)
Cash and cash equivalents, at end of period	3,765	18,238

Cash and Cash Equivalents.  At June 30, 2009 we had $3.8 million in cash and cash equivalents compared to $3.7 million at December 31, 2008. Utilization of our cash resources in 2009 is principally owing to cash used in product development, research and general operations as reflected in the $9.4 million cash we used in operations.

Operating Activities. Net cash used in operating activities decreased to $9.4 million in 2009 as compared to $38.0 million in 2008. Cash used in our operations is principally owing to cash used in diagnostic and therapeutic product development, research and general operations as reflected in the $9.4 million cash we used in operations, as more fully described above; most importantly attributable to our focus on applying our established capabilities in human genetics to drive our diagnostics and deCODEme businesses.

Investing Activities. Our investing activities have consisted of short-term investments in marketable securities and capital expenditures. Capital expenditures have been principally replacement capital expenditures during 2009 and we anticipate making only necessary replacement capital expenditures in the near term.

Financing Activities. Net cash of $9.4 million was provided by financing activities in 2009 as compared to $1.7 million used in financing activities in 2008. As previously noted, in January 2009 we entered into an agreement with an Icelandic financial institution (NBI hf) pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by us for an aggregate price of approximately $11.3 million. The agreement includes both call and put rights under certain instances and which expire at the end of 2009. Financing activities for 2008 consisted primarily of ongoing repayment of and installment payments on debt, capital lease and finance obligations ($1.5 million).

Contractual Commitments and Off-Balance Sheet Arrangements.  The following summarizes our contractual obligations at June 30, 2009, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1 – 2 Years	2 – 3 Years	3 – 4 Years	4 – 5 Years	More Than 5 Years
	(In thousands)
3.5% Senior convertible notes, including interest	$246,100	$8,050	$238,050	$—	$—	$—	$—
Long-term debt, including interest (3)	213	213	—	—	—	—	—
Capital lease obligations, including interest	748	748	—	—	—	—	—
Finance obligation, including interest (3)	36,732	2,059	2,111	2,164	2,218	2,273	25,907
Operating leases (1) (4)	38,366	3,777	3,696	3,678	3,582	3,487	20,146
Secured debt collateralized by ARS (2)	11,664	11,664	—	—	—	—	—
Total	$333,823	$26,511	$243,857	$5,842	$5,800	$5,760	$46,053

(1)          Balance includes $37.6 million of Icelandic krona (ISK) denominated lease obligations which are variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount is subject to periodic adjustments based on the Icelandic Consumer Price Index (ICPI). A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of our annual lease payments of $0.3 million. A hypothetical 100 basis point increase of the ICPI would result in an increase or decrease of our annual lease payments of $0.1 million.

(2)          Balance represents the put and call rights related to a secured borrowing and is denominated in ISK which is variable based on the exchange rate of the ISK versus the U.S. dollar and also this amount will increase each period through the end of 2009 due to fixed interest related to these put and call rights. A hypothetical 10% increase or decrease in the ISK and U.S. dollar exchange rate would result in an increase or decrease of the value of this balance by $1.7 million.

(3)          Balance represents commitments related to our U.S. operations which are classified as discontinued operations at June 30, 2009.

(4)          Balance includes $0.7 million of commitments related to our U.S. operations which are classified as discontinued operations at June 30, 2009.

In January 2009, deCODE entered into an agreement with NBI hf., an Icelandic financial institution, pursuant to which NBI has purchased all auction rate securities (“ARS”) owned by deCODE for an aggregate price of ISK 1,375,000,000, which represented $11.3 million at the then current currency exchange rates. NBI has the put option to require deCODE to repurchase the ARS upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf, deCODE’s Icelandic subsidiary, (“IE”) or a specified part of the operations of IE or (b) December 16, 2009, and deCODE has the call option to require NBI to sell the ARS to it at any time until January 1, 2010. The repurchase price on exercise of the put or call option (the “Repurchase Price”) will be equal to the Purchase Price plus interest from January 16, 2009 at a rate of five percent (5%) above the Reykjavik Interbank Offered Rate (REIBOR) in effect on the date payment is made less the aggregate amount of interest and principal received by NBI on the ARS. Due to the put and call options, the sale of the ARS to NBI was accounted for as a secured borrowing and as such, the ARS remain on deCODE’s Consolidated Balance Sheet, although they are held by NBI, and continue to be marked to fair value unless the put option as described above is not exercised prior to December 16, 2009. At June 30, 2009, deCODE’s Obligation Under the Auction Rate Securities Repurchase Agreement was $11.7 million on the Consolidated Balance Sheet, which represents deCODE’s liability at June 30, 2009 if the put or call right had been exercised to repurchase the ARS. deCODE recognized interest expense related to the put rights of $1.0 million during the six-months ended June 30, 2009.

Under the terms of certain technology licensing agreements, deCODE is obligated to make payments upon the achievement of established milestones leading to the discovery of defined products. These payments could total $5.0 million, with the timing of payments not determinable at the current time. These potential payments are not included in the above table.

In November 2007, deCODE adopted a Change In Control Benefits Plan that provides for, among other things, upon a change in control, all outstanding stock options, restricted stock and stock appreciation rights, and any similar awards under any equity compensation plan of deCODE, shall vest, become immediately exercisable or payable and have all restrictions lifted. In the event of a change in control, the Plan also requires deCODE to make a lump sum payment to the CEO and reporting officers based on their most recent salary and bonus history. Also, the Plan requires other benefits to be paid, to include life, disability, accident and health insurance for these employees for a period of 24 to 36 months depending on employment. deCODE believes that it is unlikely that these circumstances will transpire, as such no charge has been recognized in its Statements of Operations. Further, these potential payments are not included in the above table. As of June 30, 2009, the potential minimum lump sum payment (salary and bonus amounts only) under these change in control provisions would have totaled approximately $6.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objectives of our investment activities are to preserve principal, maintain a high degree of liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions. At June 30, 2009, our cash and cash equivalents are in savings accounts and money market funds and our non-current investments are in auction rate securities and which are pledged at June 30, 2009. At June 30, 2009, our cash and cash equivalents are largely invested in U.S. dollar denominated checking accounts, money market and also in Icelandic krona denominated accounts. Our obligation under the secured debt collateralized by auction rate securities is denominated in Icelandic krona. Our investments are subject to risk of default, changes in credit rating and changes in market value. These investments are also subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical 100 basis point increase in interest rates would result in an immaterial decrease in the fair value of our investments as of June 30, 2009. Changes in interest rates do not affect interest expense incurred on deCODE’s Convertible Notes, because they bear interest at a fixed rate. Using the price in the latest trades in June 2009, the market value of the Convertible Notes was approximately $15.3 million on June 30, 2009.

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

On July 31, 2003, our Board of Directors (other than our Chairman and Chief Executive Officer, who recused himself because he was an Individual Defendant) approved a proposed partial settlement with the plaintiffs in this matter, subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of deCODE’s insurers to the settlement, and the completion of acceptable final settlement documentation. A settlement fairness hearing was held on April 24, 2006. On June 25, 2007, the United States District Court for the Southern District of New York entered an order formally denying the motion for final approval of the settlement agreement because the settlement class could not be certified. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the “focus cases” and on September 27, 2007, again moved for class certification. The focus cases are a small group of cases that were selected as test cases due to the large number of nearly identical actions which were consolidated in the Initial Public Offering litigation. The court has indicated that the focus cases are intended to provide strong guidance for the other cases. The case involving deCODE is not a focus case. On November 12, 2007, certain of the defendants in the focus case moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the District Court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval. The Court granted the plaintiffs’ motion for preliminary approval and preliminarily certified the settlement classes on June 10, 2009. The settlement fairness hearing has been scheduled for September 10, 2009. Following the hearing, if the Court determines that the settlement is fair to the class members, the settlement will be approved and the case against deCODE and the Individual Defendants will be dismissed with prejudice. There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

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

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors set forth below have been updated to provide data for and as of the quarter ended June 30, 2009.

We are confronted by serious liquidity concerns which threaten our operations.

As of the date hereof, we have very limited financial resources. Our operations to date have consumed substantial amounts of cash and will continue to require substantial amounts of cash in the future. We are evaluating our alternatives for addressing this situation, which include primarily the sale of business units and programs, the sale or licensing of products and intellectual property, the entry into corporate partnerships and the restructuring of our debt together with new financing. Given our current liquid assets we have resources to continue operations only through the latter half of the third quarter and must obtain further financial resources in order to continue operations beyond this time. While negotiations regarding various alternatives are ongoing, we cannot provide any assurance that such negotiations will be completed within the time, or in a manner, that will enable us to continue operations.

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

•                  we may incur costs associated with responding to the concerns of customers, vendors and service providers, actual or threatened litigation from vendors and service providers, and acceleration of contract payments as a result of late payment;

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

•                  the amount we spend to obtain and enforce patent claims and other intellectual property rights; and

•                  the costs and timing of regulatory approvals.

We have relied on, and may continue to rely on, revenues generated by our corporate alliances and fee-paying customers for significant funding of our research efforts. Historically, a substantial portion of our revenue has been derived from contracts with a limited number of significant customers as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States National Institutes of Health (NIH)	30%	26%	28%	28%
European Community (EC)	26%	14%	26%	14%

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

We incurred a net loss of $13.2 million and $25.8 million during the three and six-months ended June 30, 2009 and $18.4 million and $45.0 million during the three and six-months ended June 30, 2008, respectively, and $80.9 million during the year ended December 31, 2008, and had an accumulated deficit of $738.0 million at June 30, 2009. We have never generated a profit and we have not generated significant revenues except for payments received in connection with our research and development collaborations with Roche, Merck and others, from contract services, and under grants and more recently in April 2009 our licensing agreement with Celera. Our research and development expenditures and general and administrative costs have exceeded our revenue to date, and we expect to spend significant additional amounts to develop our diagnostics and deCODEmeTM products and services, fund research and development in order to enhance our core technologies and undertake product development (including drug development and related clinical trials). We do not expect to receive royalties or other revenues from commercial sales of products developed using our technology in the near term. It may be several years before product revenues materialize, if they do at all. As a result, we expect to incur net losses for several years. If the time required to generate product revenues and achieve profitability is longer than we currently anticipate or the level of losses is greater than we currently anticipate, we may not be able to continue our operations.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

In January, 2009, we transferred $33.5 million principal amount of auction rate securities (“ARS”) to an Icelandic financial institution for an aggregate price of approximately $11.3 million. We have the call option to require the financial institution to sell the securities back to us at any time prior to December 31, 2009, and the financial institution has the put option to require us to repurchase the securities upon the earlier of (a) the sale of all or a majority of the stock of deCODE genetics ehf,  our Icelandic subsidiary, (“IE”) or a specified part of the operations of IE or (b) December 16, 2009, in each case for a specified price. For accounting purposes this transaction was accounted for as a secured borrowing and, as such, these ARS investments remain on our balance sheet and are collateral pledged to and held by the Icelandic institution. As of June 30, 2009, we had $33.5 million of principal invested in auction rate securities (“ARS”), all of which are classified as non-current investments on our balance sheet and are pledged to and held by the purchaser. These investments represent interests in debt obligations, namely life insurance wrapped issues, of companies offering credit derivatives, and of entities on which monoline insurers retain capital put rights. The remaining ARS investments are generally collateralized by pools of commercial paper, investment-grade corporate debt, asset and mortgage-backed securities, government and money-market issues and other ARS. Consistent with our investment policy guidelines, all of the ARS investments were rated as investment grade (at least A or better) at the time of purchase. The estimated market value of the non-current ARS holdings at June 30, 2009 was $13.5 million, which reflects a $20.0 million adjustment to the principal value of $33.5 million. Based on valuation models and an analysis of other-than-temporary impairment factors, deCODE has recorded an impairment charge of $0.1 million and $0.7 million for the three and six-months ended June 30, 2009, respectively, and $1.1 million and $5.1 million for the three and six-

months ended June 30, 2008, respectively, in Other non-operating income (expense), net in the Statements of Operations, reflecting the portion of ARS holdings that deCODE has concluded have an other-than-temporary decline in value. deCODE recognized an unrealized gain of $1.0 million and $1.5 million in Other Comprehensive Income during the three and six-months ended June 30, 2009, respectively. During the six-months ended June 30, 2008, the $5.1 million charge included $0.9 million related to ARS which deCODE had previously believed to be temporary and accounted for as an unrealized loss at December 31, 2007.

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

3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1+	License Agreement relating to cardiovascular and vascular diseases among deCODE genetics, Inc., deCODE genetics, ehf, and Celera Corporation.

10.2+	License Agreement relating to diabetes and metabolic syndrome among deCODE genetics, Inc., deCODE genetics, ehf, and Celera Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                 Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 2009

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

3.4	Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-31984) which became effective on July 17, 2000).

10.1+	License Agreement relating to cardiovascular and vascular diseases among deCODE genetics, Inc., deCODE genetics, ehf, and Celera Corporation.

10.2+	License Agreement relating to diabetes and metabolic syndrome among deCODE genetics, Inc., deCODE genetics, ehf, and Celera Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                 Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Securities and Exchange Commission.

Note: Unless otherwise noted, the SEC File number of each of the above referenced documents is 000-30469.